Form 10-Q
period 2006-09-30
MSB FINANCIAL CORP.
filed 2006-12-27
CIK 1374783

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

---------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


    For the quarterly period ended September 30, 2006
                                   ------------------

                                       OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934

   For the transition period from ______________  to ______________


                  Commission File Number 333-137294
                                         ----------

                               MSB FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      UNITED STATES                                             34-1981437
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                          Identification Number)

   1902 Long Hill Road, Millington, New Jersey                 07946-0417
--------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,
including area code:                   (908) 647-4000
                              --------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No [X]

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, December 20, 2006:

            $0.10 par value common stock - 10,000 shares outstanding

                      MSB FINANCIAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                    Page
                                                                                   Number
                                                                                   ------

PART I - FINANCIAL INFORMATION

      Item 1:  Financial Statements

               Consolidated Statements of Financial Condition
               at September 30, 2006 and June 30, 2006 (Unaudited)                   2

               Consolidated Statements of Income for the Three Months Ended
               September 30, 2006 and 2005 (Unaudited)                               3

               Consolidated Statements of Cash Flows for the Three Months
               Ended September 30, 2006 and 2005 (Unaudited)                         4

               Notes to Consolidated Financial Statements                            5

      Item 2:  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                         7

      Item 3:  Quantitative and Qualitative Disclosures About Market Risk           11

      Item 4:  Controls and Procedures                                              12


PART II - OTHER INFORMATION                                                         13


SIGNATURES                                                                          14

                      MSB FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (Unaudited)

                                                                         SEPTEMBER 30,             JUNE 30,
                                                                             2006                    2006
                                                                         -------------            ---------
                                                                               (DOLLARS IN THOUSANDS,
                                                                              EXCEPT PER SHARE AMOUNT)
ASSETS
    Cash and due from banks                                               $  1,770                $  1,779
    Interest-bearing demand deposits with banks                              3,982                   4,102
                                                                          --------                --------
              Total Cash and Cash Equivalents                                5,752                   5,881

    Trading securities                                                         107                     109
    Securities held to maturity (fair value $27,079 and
    $26,821, respectively)                                                  27,585                  27,707
    Loans Receivable, net of allowance for loan losses
    of $921 and $921, respectively                                         223,662                 218,321
    Investment in real estate                                                   93                      97
    Premises and equipment                                                   9,015                   8,899
    Federal Home Loan Bank of New York stock, at cost                        3,026                   2,821
    Bank owned life insurance                                                4,037                   4,004
    Accrued interest receivable                                              1,336                   1,350
    Deferred income taxes                                                      747                     752
    Other assets                                                               361                     243
                                                                          --------                --------
        TOTAL ASSETS                                                      $275,721                $270,184
                                                                          ========                ========


LIABILITIES AND SHAREHOLDER'S EQUITY

LIABILITIES

    Deposits                                                              $195,473                $194,755
    Advances from Federal Home Loan Bank of NY                              58,736                  54,181
    Advance payments by borrowers for taxes and insurance                      465                     529
    Accrued interest payable and other liabilities                           1,413                   1,228
                                                                          --------                --------
        TOTAL LIABILITIES                                                  256,087                 250,693
                                                                          --------                --------


COMMITMENTS AND CONTINGENCIES                                                    -                       -

SHAREHOLDER'S EQUITY
    Common Stock, par value $.10; 10,000,000 shares
    authorized; 10,000 shares issued and outstanding                             1                       1
    Paid-In Capital                                                            199                     199
    Retained Earnings                                                       19,434                  19,291
                                                                          --------                --------
TOTAL SHAREHOLDER'S EQUITY                                                  19,634                  19,491
                                                                          --------                --------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                $275,721                $270,184
                                                                          ========                ========

See notes to consolidated financial statements.

                      MSB FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                              Three Months Ended
                                                                 September 30,
                                                             -------------------
                                                               2006         2005
                                                             -------     -------
                                                                (In Thousands)
Interest Income:
    Loans receivable, including fees                         $ 3,525     $ 2,889
    Securities held to maturity                                  294         295
    Other                                                         55          39
                                                             -------     -------
        Total Interest Income                                  3,874       3,223
                                                             -------     -------

Interest Expense
    Deposits                                                   1,449       1,124
    Borrowings                                                   746         243
                                                             -------     -------
        Total Interest Expense                                 2,195       1,367
                                                             -------     -------

Net Interest Income                                            1,679       1,856

Provision for Loan Losses                                          0          15
                                                             -------     -------

Net Interest Income after Provision for Loan Losses            1,679       1,841
                                                             -------     -------

Non-Interest Income
    Fees and service charges                                      86          84
    Income from bank owned life insurance                         34          34
    Unrealized gain (loss) on trading securities                  (2)         11
    Income from investment in real estate                         15          11
    Other                                                         20          19
                                                             -------     -------
        Total Non-Interest Income                                153         159
                                                             -------     -------

Non-Interest Expenses
    Salaries and employee benefits                               777         694
    Directors Compensation                                        71          72
    Occupancy and equipment                                      300         227
    Service bureau fees                                          141         129
    Advertising                                                   92          50
    Other                                                        230         232
                                                             -------     -------
        Total Non-Interest Expense                             1,611       1,404
                                                             -------     -------

Income before Income Taxes                                       221         596

Income Taxes                                                      78         224
                                                             -------     -------

Net Income                                                   $   143     $   372
                                                             =======     =======

See notes to consolidated financial statements.

                      MSB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                            MSB FINANCIAL CORP AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                             Three Months Ended
                                                                               September 30,
                                                                            ------------------
                                                                              2006       2005
                                                                            -------    -------

                                                                               (In Thousands)
Cash Flows from operating activities:
    Net Income                                                              $   143    $   372
    Adjustments to reconcile net income to net
       cash provided by operating activities:
         Net amortization of loan fees                                          (35)       (27)
         Depreciation and amortization                                          128        110
         Provision for Loan Losses                                                -         15
         Earnings on bank owned life insurance                                  (34)       (34)
         Unrealized loss (gain) on trading securities                             2        (11)
         Deferred Income taxes                                                    5          -
         Decrease in accrued interest receivable                                 14         42
         (Increase) decrease in other assets                                   (117)        48
         Increase in accrued interest payable                                   213         29
         (Decrease) increase in other liabilities                               (28)       177
                                                                            -------    -------
              Net Cash Provided by Operating Activities                         291        721
                                                                            -------    -------

Cash Flows from Investing Activities:
      Activity in held to maturity securities:
          Maturities, calls and principal repayments                            122        188
      Net increase in Loans receivable                                       (5,306)    (8,570)
      Purchase of bank premises and equipment                                  (240)       (56)
      Federal Home Loan Bank of New York stock:
          Purchases                                                            (965)       (47)
          Redemptions                                                           760         47
                                                                            -------    -------
              Net Cash Used in Investing Activities                          (5,629)    (8,438)
                                                                            -------    -------

Cash Flows from Financing Activities:
      Increase (decrease) in deposits                                           718       (826)
      Increase in short-term borrowings                                       4,750      8,250
      Repayments of long-term debt                                             (195)      (189)
      (Decrease) in advance payments by borrowers for taxes and insurance       (64)       (62)
                                                                            -------    -------
              Net Cash Provided by Financing Activities                       5,209      7,173
                                                                            -------    -------

              Net (Decrease) in Cash and Cash Equivalents                      (129)      (544)

Cash and Cash Equivalents - Beginning                                         5,881      5,666
                                                                            -------    -------
Cash and Cash Equivalents - Ending                                          $ 5,752    $ 5,122
                                                                            -------    -------

Supplementary Cash Flows Information:

      Interest paid                                                         $ 1,982    $ 1,338
                                                                            =======    =======

      Income taxes paid                                                           -    $    24
                                                                            =======    =======


See notes to consolidated financial statements.

                      MSB FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND BUSINESS

MSB Financial Corp. (the "Company") is a federally-chartered corporation organized in 2004 for the purpose of acquiring all of the capital stock that Millington Savings Bank (the "Bank") issued in its mutual holding company reorganization. The Company's principal executive offices are located at 1902 Long Hill Road, Millington, New Jersey 07946-0417 and its telephone number at that address is (908) 647-4000.

MSB Financial, MHC is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization. MSB Financial, MHC has not engaged in any significant business since its formation. So long as MSB Financial, MHC is in existence, it will at all times own a majority of the outstanding stock of The Company.

The Bank is a New Jersey-chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Office of Thrift Supervision regulates MSB Financial, MHC and the Company as savings and loan holding companies.

A Registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering is anticipated to close in January 2007.

NOTE 2 - BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank and the Bank's wholly-owned subsidiary, Millington Savings Service Corp. All significant inter-company accounts and transactions have been eliminated in consolidation. These statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three month periods ended September 30, 2006 and 2005. The results of operations for the three month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statements of financial condition for June 30, 2006 were derived from the Company's Registration Statement on Form S-1 (File No. 333-137294). That data, along with the interim financial information presented in the consolidated statements of financial
                                       5
condition, income and cash flows, should be read in conjunction with the 2006 consolidated financial statements as presented in the Form S-1.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. The allowance for loan losses represents management's best estimate of losses known and inherent in the portfolio that are both probable and reasonable to estimate. While management uses the most current information available to estimate losses on loans, actual losses are dependent on future events and, as such, increases in the allowance for loan losses may be necessary.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

NOTE 3 - EARNINGS PER SHARE

Earnings per share was not meaningful for the three months ended September 30, 2006 and 2005, as the Company had no publicly held shares during the periods.

NOTE 4 - STOCK BASED COMPENSATION

The Company had no stock-based compensation as of, or prior to, September 30, 2006.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements, which can be identified by the use of words such as "believes," "expects," "anticipates," "estimates" or similar expressions. Forward - looking statements include:

     o    Statements of our goals, intentions and expectations;
     o    Statements  regarding  our  business  plans,  prospects,   growth  and
          operating strategies;
     o    Statements   regarding   the  quality  of  our  loan  and   investment
          portfolios; and
     o    Estimates of our risks and future costs and benefits.

These   forward-looking   statements  are  subject  to  significant   risks  and
uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

     o General economic conditions, either nationally or in our market area, that are worse than expected;
     o Changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
     o Our ability to enter into new markets and/or expand product offerings successfully and take advantage of growth opportunities;
     o    Increased competitive pressures among financial services companies;
     o    Changes in consumer spending, borrowing and savings habits;
     o    Legislative or regulatory changes that adversely affect our business;
     o    Adverse changes in the securities markets;
     o    Our ability to successfully manage our growth; and
     o Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board.

Any of the forward-looking statements that we make in this report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Consequently, no forward-looking statement can be guaranteed.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND JUNE 30, 2006

     GENERAL. Total assets reached $275.7 million at September 30, 2006, compared to $270.2 million at June 30, 2006. The increase was fueled by loan originations, the funding for which was provided primarily by an increase in borrowed funds which grew to $58.7 million at September 30, 2006, compared to $54.2 million at June 30, 2006, an 8.3% increase.

     LOANS. Loans receivable, net, rose to $223.7 million at September 30, 2006 from $218.3 million at June 30, 2006, an increase of $5.3 million, or 2.4%. As a percentage of assets, loans increased to 81.1% from 80.8%. One-to-four family real estate loans grew by $2.8 million or 2.4% between June 30, 2006 and September 30, 2006. Home equity lending continued to be strong, and this portfolio grew during the three months ended September 30, 2006 by $2.8 million or 5.8%.

     SECURITIES. Our portfolio of securities held to maturity decreased slightly to $27.6 million at September 30, 2006 as compared to $27.7 million at June 30, 2006 due to principal repayments during the three months ended September 30, 2006. We did not purchase any new securities during the three months ended September 30, 2006, and we continue to use cash flows from the securities portfolio to fund loan originations.

     DEPOSITS. Total deposits at September 30, 2006 were $195.5 million, compared to $194.8 million at June 30, 2006. Certificates of deposit increased by $2.8 million partially offsetting a decrease of $1.7 million in interest-bearing checking and savings accounts.

     BORROWINGS. Total borrowings at September 30, 2006 amounted to $58.7 million, compared to $54.2 million at June 30, 2006. The increase resulted from the need to fund new loans. We anticipate using net proceeds from the stock offering to reduce our outstanding Federal Home Loan Bank borrowings.

     Our investment in Federal Home Loan Bank of New York stock was $3.0 million at September 30, 2006 compared to $2.8 million at June 30, 2006, reflecting the increased level of borrowings.

     EQUITY. Stockholder's equity was $19.6 million at September 30, 2006 as compared to $19.5 million at June 30, 2006, reflecting net income for the three-month period of $143,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

     GENERAL. Our net income for the three months ended September 30, 2006 was $143,000, a 61.6% decrease compared to net income of $372,000 for the three months ended September 30, 2005. This was primarily the result of a $177,000 or 9.5% decrease in net interest income and a $207,000 or 14.7% increase in non-interest expense for the three months ended September 30, 2006 as compared to the same period in 2005. An $83,000 increase in salaries and employee benefits expense was the largest increase in the non-interest expense category.

     NET INTEREST INCOME. Net interest income for the three months ended September 30, 2006 amounted to $1.7 million and was $177,000 or 9.5% lower than net interest income for the three months ended September 30, 2005 of $1.9 million. A $651,000 or 20.2% increase in interest income for the three months ended September 30, 2006 was substantially offset by a $828,000 or 60.6% increase in interest expense.

     The increase in interest income for the three months ended September 30, 2006 resulted from a 13.5% increase in the average balance of interest-earning assets and a 34 basis points increase in the average yield thereon. Our average yield on loans receivable for the three months ended September 30, 2006 was 6.37%, 34 basis points greater than for the three months ended September 30, 2005. The increase in yield on loans combined with a $29.9 million increase in the average balance of loans receivable for the three months ended September 30, 2006 is responsible for the 20.2% increase in interest income over the three months ended September 30, 2005.

     The 60.6% increase in interest expense for the three months ended September 30, 2006 is attributable to higher interest rates and borrowings during the period. The average cost of deposits rose by 76 basis points, while the average balance of deposits was level between periods. The average balance of Federal Home Loan Bank advances for the three months ended

September 30, 2006 was $57.5 million and the average cost thereof was 5.19%. This represents a $32.7 million or 131.9% increase over the average balance of $24.8 million for the three months ended September 30, 2005 and a 127 basis point increase over the average cost of advances for the 2005 period.

     PROVISION FOR LOAN LOSSES. We did not make a loan loss provision during the three months ended September 30, 2006. A $15,000 provision was made during the same period in 2005. The allowance for loan losses was $921,000, $921,000 and $879,000 at September 30, 2006, June 30, 2006, and September 30, 2005,
respectively, representing 0.40%, 0.41% and 0.43% of total loans. The ratio of non-performing loans to total loans was 0.80%, 0.32% and 1.14% at September 30, 2006, June 30, 2006, and September 30, 2005, respectively. During the three months ended September 30, 2006, there were no loan charge-offs or recoveries of loans previously charged off. During the three months ended September 30, 2005, loans totaling $9,000 were charged off and no recoveries of previously charged off were recorded. The allowance for loan losses reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate.

     NON-INTEREST INCOME. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of our bank owned life insurance. Overall, non-interest income fell by $6,000 or 3.8% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

     NON-INTEREST EXPENSES. Total non-interest expenses grew by $207,000 or 14.7% during the three months ended September 30, 2006 to $1.6 million compared to $1.4 million for the same period in 2005.

     Salaries and employee benefits expense totaled $777,000 for the three months ended September 30, 2006, an $83,000 or 12.0% increase over $694,000 for the three months ended September 30, 2005. Salaries and employee benefits are our main non-interest expense and represented 48.2% and 49.4% of non-interest expenses for the three months ended September 30, 2006 and 2005, respectively.

     Non-interest expense for the 2006 period, particularly salaries and employee benefits, occupancy, equipment and advertising expenses, was impacted by the operation of the Martinsville branch office which opened in July 2006.

     INCOME TAXES. Income tax expense for the three months ended September 30, 2006 was $78,000 or 35.3% of income before income taxes as compared to $224,000 or 37.6% of income before income taxes for the three months ended September 30, 2005. The reduction for the three months ended September 30, 2006 primarily reflects lower pre-tax income for that period.

CRITICAL ACCOUNTING POLICIES

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.

     The allowance for loan losses represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the allowance for loan losses, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a two tier approach: (1) identification of impaired loans for which specific reserves are established; and (2) establishment of general valuation allowances on the remainder of the loan portfolio. We maintain a loan review system which provides for a systematic review of the loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loan, type of collateral and the financial condition of the borrower. Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment.

     Although specific and general loan loss allowances are established in accordance with management's best estimate, actual losses are dependent upon future events and, as such, further provisions for loan losses may be necessary in order to increase the level of the allowance for loan losses. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of our borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make increased provisions to the allowance for loan losses, which would be a charge to income during the period the provision is made, resulting in a reduction to our earnings. A change in economic conditions could also adversely affect the value of the properties collateralizing our real estate loans, resulting in increased charge-offs against the allowance and reduced recoveries, and thus a need to make increased provisions to the allowance for loan losses. Furthermore, a change in the composition of our loan portfolio or growth of our loan portfolio could result in the need for additional provisions.

RECENT ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement will require that all share-based payments to employees, including grants of employee stock options, be recognized as compensation costs in the financial statements based on their fair values. The effective date of this statement was delayed until fiscal years beginning after June 15, 2005. The impact of the adoption of this standard will be dependent on the nature and extent of stock-based compensation granted in future periods.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this statement as required, and do not believe the adoption will have a material effect on our results of operations or financial position.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 amends SFAS No. 133 and 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We are required to adopt the provisions of SFAS No. 155, as applicable, beginning on July 1, 2007. We do not believe the adoption of SFAS No. 155 will have any impact on our financial position or results of operations.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140." SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for us will be July 1, 2007. We do not believe that the adoption of SFAS No. 156 will have any effect on our financial position or results of operations.

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (FIN
48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position only, if the company has determined based on the technical merits of the tax position, that the tax position would more likely than not be sustained upon an examination by the appropriate taxing authority. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not believe that the adoption of FIN 48 will have any effect on our financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

     In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. We are currently analyzing the effects of SFAS 158 but expect that its implementation will not have a material impact on our consolidated financial condition or results of operations.

     On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. We have analyzed SAB 108 and determined that upon adoption it will not impact our reported results of operations or financial condition.

     In September 2006, the FASB issued FASB Staff Position AUG AIR-1, "Accounting for Planned Major Maintenance Activities" which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a significant impact on the determination or reporting of our financial results.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our most significant form of market risk is interest rate risk because the majority of our assets and liabilities are monetary instruments. Our assets, consisting primarily of mortgage loans, have generally longer maturities than our liabilities, consisting primarily of short-term deposits. We derive our income mainly from the difference or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

     The following table presents Millington Savings Bank's net portfolio value as of June 30, 2006. The Bank outsources its interest rate risk modeling and the net portfolio values shown in this table were calculated by an outside consultant, based on information provided by Millington Savings Bank. Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended September 30, 2006.

                                           At June 30, 2006
---------------------------------------------------------------------------------------------------------
                                                                             Net Portfolio Value as
                                   Net Portfolio Value                    % of Present Value of Assets
                      -----------------------------------------------    -------------------------------
                                                                             Net
                                                                          Portfolio
   Changes in                                                               Value          Basis Point
    Rates(1)            $ Amount         $ Change          % Change         Ratio             Change
------------------    -------------     ------------     ------------    -------------    --------------
                         (Dollars in thousands)

     +300bp                 10,282       (12,755)          -55.37%          4.22%           (454) bp

     +200bp                 14,293        (8,743)          -37.95%          5.72%           (303) bp

     +100bp                 18,470        (4,567)          -19.82%          7.21%           (154) bp

       0bp                  23,037           0               0%             8.75%             0 bp

     -100bp                 26,879         3,843           16.68%           9.97%             122 bp

     -200bp                 29,532         6,495           28.20%           10.77%           201 bp

     Future interest rates or their effect on net portfolio value or net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in this type of computation. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rate on certain types of assets and liabilities, such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above.
Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

     Notwithstanding the discussion above, the quantitative interest rate analysis presented above indicates that a rapid increase in interest rates would adversely affect our net interest margin and earnings.

ITEM 4 - CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based on such evaluation, the Company's Chief Executive

Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2006.

 No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         There were no material pending legal proceedings at September 30, 2006 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A - RISK FACTORS

         This item is not yet applicable to the Company because the Company has not yet filed an annual report on Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not Applicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS

         31 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)

         32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MSB FINANCIAL CORP.
                                  (Registrant)


Date: December 27, 2006           /s/ Gary T. Jolliffe
                                  ----------------------------------------------
                                  Gary T. Jolliffe
                                  President and Chief Executive Officer




Date: December 27, 2006           /s/ Jeffrey E. Smith
                                  ----------------------------------------------
                                  Jeffrey E. Smith
                                  Vice President and Chief Financial Officer