Form 10-Q
period 2006-12-31
MSB FINANCIAL CORP.
filed 2007-02-14
CIK 1374783

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

---------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


    For the quarterly period ended                 December 31, 2006
                                    --------------------------------------------

                                       OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


   For the transition period from                        to
                                       -----------------      ------------------


                        Commission File Number: 001-33246

                               MSB FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              UNITED STATES                                34-1981437
----------------------------------------------      ----------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      Incorporation or organization)                 Identification Number)

 1902 Long Hill Road, Millington, New Jersey                07946-0417
----------------------------------------------      ----------------------------
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number,
including area code:                                     (908) 647-4000
                                                    ----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, February 8, 2007:

           $0.10 par value common stock - 5,620,625 shares outstanding

                      MSB FINANCIAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I - FINANCIAL INFORMATION

      Item 1:  Financial Statements

               Consolidated Statements of Financial Position
               at December 31, 2006  and June 30, 2006 (Unaudited)                              2

               Consolidated Statements of Income for the Three and Six Months Ended
               December 31, 2006 and 2005 (Unaudited)                                           3

               Consolidated Statements of Cash Flows for the Six Months
               Ended December 31, 2006 and 2005 (Unaudited)                                     4

               Notes to Consolidated Financial Statements                                       5

      Item 2:  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                    9

      Item 3:  Quantitative and Qualitative Disclosures About Market Risk                      15

      Item 4:  Controls and Procedures                                                         15


PART II - OTHER INFORMATION                                                                    16


SIGNATURES                                                                                     18

                       MSB FINANCIAL CORP AND SUBSIDARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (Unaudited)

                                                           December 31,        June 30,
                                                              2006              2006
                                                           ------------       ---------
                                                                   (In Thousands
                                                         Except share and per share amount)
Assets
    Cash and due from banks                                  $  1,870          $  1,779
    Interest-bearing demand deposits with banks                46,638             4,102
                                                             --------          --------

              Total Cash and Cash Equivalents                  48,508             5,881

    Trading securities                                            115               109
    Securities held to maturity (fair value $26,949 and        27,491            27,707
      $26,821, respectively)
    Loans Receivable, net of allowance for loan losses        227,652           218,321
      Of $920 and $921, respectively
    Investment in real estate                                      89                97
    Premises and equipment, net                                 8,977             8,899
    Federal Home Loan Bank of New York stock, at cost             936             2,821
    Bank owned life insurance                                   4,074             4,004
    Accrued interest receivable                                 1,414             1,350
    Deferred income taxes                                         777               752
    Other assets                                                  569               243
                                                             --------          --------

        Total Assets                                         $320,602          $270,184
                                                             ========          ========

Liabilities and Shareholder's Equity

Liabilities

    Deposits                                                 $286,614          $194,755
    Advances from Federal Home Loan Bank of NY                 12,289            54,181
    Advance payments by borrowers for taxes and                   482               529
      Insurance
    Accrued interest payable and other liabilities              1,411             1,228
                                                             --------          --------

        Total liabilities                                     300,796           250,693
                                                             --------          --------

Commitments and Contingencies                                       -                 -

Shareholder's Equity
    Common Stock, par value $.10; 10,000,000 shares
      Authorized; 10,000 shares issued and outstanding              1                 1
    Paid-In Capital                                               199               199
    Retained Earnings                                          19,606            19,291
                                                             --------          --------

Total Shareholder's Equity                                     19,806            19,491
                                                             --------          --------


Total Liabilities and Shareholder's Equity                   $320,602          $270,184
                                                             ========          ========

See notes to consolidated financial statements.

                      MSB FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Six Months Ended          Three Months Ended
                                                       December 31,  December 31, December 31, December 31,
                                                           2006         2005         2006         2005
                                                        ----------   ----------   ----------   ----------
                                                               (In Thousands, except share and
                                                                     per share amounts)
Interest Income:
    Loans receivable, including fees                    $    7,119   $    6,002   $    3,594   $    3,113
    Securities held to maturity                                587          589          293          294
    Other                                                      209           79          154           40
                                                        ----------   ----------   ----------   ----------

        Total Interest Income                                7,915        6,670        4,041        3,447
                                                        ----------   ----------   ----------   ----------
Interest Expense
    Deposits                                                 3,120        2,350        1,671        1,226
    Borrowings                                               1,385          607          639          364
                                                        ----------   ----------   ----------   ----------

        Total Interest Expense                               4,505        2,957        2,310        1,590
                                                        ----------   ----------   ----------   ----------

Net Interest Income                                          3,410        3,713        1,731        1,857

Provision for Loan Losses                                        0           30            0           15
                                                        ----------   ----------   ----------   ----------

Net Interest Income after Provision for Loan Losses          3,410        3,683        1,731        1,842
                                                        ----------   ----------   ----------   ----------
Non-Interest Income
    Fees and service charges                                   168          173           82           89
    Income from bank owned life insurance                       70           64           36           30
    Unrealized gain on trading securities                        6           11            8            0
    Income from investment in real estate                       32           21           17           10
    Other                                                       40           37           20           18
                                                        ----------   ----------   ----------   ----------

        Total Non-Interest Income                              316          306          163          147
                                                        ----------   ----------   ----------   ----------
Non-Interest Expenses
    Salaries and employee benefits                           1,546        1,372          769          678
    Directors Compensation                                     144          144           73           72
    Occupancy and equipment                                    599          467          299          240
    Service bureau fees                                        276          247          135          118
    Advertising                                                158          116           66           66
    Other                                                      513          461          283          229
                                                        ----------   ----------   ----------   ----------

        Total Non-Interest Expense                           3,236        2,807        1,625        1,403
                                                        ----------   ----------   ----------   ----------

Income before Income Taxes                                     490        1,182          269          586

Income Taxes                                                   175          449           97          225
                                                        ----------   ----------   ----------   ----------

Net Income                                              $      315   $      733   $      172   $      361
                                                        ==========   ==========   ==========   ==========

Net Income per common share-basic and diluted
            basic                                       $     0.10   $     0.24   $     0.06   $     0.12

            diluted                                     $     0.10   $     0.24   $     0.06   $     0.12

Weighted average number of common shares outstanding-
            basic                                        3,091,344    3,091,344    3,091,344    3,091,344

            diluted                                      3,091,344    3,091,344    3,091,344    3,091,344


See notes to consolidated financial statements.

                            MSB Financial Corp and Subsidiaries
                          Consolidated Statements of Cash Flows
                                       (Unaudited)

                                                                        Six Months Ended December 31,
                                                                              2006        2005
                                                                            --------    --------
                                                                               (In Thousands)
Cash Flows from operating activities:
    Net Income                                                              $    315    $    733
    Adjustments to reconcile net income to net
       cash provided by operating activities:
      Net amortization of loan fees and loan costs                               (55)        (57)
      Depreciation                                                               263         214
      Provision for Loan Losses                                                    -          30
      Earnings on bank owned life insurance                                      (70)        (65)
      Unrealized (gain) on trading securities                                     (6)        (11)
      Deferred Income taxes                                                      (25)          -
      (Increase) in interest receivable                                          (64)       (141)
      (Increase) decrease in other assets                                       (326)         32
      Increase (decrease) in accrued interest payable                             49         (38)
      Increase in other liabilities                                              134          95
                                                                            --------    --------

              Net Cash Provided by Operating Activities                          215         792
                                                                            --------    --------

Cash Flows from Investing Activities:
      Activity in held to maturity securities:
          Maturities, calls and principal repayments                             216         357
      Net increase in Loans receivable                                        (9,276)    (22,515)
      Purchase of bank premises and equipment                                   (333)       (207)
      Federal Home Loan Bank of New York stock:
          Purchases                                                           (1,505)     (1,196)
          Redemptions                                                          3,390         579
                                                                            --------    --------

              Net Cash Used in Investing Activities                           (7,508)    (22,982)
                                                                            --------    --------

Cash Flows from Financing Activities:
      Increase in deposits                                                    91,859       3,084
      (Decrease) increase in short-term borrowings                           (41,500)     18,750
      Repayments of long-term debt                                              (392)       (379)
      (Decrease) in advance payments by borrowers for taxes and insurance        (47)        (26)
                                                                            --------    --------

              Net Cash Provided by Financing Activities                       49,920      21,429

              Net Increase (Decrease) in Cash and Cash Equivalents            42,627        (761)

Cash and Cash Equivalents - Beginning                                          5,881       5,666
                                                                            --------    --------

Cash and Cash Equivalents - Ending                                          $ 48,508    $  4,905
                                                                            --------    --------

Supplementary Cash Flows Information

      Interest paid                                                         $  4,457    $  2,995
                                                                            ========    ========

      Income taxes paid                                                     $    258    $    489
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

         MSB Financial, MHC (the "MHC") is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization. MSB Financial, MHC has not engaged in any significant business since its formation. So long as MSB Financial, MHC is in existence, it will at all times own a majority of the outstanding stock of The Company.

         The Bank is a New Jersey-chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Office of Thrift Supervision regulates MSB Financial, MHC and the Company as savings and loan holding companies.

         A Registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Bank's newly established Employee Stock Ownership Plan ("ESOP"). Net proceeds of the offering totaled approximately $24.6 million. Concurrent with closing of the offering, the MHC received 3,091,344 shares of company stock in exchange for the 10,000 shares previously owned. The MHC is the majority stockholder of the Company owning 55% of the outstanding common stock.

Note 2 - Basis of Consolidated Financial Statement Presentation

         The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank's wholly-owned subsidiary, Millington Savings Service Corp. All significant inter-company accounts and transactions have been eliminated in consolidation. These statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America.

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and six month periods ended December 31, 2006 and 2005. The results of operations for the three and six month periods ended December 31,

2006 and 2005 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

         The data in the consolidated statements of financial condition for June 30, 2006 were derived from the Company's Registration Statement on Form S-1 (File No. 333-137294). That data, along with the interim financial information presented in the consolidated statements of financial condition, income and cash flows, should be read in conjunction with the 2006 consolidated financial statements as presented in the Form S-1.

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

Note 3 - Earnings Per Share

         The 10,000 shares issued to MSB Financial, MHC in connection with the formation of the mutual holding company structure in 2004 were "replaced" with 3,091,344 shares, or 55% of the shares issued in the Company's initial public offering, upon completion of the offering on January 4, 2007. This transaction is analogous to a stock split or significant stock dividend, therefore, net income per common share for those shares have been retroactively restated for all periods presented. Earnings per share for periods subsequent to December 31, 2006 will reflect the issuance of the 2,529,281 shares sold in the stock offering in addition to the shares held by MSB Financial, MHC. Basic and diluted earnings per share are equivalent as there were no contracts or securities exercisable or which could be converted into common stock.

Note 4 - Stock Based Compensation

         The Company had no stock-based compensation as of, or prior to, December 31, 2006.

Note 5 - Recent Accounting Pronouncements

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement will require that all share-based payments to employees, including grants of employee stock options, be recognized as compensation costs in the consolidated financial statements based on their fair values. The effective date of this statement was delayed until fiscal years beginning after June 15, 2005. The impact of the adoption of this standard will be dependent on the nature and extent of stock-based compensation granted in future periods.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have adopted this statement as required, and such adoption did not have a material effect on our results of operations or financial position.

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

         In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position only, if the company has determined based on the technical merits of the tax position, that the tax position would more likely than not be sustained upon an examination by the appropriate taxing authority. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not believe that the adoption of FIN 48 will have a material effect on our financial position or results of operations.

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

         On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. We have analyzed SAB 108 and determined that it will not impact our reported results of operations or financial condition.

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

Note 6 - Retirement Plans

         Periodic expenses for the Company's retirement plans, which include the Directors' Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

                                   Six Months Ended     Three Months Ended
                                      December 31,          December 31,
                                   ----------------     ------------------
                                    2006       2005       2006       2005
                                    ----       ----       ----       ----
                                              (In Thousands)

Service Cost                        $ 51       $ 59       $ 26       $ 29
Interest Cost                         26         21         13         11
Amortization of Past Service Cost      7         24          3         12
                                    ----       ----       ----       ----
                                    $ 84       $104       $ 42       $ 52
                                    ====       ====       ====       ====

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

Comparison of Financial Condition at December 31, 2006 and June 30, 2006

         General. Total assets reached $320.6 million at December 31, 2006, compared to $270.2 million at June 30, 2006. Subscription funds received in the Company's stock offering, which commenced in November and was completed subsequent to the quarter end, on January 4, 2007, had a significant impact on quarter end data. At December 31, 2006, the Company had received $82.2 million in stock subscription funds, a substantial portion of which represented over subscriptions subsequently returned. Cash and cash equivalents stood at $48.5 million at December 31, 2006 compared to $5.9 million at June 30, 2006. Liquidity provided by the offering was also responsible for the decrease in borrowed funds; FHLB advances fell to $12.3 million at December 31, 2006 from $54.2 million at fiscal year end.

         Loans. Loans receivable, net, rose to $227.7 million at December 31, 2006 from $218.3 million at June 30, 2006, an increase of $9.4 million. One-to-four family real estate loans grew by $ 3.8 million or 3.18% between June 30, 2006 and December 31, 2006. Home equity lending continued to be strong, and this portfolio grew during the six months ended December 31, 2006 by $7.2 million or 14.71%.

         Securities. Our portfolio of securities held to maturity decreased slightly to $27.5 million at December 31, 2006 as compared to $27.7 million at June 30, 2006 due to principal repayments. We did not purchase any new securities during the six months ended December 31, 2006.

         Deposits. Total deposits at December 31, 2006 were $286.6 million, compared to $194.8 million at June 30, 2006. Savings deposits, inclusive of subscription funds, increased $83.9 million, as did certificates of deposit by $9.3 million, whereas interest bearing checking balances decreased by $857,000. The increase in savings deposits was due primarily to subscription funds deposited at the Bank in connection with the Company's stock offering, completed in January 4, 2007. As previously noted, a substantial portion of the subscription funds represented over subscriptions that were returned to prospective buyers in January 2007.

         Borrowings. Total borrowings at December 31, 2006 amounted to $12.3 million, compared to $54.2 million at June 30, 2006. The decrease resulted from the use of subscription funds received during the stock offering to reduce outstanding Federal Home Loan Bank borrowings. The Bank's short-term borrowings increased however subsequent to the quarter end following the refund of approximately $61.9 million of oversubscriptions received in the offering.

         Equity. Stockholder's equity was $19.8 million at December 31, 2006 as compared to $19.5 million at June 30, 2006, reflecting net income for the six-month period of $315,000.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2006 and 2005

         General. Our net income for the three months ended December 31, 2006 was $172,000, compared to net income of $361,000 for the three months ended December 31, 2005. This was primarily the result of a $126,000 or 6.8% decrease in net interest income and a $222,000 or 15.8% increase in non-interest expense for the three months ended December 31, 2006 as compared to the same period in 2005. A $91,000 or 13.4% increase in salaries and employee benefits expense was the largest increase in the non-interest expense category. The increases in salaries and employee benefits expense, as well as increases of $59,000 and $54,000 (24.6% and 23.6%) in occupancy and equipment and other miscellaneous expenses are largely attributable to the opening of the Martinsville branch.

         Our net income for the six months ended December 31, 2006 was $315,000, compared to net income of $733,000 for the six months ended December 31, 2005. This was primarily the result of a $303,000 or 8.2% decrease in net interest income and a $429,000 or 15.3% increase in non-interest expense for the six months ended December 31, 2006 as compared to the same period in 2005. A $174,000 or 12.7% increase in salaries and employee benefits expense was the largest increase in the non-interest expense category. The increases in salaries and employee benefits expense* as well as occupancy and equipment expense, which rose by $132,000 or 28.3%, were largely the result of the opening of the Martinsville branch.

         Net Interest Income. Net interest income for the three months ended December 31, 2006 amounted to $1.7 million compared to $1.9 million for the three months ended December 31, 2005. A 17.2% increase in interest income for the three months ended December 31, 2006 was substantially offset by a 45.3% increase in interest expense.

         The increase in interest income for the three months ended December 31, 2006 resulted from a 12.7% increase in the average balance of interest-earning assets and a 24 basis point increase in the average yield thereon. Our average yield on loans receivable for the three months ended December 31, 2006 was 6.38%, 28 basis points greater than for the three months ended

December 31, 2005. The increase in yield on loans combined with a $21.3 million or 10.4% increase in the average balance of loans receivable for the three months ended December 31, 2006 was responsible for the increase in interest income. The increase of $154,000 in other interest income was the result of increased balances held at the Federal Home Loan Bank as a result of the funds received in conjunction with the initial public stock offering.

         The increase in interest expense for the three months ended December 31, 2006 was attributable to higher interest rates and borrowings during the period. The average cost of deposits rose by 70 basis points, and the average balance of deposits increased by $14.2 million or 7.5% between periods. The average balance of Federal Home Loan Bank advances for the three months ended December 31, 2006 was 43.3% higher than the same period in 2005 and the average cost was 95 basis points higher. The increase in borrowings was necessitated by strong loan demand. The 22.6% increase in the rate paid on borrowings resulted from the higher interest rate environment for the 2006 period relative to 2005.

         Net interest income for the six months ended December 31, 2006 amounted to $3.4 million versus $3.7 million for the six months ended December 31, 2005. A $1.2 million or 18.7% increase in interest income for the six months ended December 31, 2006 was substantially offset by a $1.5 million or 52.4% increase in interest expense.

         The increase in interest income for the six months ended December 31, 2006 resulted from a 13.1% increase in the average balance of interest-earning assets and a 29 basis point increase in the average yield thereon. Our average yield on loans receivable for the six months ended December 31, 2006 was 6.37%, 30 basis points greater than for the six months ended December 31, 2005. The increase in yield on loans combined with a $25.6 million increase in the average balance of loans receivable for the six months ended December 31, 2006 is responsible for the 18.6% increase in interest income on loans over the six months ended December 31, 2005. The increase of $209,000 in other interest income was the result of increased balances held at the Federal Home Loan Bank as a result of the funds received in conjunction with the initial public stock offering.

         The increase in interest expense for the six months ended December 31, 2006 is attributable to higher interest rates and borrowings during the period. The average cost of deposits rose by 73 basis points, while the average balance of deposits was slightly higher, $188.4 million for the 2005 period and $193.6 million for the 2006 period. The average balance of Federal Home Loan Bank advances for the six months ended December 31, 2006 was $53.6 million and the average cost thereof was 5.17%. This represents a $23.8 million or 80.2% increase over the average balance of $29.7 million for the six months ended December 31, 2005 and a 109 basis point increase over the average cost of advances for the 2005 period. Management's challenge continues to be building deposits in order to reduce reliance on borrowings.

         Provision for Loan Losses. We did not make a loan loss provision during the three or six months ended December 31, 2006. Provisions of $15,000 and $30,000 were made during the same periods in 2005. The allowance for loan losses totaled $920,000 and $921,000, respectively, at December 31, 2006 and June 30, 2006, representing 0.40% and 0.41%, respectively, of total loans. The ratio of non-performing loans to total loans was 0.66%, at December 31, 2006. During the three and six months ended December 31, 2006, there was a charge-off and recovery of $1,000 and $1,000, respectively. During the three and six months ended December 31, 2005, loans totaling $ 1,000 and $10,000 respectively, were charged off and there were no recoveries of previously charged off loans. The allowance for loan losses reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate.

         Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of our bank owned life insurance. Overall, non-interest income rose by $16,000 or 10.9% for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. Non-interest income was $10,000 higher for the six months ended December 31, 2006 as compared to the six months ended December 31, 2005. Income from fees and service charges was lower during the 2006 periods but increased income from both the bank's investment in real estate and bank owned life insurance offset the lower fees and service charges.

         Non-Interest Expenses. Total non-interest expenses grew by $222,000 or 15.8% during the three months ended December 31, 2006 to $1.6 million compared to $1.4 million for the same period in 2005.

         Salaries and employee benefits expense totaled $769,000 for the three months ended December 31, 2006, a $91,000 or 13.4% increase over $678,000 for the three months ended December 31, 2005. Salaries and employee benefits are our main non-interest expense and represented 47.3% and 48.3% of non-interest expenses for the three months ended December 31, 2006 and 2005, respectively.

         Total non-interest expenses grew by $429,000 or 15.3% during the six months ended December 31, 2006 to $3.2 million compared to $2.8 million for the same period in 2005.

         Salaries and employee benefits expense totaled $1.5 million for the six months ended December 31, 2006, a $174,000 or 12.7% increase over $1.4 million for the six months ended December 31, 2005.

         Non-interest expense for the 2006 periods, particularly salaries and employee benefits, occupancy, equipment and advertising expenses, was impacted by the operation of the Martinsville branch office, which opened in July 2006.

         Income Taxes. Income tax expense for the three months ended December 31, 2006 was $97,000 or 36.1% of income before income taxes as compared to $225,000 or 38.4% of income before income taxes for the three months ended December 31, 2005.

         Income tax expense for the six months ended December 31, 2006 was $175,000 or 35.7% of income before income taxes as compared to $449,000 or 38.0% of income before income taxes for the six months ended December 31, 2005.

         The reduction for the 2006 periods primarily reflects lower pre-tax income.

Liquidity, Commitments and Capital Resources

         The Bank must be capable of meeting its customer obligations at all times. Potential liquidity demands include funding loan commitments, cash withdrawals from deposit accounts and other funding needs as they present themselves. Accordingly, liquidity is measured by our ability to have sufficient cash reserves on hand, at a reasonable cost and/or with minimum losses.

         Senior management is responsible for managing our overall liquidity position and risk and is responsible for ensuring that our liquidity needs are being met on both a daily and long term basis. The Financial Review Committee, comprised of senior management and chaired by President and Chief Executive Officer Gary Jolliffe, is responsible for establishing and reviewing our liquidity procedures, guidelines, and strategy on a periodic basis.

         Our approach to managing day-to-day liquidity is measured through our daily calculation of investable funds and/or borrowing needs to ensure adequate liquidity. In addition, senior management constantly evaluates our short-term and long-term liquidity risk and strategy based on current market conditions, outside investment and/or borrowing opportunities, short and long-term economic trends, and anticipated short and long-term liquidity requirements. The Bank's loan and deposit rates may be adjusted as another means of managing short and long-term liquidity needs. We do not at present participate in derivatives or other types of hedging instruments to meet liquidity demands, as we take a conservative approach in managing liquidity.

         At December 31, 2006, the Bank had outstanding commitments to originate loans of $3.1 million, construction loans in process of $3.1 million, unused lines of credit of $24.7 million and standby letters of credit of $108,000. Certificates of deposit scheduled to mature in one year or less at December 31, 2006, totaled $95.8 million.

         The Bank generates cash through borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations. At December 31, 2006, its total loans to deposits ratio was 79.4%. At December 31, 2006, the Bank's collateralized borrowing limit with the Federal Home Loan Bank was $91.7 million, of which $12.3 million was outstanding. As of December 31, 2006, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

         Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2006, the Bank exceeded all applicable regulatory capital requirements.

Off-Balance Sheet Arrangements

         We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Millington Savings Bank's facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At December 31, 2006, our significant off-balance sheet commitments consisted of commitments to originate loans of $3.1 million, construction loans in process of $3.1 million, unused lines of credit of $ 24.7 million and standby letters of credit of $108,000.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since a number of commitments typically expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

         Future interest rates or their effect on net interest income are not predictable. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rate on certain types of assets and liabilities, such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of an interest rate increase, an increased credit risk may result as the ability of many borrowers to service their debt may decrease.

         Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended December 31, 2006.

ITEM 4 - CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2006.

         No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         There were no material pending legal proceedings at December 31, 2006 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A - RISK FACTORS

         This item is not yet applicable to the Company because the Company has not yet filed an annual report on Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          On November 13, 2006, the Securities and Exchange Commission declared the registrant's Registration Statement on Form S-1 (Commission File No. 333-137294) effective. The Registration Statement covered the sale by the registrant of up to 2,529,281 shares of its common stock, $.10 par value. The offering was commenced on November 27, 2006 and terminated on January 4, 2007 with 2,529,281 shares sold to the public at $10.00 per share for aggregate proceeds of $25,292,810. The registrant estimates that it incurred approximately $786,000 in expenses in the offering (including approximately $ 284,000 in fees and reimbursable expenses paid to Keefe, Bruyette & Woods, Inc. for its services as marketing agent) for estimated net proceeds of approximately $24.5 million. The registrant used approximately 50% of the net proceeds to make a capital contribution to the Bank and used $2,023,420 to fund a loan to its Employee Stock Ownership Plan. The Company retained the remainder of the proceeds for ongoing expenses. All payments of proceeds or expenses were made to persons other than directors, officers, general partners of the registrant or their associates, persons owning 10% or more of any class of securities of the registrant or affiliates of the registrant.

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



                                      MSB FINANCIAL CORP.
                                      (Registrant)


Date: February 14, 2007               /s/Gary T. Jolliffe
                                      ------------------------------------------
                                      Gary T. Jolliffe
                                      President and Chief Executive Officer



Date: February 14, 2007               /s/Jeffrey E. Smith
                                      ------------------------------------------
                                      Jeffrey E. Smith
                                      Vice President and Chief Financial Officer