Form 10-Q
period 2007-03-31
MSB FINANCIAL CORP.
filed 2007-05-15
CIK 1374783

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

---------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
---------    EXCHANGE ACT OF 1934


    For the quarterly period ended                   March 31, 2007
                                         ---------------------------------------

                                       OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934

   For the transition period from                          to
                                       -------------------      ----------------


                        Commission File Number: 001-33246

                               MSB FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              UNITED STATES                                     34-1981437
--------------------------------------------------------------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      Incorporation or organization)                      Identification Number)

           1902 Long Hill Road, Millington, New Jersey              07946-0417
--------------------------------------------------------------------------------
             (Address of principal executive offices)               (Zip Code)

Registrant's telephone number,
including area code:                                (908) 647-4000
                                       -----------------------------------------

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

         The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 15, 2007:

           $0.10 par value common stock - 5,620,625 shares outstanding

                      MSB FINANCIAL CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I - FINANCIAL INFORMATION

      Item 1:  Financial Statements

               Consolidated Statements of Financial Position
               at March 31, 2007  and June 30, 2006 (Unaudited)                            1

               Consolidated Statements of Income for the Three and Nine Months Ended
               March 31, 2007 and 2006 (Unaudited)                                         2

               Consolidated Statement of Changes in Shareholders' Equity for the Nine
               Months Ended March 31, 2007 (unaudited)                                     3

               Consolidated Statements of Cash Flows for the Nine Months
               Ended March 31, 2007 and 2006 (Unaudited)                                   4

               Notes to Consolidated Financial Statements                                  5

      Item 2:  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                               9

      Item 3:  Quantitative and Qualitative Disclosures About Market Risk                 15

      Item 4:  Controls and Procedures                                                    16


PART II - OTHER INFORMATION                                                               17


SIGNATURES                                                                                18

                       MSB FINANCIAL CORP AND SUBSIDARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (Unaudited)

                                                             March 31,     June 30,
                                                               2007         2006
                                                            ---------    ---------
                                                                 (In Thousands
                                                        Except share and per share amounts)

Assets
    Cash and due from banks                                 $   1,732    $   1,779
    Interest-bearing demand deposits with banks                 3,106        4,102
                                                            ---------    ---------

              Total Cash and Cash Equivalents                   4,838        5,881

    Trading securities                                            117          109
    Securities held to maturity (fair value $26,963 and        27,420       27,707
      $26,821, respectively)
    Loans Receivable, net of allowance for loan losses        233,348      218,321
      of $920 and $921, respectively
    Investment in real estate                                       -           97
    Premises and equipment, net                                 8,953        8,899
    Federal Home Loan Bank of New York stock, at cost           1,692        2,821
    Bank owned life insurance                                   3,891        4,004
    Accrued interest receivable                                 1,401        1,350
    Deferred income taxes                                         711          752
    Other assets                                                  323          243
                                                            ---------    ---------

        Total Assets                                        $ 282,694    $ 270,184
                                                            =========    =========


Liabilities and Shareholders' Equity

Liabilities

    Deposits                                                $ 208,476    $ 194,755
    Advances from Federal Home Loan Bank of NY                 29,090       54,181
    Advance payments by borrowers for taxes and insurance         512          529
    Accrued interest payable and other liabilities              1,423        1,228
                                                            ---------    ---------

        Total liabilities                                     239,501      250,693
                                                            ---------    ---------


Commitments and Contingencies                                       -            -

Shareholders' Equity
    Common Stock, par value $0.10; 10,000,000 shares              561            1
      authorized; 5,620,625 shares issued and outstanding
    Paid-In Capital                                            24,148          199
    Unearned ESOP Shares                                       (1,981)           -
    Retained Earnings                                          20,465       19,291
                                                            ---------    ---------

Total Shareholders' Equity                                     43,193       19,491
                                                            ---------    ---------


Total Liabilities and Shareholders' Equity                  $ 282,694    $ 270,184
                                                            =========    =========

See notes to consolidated financial statements.

                       MSB FINANCIAL CORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Nine Months Ended        Three Months Ended
                                                        -----------------------   -----------------------
                                                         March 31,    March 31,    March 31,   March 31,
                                                           2007         2006         2007         2006
                                                        ----------   ----------   ----------   ----------
                                                        (In thousands, except share and per share amounts)
Interest Income:
    Loans receivable, including fees                    $   10,787   $    9,363   $    3,668   $    3,361
    Securities held to maturity                                895          882          308          293
    Other                                                      335          119          126           40
                                                        ----------   ----------   ----------   ----------

        Total Interest Income                               12,017       10,364        4,102        3,694
                                                        ----------   ----------   ----------   ----------

Interest Expense
    Deposits                                                 4,861        3,638        1,741        1,288
    Borrowings                                               1,725        1,085          340          478
                                                        ----------   ----------   ----------   ----------

        Total Interest Expense                               6,586        4,723        2,081        1,766
                                                        ----------   ----------   ----------   ----------

Net Interest Income                                          5,431        5,641        2,021        1,928

Provision for Loan Losses                                        0           45            0           15
                                                        ----------   ----------   ----------   ----------

Net Interest Income after Provision for Loan Losses          5,431        5,596        2,021        1,913
                                                        ----------   ----------   ----------   ----------

Non-Interest Income
    Fees and service charges                                   247          252           79           79
    Income from bank owned life insurance                      112           98           42           34
    Unrealized gain on trading securities                        8           13            2            2
    Income from investment in real estate                    1,007           32          975           11
    Other                                                       62           58           22           21
                                                        ----------   ----------   ----------   ----------

        Total Non-Interest Income                            1,436          453        1,120          147
                                                        ----------   ----------   ----------   ----------

Non-Interest Expenses
    Salaries and employee benefits                           2,400        2,070          854          698
    Directors Compensation                                     224          220           80           76
    Occupancy and equipment                                    920          710          321          243
    Service bureau fees                                        415          377          139          130
    Advertising                                                215          166           57           50
    Other                                                      782          681          269          220
                                                        ----------   ----------   ----------   ----------

        Total Non-Interest Expense                           4,956        4,224        1,720        1,417
                                                        ----------   ----------   ----------   ----------

Income before Income Taxes                                   1,911        1,825        1,421          643

Income Taxes                                                   737          695          562          246
                                                        ----------   ----------   ----------   ----------

Net Income                                              $    1,174   $    1,130   $      859   $      397
                                                        ==========   ==========   ==========   ==========


Net Income per common share:
            basic                                       $     0.31   $     0.37   $     0.16   $     0.13

            diluted                                     $     0.31   $     0.37   $     0.16   $     0.13


Weighted average number of common shares outstanding:
            basic                                        3,813,666    3,091,344    5,290,413    3,091,344

            diluted                                      3,813,666    3,091,344    5,290,413    3,091,344

See notes to consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


             (In Thousands)                                       Unearned                      Total
                                        Common       Paid-in        ESOP        Retained     Shareholders'
                                        Stock        Capital       Shares       Earnings         Equity
                                        -------      --------     --------      --------     -----------
Balance - June 30, 2006                     $1          $199           $0       $19,291         $19,491

Net income for the nine months                                                    1,174           1,174
    ended March 31, 2007

Issuance of common stock,                  560        23,942                                     24,502
    net of expenses

ESOP shares earned                                         7           42                            49

Common stock acquired by ESOP                                      (2,023)                       (2,023)
                                        -------      --------     --------      --------     -----------

Balance - March 31, 2007                  $561       $24,148      ($1,981)      $20,465         $43,193
                                        =======      ========     ========      ========     ===========

See notes to consolidated financial statements.

                           MSB Financial Corp and Subsidiaries
                         Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                                                 Nine Months Ended March 31,
                                                                                 ---------------------------
                                                                                       2007        2006
                                                                                     --------    --------
                                                                                        (In Thousands)
Cash Flows from operating activities:
    Net Income                                                                       $  1,174    $  1,130
    Adjustments to reconcile net income to net
       cash provided by operating activities:
      Net amortization of loan fees and loan costs                                        (81)        (91)
      Depreciation                                                                        393         320
      ESOP Compensation                                                                    49           -
      Provision for Loan Losses                                                             -          45
      Earnings on bank owned life insurance                                              (112)        (98)
      Unrealized (gain) on trading securities                                              (8)        (13)
      Realized (gain) on sale of investment in real estate                               (975)          -
      Deferred Income taxes                                                                41           -
      (Increase) in interest receivable                                                   (51)       (146)
      (Increase) decrease in other assets                                                 (80)         64
      Increase (decrease) in accrued interest payable                                      22         (42)
      Increase in other liabilities                                                       173         117
                                                                                     --------    --------

             Net Cash Provided by Operating Activities                                    545       1,286
                                                                                     --------    --------

Cash Flows from Investing Activities:
      Activity in held to maturity securities:
          Purchase of securities                                                       (2,000)          -
          Proceeds from maturities, calls and principal repayments                      2,287         499
      Net increase in Loans receivable                                                (14,946)    (27,152)
      Purchase of bank premises and equipment                                            (437)       (545)
      Proceeds from sale of investment in real estate                                   1,062           -
      Redemption of bank owned life insurance                                             225           -
      Federal Home Loan Bank of New York stock:
          Purchases                                                                    (3,313)     (2,180)
          Redemptions                                                                   4,442       1,425
                                                                                     --------    --------

             Net Cash Used in Investing Activities                                    (12,680)    (27,953)
                                                                                     --------    --------

Cash Flows from Financing Activities:
      Increase in deposits                                                             13,721       2,412
      (Decrease) increase in short-term borrowings                                    (24,500)     23,022
      Repayments of long-term debt                                                       (591)       (571)
      Net proceeds from issuance of stock                                              24,502           -
      Stock acquired for ESOP plan                                                     (2,023)          -
      (Decrease) increase in advance payments by borrowers for taxes and insurance        (17)         16
                                                                                     --------    --------

             Net Cash Provided by Financing Activities                                 11,092      24,879
                                                                                     --------    --------

             Net (Decrease) in Cash and Cash Equivalents                               (1,043)     (1,788)

Cash and Cash Equivalents - Beginning                                                   5,881       5,666
                                                                                     --------    --------

Cash and Cash Equivalents - Ending                                                      4,838       3,878
                                                                                     --------    --------

Supplementary Cash Flows Information

      Interest paid                                                                  $  6,564    $  4,765
                                                                                     ========    ========

      Income taxes paid                                                              $    764    $    733
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

         A Registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Bank's newly established Employee Stock Ownership Plan ("ESOP"). Net proceeds of the offering totaled approximately $24.5 million. Concurrent with closing of the offering, the MHC received 3,091,344 shares of company stock in exchange for the 10,000 shares previously owned. The MHC is the majority stockholder of the Company owning 55% of the outstanding common stock.

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

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and nine month periods ended March 31, 2007 and 2006. The results of operations for the three and nine month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

Note 3 - Earnings Per Share

         The 10,000 shares issued to MSB Financial, MHC in connection with the formation of the mutual holding company structure in 2004 were "replaced" with 3,091,344 shares, or 55% of the shares issued in the Company's initial public offering, upon completion of the offering on January 4, 2007. This transaction is analogous to a stock split or significant stock dividend, therefore, net income per common share for those shares has been retroactively restated for all periods presented. Earnings per share reflect the issuance of the 2,529,281 shares sold in the stock offering in addition to the shares held by MSB Financial, MHC. Basic and diluted earnings per share are equivalent as there were no contracts or securities exercisable or which could be converted into common stock.

Note 4 - Stock Based Compensation

         The Company had no stock-based compensation as of, or prior to, March 31, 2007.

Note 5 - Recent Accounting Pronouncements

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that all share-based payments to employees, including grants of employee stock options, be recognized as compensation costs in the consolidated financial statements based on their fair values. The effective date of this statement was delayed until fiscal years beginning after June 15, 2005. The impact of the adoption of this standard will be dependent on the nature and extent of stock-based compensation granted in future periods.

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

         On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons." The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company's consolidated financial statements.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for the fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

Note 6 - Retirement Plans

  Periodic expenses for the Company's retirement plans, which include the Directors' Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

                                   Nine Months Ended   Three Months Ended
                                       March 31,            March 31,
                                    ---------------      -----------------
                                    2007       2006       2007       2006
                                    ----       ----       ----       ----
                                                (In Thousands)

Service Cost                        $ 77       $ 88       $ 26       $ 29
Interest Cost                         39         32         13         11
Amortization of Past Service Cost     10         35          3         11
                                    ----       ----       ----       ----
                                    $126       $155       $ 42       $ 51
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

         No forward-looking statement can be guaranteed and we specifically disclaim any obligation to update any forward-looking statement.

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

Comparison of Financial Condition at March 31, 2007 and June 30, 2006

         General. Total assets were $282.7 million at March 31, 2007, compared to $270.2 million at June 30, 2006 due primarily to a $15.0 million increase in loans receivable. Investment in real estate decreased by $97,000 due to the sale of the property adjacent to the home office, site of the former Bank home office, at a $1.0 million gain. Cash and cash equivalents were $4.8 million at March 31, 2007 compared to $5.9 million at June 30, 2006. Liquidity provided by the stock offering in January 2007 was responsible for a decrease in borrowed funds; FHLB advances were $29.1 million at March 31, 2007 from $54.2 million at fiscal year end.

         Loans. Loans receivable, net, rose to $233.3 million at March 31, 2007 from $218.3 million at June 30, 2006, an increase of $15.0 million. The home equity loan portfolio grew by $6.9 million or 14.0% between June 30, 2006 and March 31, 2007. The one-to-four family real estate loan portfolio grew by $4.0 million or 3.3%, as did the commercial real estate portfolio by $3.3 million or 14.1%, and the commercial loan portfolio by $3.1 million or 55.9%. The construction loan portfolio decreased by $2.4 million.

         Securities. Our portfolio of securities held to maturity decreased slightly to $27.4 million at March 31, 2007 as compared to $27.7 million at June 30, 2006 due to principal repayments. There was a $2.0 million purchase and a $2.0 million maturity during the nine month period ended March 31, 2007. FHLB of New York stock decreased by $1.1 million from $2.8 million at June 30, 2006 to $1.7 million at March 31, 2007, due to a reduction in borrowing with the Federal Home Loan Bank of New York.

         Deposits. Total deposits at March 31, 2007 were $208.5 million, compared to $194.8 million at June 30, 2006, an increase of $13.7 million. Certificates of deposit increased by $11.9 million, as did savings deposits by $3.8 million, whereas non-interest bearing checking balances decreased by $1.2 million and interest bearing checking balances by $761,000.

         Borrowings. Total borrowings at March 31, 2007 amounted to $29.1 million, compared to $54.2 million at June 30, 2006. The decrease resulted from the use of net proceeds of $24.5 million from the stock offering in January 2007 to repay Federal Home Loan Bank borrowings.

         Equity. Shareholders' equity was $43.2 million at March 31, 2007 as compared to $19.5 million at June 30, 2006, reflecting $24.5 million of net proceeds from the stock offering completed in January 2007, and net income for the nine-month period of $1.2 million, less the shares of Company common stock purchased for the Bank's Employee Stock Ownership Plan ("ESOP") of $2.0 million.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2007 and 2006

         General. Our net income for the three months ended March 31, 2007 was $859,000, compared to net income of $397,000 for the three months ended March 31, 2006. This was primarily the result of $975,000 of income from investment in real estate resulting primarily from the sale of the land and building which included the Bank's former home office. Our net interest income for the three months ended March 31, 2007 increased $93,000 from $1.9 million to $2.0 million. Non-interest expense increased $303,000 from $1.4 million for the three months ended March 31, 2006 to $1.7 million for the three months ended March 31, 2007, primarily as a result of a $156,000 increase in salaries and employee benefits and a $78,000 increase in occupancy and equipment. The increases in salaries and employee benefits and in occupancy and equipment was largely attributable to the opening of the Martinsville branch office. Salaries and employee benefits in the current period also included $49,000 of expense related to the ESOP which was implemented in January 2007.

Our net income for the nine months ended March 31, 2007 was $1.2 million, compared to net income of $1.1 million for the nine months ended March 31, 2006. Increased net income was primarily the result of a $983,000 increase in non-interest income for 2007 primarily as a result of the sale of real estate, which was the site of our former home office. This more than offset a $732,000 increase in total non-interest expense and a $210,000 decrease in net interest income. The increase in total non-interest expense was primarily the result of an increase in salaries and employee benefits of $330,000 and in occupancy and equipment of $210,000, largely the result of the opening of the Martinsville branch. Salaries and employee benefits in the current period also included $49,000 of expense related to the ESOP which was implemented in January 2007.


         Net Interest Income. Net interest income for the three months ended March 31, 2007 amounted to $2.0 million compared to $1.9 million for the three months ended March 31, 2006. A $408,000 increase in total interest income for the three months ended March 31, 2007 was substantially offset by a $315,000 increase in total interest expense.

         The increase in total interest income for the three months ended March 31, 2007 resulted from a 9.1% increase in the average balance of interest-earning assets and a 11 basis point increase in the average yield thereon. Our average yield on loans receivable for the three months ended March 31, 2007 was 6.35%, compared to 6.33% for the three months ended March 31, 2006. The increase in yield on loans, combined with a $18.6 million or 8.75% increase in the average balance of loans receivable for the three months ended March 31, 2007, was responsible for the increase in interest income. The increase of $86,000 in other interest income was the result of increased balances held at the Federal Home Loan Bank as a result of the funds received in conjunction with the initial public stock offering.

         The $315,000 increase in interest expense for the three months ended March 31, 2007 from the three months ended March 31, 2006 was attributable to an increase in the amount of deposits and to higher interest rates on deposits during the period. The average cost of deposits rose by 80 basis points, and the average balance of deposits increased by $8.4 million or 4.4% between periods. Total interest expense on borrowings decreased by $138,000 from $478,000 for the three months ended March 31, 2006 to $340,000 for the three months ended March 31, 2007 as a result of a reduction in Federal Home Loan Bank advances resulting from the use of proceeds from the sale of stock in January 2007.

         Net interest income for the nine months ended March 31, 2007 amounted to $5.4 million, compared to $5.6 million for nine months ended March 31, 2006. The $210,000 decrease was due to an increase in interest expense from $4.7 million for the nine months ended March 31, 2006, to $6.6 million for the nine months ended March 31, 2007. This $1.9 million increase in total interest expense more than offset a $1.7 million increase in total interest income from $10.4 million for the nine months ended March 31, 2006 to $12.0 million for the nine months ended March 31, 2007.

         The increase in interest income for the nine months ended March 31, 2007 resulted from a 11.7% increase in the average balance of interest-earning assets and a 22 basis point increase in the average yield thereon. Our average yield on loans receivable for the nine months ended March 31, 2007 was 6.37%, 21 basis points greater than for the nine months ended March 31, 2006. The increase in yield on loans combined with a $23.3 million increase in the average balance of loans receivable for the nine months ended March 31, 2007 is responsible for the $1.4 million, or 15.2% increase in interest income on loans over the nine months ended March 31, 2006. The increase of $216,000 in other interest income was the result of increased balances held at the Federal Home Loan Bank as a result of the funds received in conjunction with the initial public stock offering.

         The $1.9 million increase in interest expense for the nine months ended March 31, 2007 is attributable to higher interest rates on deposits and borrowings during the period. The average cost of deposits rose by 75 basis points, while the average balance of deposits was higher, $189.1 million for the 2006 period and $195.3 million for the 2007 period. The average balance of Federal Home Loan Bank advances for the nine months ended March 31, 2007 was $45.2 million and the average cost thereof was 5.08%. This represents a $11.1 million or 32.4% increase over the average balance of $34.2 million for the nine months ended March 31, 2006 and a 85 basis point increase over the average cost of advances for the 2006 period. Management's challenge continues to be building deposits in order to reduce reliance on borrowings. FHLB advances were reduced to $29.1 million at March 31, 2007 as a result of the $24.5 million of capital received from the initial public stock offering.

         Provision for Loan Losses. We did not make a loan loss provision during the three or nine months ended March 31, 2007. Provisions of $15,000 and $45,000 were made during the same periods in 2006. The allowance for loan losses totaled $920,000 and $921,000, respectively, at March 31, 2007 and June 30, 2006, representing 0.39% and 0.42%, respectively, of total loans. The ratio of non-performing loans to total loans was 0.66%, at March 31, 2007, as compared to 0.66% at December 31, 2006, and 0.32% at June 30, 2006. There were no charge-offs or recoveries of previously charged-off loans during the three month period ended March 31, 2007. During the nine months ended March 31, 2007, there was a charge-off and recovery of $1,000 and $1,000, respectively. The allowance for loan losses reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate.

         Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of our bank owned life insurance. During the three months ended March 31, 2007, non-interest income consisted primarily of a one-time gain from investment in real estate of $975,000, resulting from the sale of a building next to the Bank's home office, which included a U.S. post office and the former location of the Bank's home office. Overall, non-interest income rose by $973,000 from $147,000 for the three months ended March 31, 2006 to $1.1 million for the three months ended March 31, 2007. Total non-interest income increased from $453,000 for the nine months ended March 31, 2006 to $1.4 million for the nine months ended March 31, 2007 due almost entirely to the $1.0 million income from investment in real estate, $975,000 of which consisted of the gain from the sale of the land and building where the former home office was located.

         Non-Interest Expenses. Total non-interest expenses grew by $303,000 or 21.4% for the three months ended March 31, 2007 to $1.7 million compared to $1.4 million for the same period in 2006.

         Salaries and employee benefits expense totaled $854,000 for the three months ended March 31, 2007, a $156,000 or 22.3% increase over $698,000 for the three months ended March 31, 2006. The ESOP, which was implemented in January 2007, added $49,000 to current period salaries and employee benefits expense. Occupancy and equipment also increased from $243,000 to $321,000 (32.1%) as a result of the opening of the new branch office. Salaries and employee benefits are our main non-interest expense and represented 49.7% and 49.3% of non-interest expenses for the three months ended March 31, 2007 and 2006, respectively.

         Total non-interest expenses grew by $732,000, or 17.3% during the nine months ended March 31, 2007 to $5.0 million compared to $4.2 million for the same period in 2006.

         Salaries and employee benefits expense totaled $2.4 million for the nine months ended March 31, 2007, a $330,000 or 15.9% increase over $2.1 million for the nine months ended March 31, 2006. The ESOP, which as implemented in January 2007, added $49,000 to current period salaries and employee benefits expense. Occupancy and equipment increased $210,000, or 29.6%, from $710,000 for the nine months ended March 31, 2006 to $920,000 for 2007, and advertising increased $49,000 or 29.5% from 2006 to 2007.

         Non-interest expense for the 2007 periods, particularly salaries and employee benefits, occupancy, equipment and advertising expenses, was impacted by the operation of the Martinsville branch office, which opened in July 2006.

         Income Taxes. Income tax expense for the three months ended March 31, 2007 was $562,000 or 39.5% of income before income taxes as compared to $246,000 or 38.3% of income before income taxes for the three months ended March 31, 2006.

         Income tax expense for the nine months ended March 31, 2007 was $737,000 or 38.6% of income before income taxes as compared to $695,000 or 38.1% of income before income taxes for the nine months ended March 31, 2006.

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

         At March 31, 2007, the Bank had outstanding commitments to originate loans of $4.8 million, construction loans in process of $5.3 million, unused lines of credit of $24.2 million and standby letters of credit of $138,000. Certificates of deposit scheduled to mature in one year or less at March 31, 2007, totaled $95.4 million.

         The Bank generates cash through borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations. The Bank's borrowings from the Federal Home Loan Bank decreased from $54.2 million at June 30, 2006 to $29.1 million at March 31, 2007 as a result of $24.5 million of net proceeds from the initial public stock offering completed in January 2007. At March 31, 2007, the Bank's total deposits to loans ratio was 89.3%. At March 31, 2007, the Bank's collateralized borrowing limit with the Federal Home Loan Bank was $91.6 million, of which $12.1 million was outstanding. As of March 31, 2007, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

         Consistent with its goals to operate a well-capitalized and profitable financial organization, the Bank actively seeks to maintain its status in accordance with regulatory standards. Primarily as a result of the $24.5 million of net proceeds from the initial public stock offering completed in January 2007, the total shareholders' equity of MSB Financial Corp. increased from $19.5 million at June 30, 2006 to $43.2 million at March 31, 2007 (15.3% of assets), allowing the Bank to greatly exceed all applicable minimum regulatory capital requirements.

Off-Balance Sheet Arrangements

         We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities, as well as in the normal course of maintaining and improving Millington Savings Bank's facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At March 31, 2007, our significant off-balance sheet commitments primarily consisted of commitments to originate loans of $4.8 million, construction loans in process of $5.3 million, unused lines of credit of $24.2 million and standby letters of credit of $138,000.

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

         Management of the Company does not believe that there has been a material adverse change in market risk during the three months ended March 31, 2007.

ITEM 4 - CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2007.

         No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         There were no material pending legal proceedings at March 31, 2007 to which the Company or its subsidiaries is a party other that ordinary routine litigation incidental to their respective businesses.

ITEM 1A - RISK FACTORS

         This item is not yet applicable to the Company because the Company has not yet filed an annual report on Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

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



                                      MSB FINANCIAL CORP.
                                      (Registrant)


Date: May 15, 2007                    /s/Gary T. Jolliffe
                                      ------------------------------------------
                                      Gary T. Jolliffe
                                      President and Chief Executive Officer



Date: May 15, 2007                    /s/Jeffrey E. Smith
                                      ------------------------------------------
                                      Jeffrey E. Smith
                                      Vice President and Chief Financial Officer