Form 10KSB
period 2007-06-30
MSB FINANCIAL CORP.
filed 2007-09-28
CIK 1374783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2007

- OR -

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-33246

MSB FINANCIAL CORP.
(Name of Small Business Issuer in its Charter)

United States	34-1981437
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (908) 647-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	The NASDAQ Stock Market LLC
Common Stock, $0.10 par value	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

The issuer’s revenues for the fiscal year ended June 30, 2007 were $17.7 million

As of June 29, 2007, the aggregate market value of voting stock held by non-affiliates of the issuer was $24.8 million.

As of September 26, 2007, there were 5,620,625 shares of the issuer’s common stock issued and outstanding, including 3,091,344 shares held by the issuer’s mutual holding company parent.

Transitional Small Business Disclosure Format (Check one):	YES ☐	NO ☒

PART I

Forward-Looking Statements

MSB Financial Corp. (the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the private securities litigation reform act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: The strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Business

General

The Company is a federally chartered corporation organized in 2004 for the purpose of acquiring all of the capital stock that Millington Savings Bank (the “Bank”) issued in its mutual holding company reorganization. During the fiscal year ended June 30, 2007, the Company conducted its initial public offering and sold 2,529,281 shares for net proceeds of approximately $24.5 million. The Company’s principal executive offices are located at 1902 Long Hill Road, Millington, New Jersey 07946-0417 and its telephone number at that address is (908) 647-4000.

MSB Financial, MHC (the “MHC”) is a federally chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization. The MHC has not engaged in any significant business since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company.

The Bank is a New Jersey-chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. As of June 30, 2007, the Bank had 53 full time equivalent employees.

The Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The OTS regulates the MHC and the Company as federally-chartered savings and loan holding companies.

Throughout this document, references to “we,” “us,” or “our” refer to the Bank or Company, or both, as the context indicates.

Competition

We operate in a market area with a high concentration of banking and financial institutions, and we face substantial competition in attracting deposits and in originating loans. A number of our competitors are significantly larger institutions with greater financial and managerial resources and lending limits. Our ability to compete successfully is a significant factor affecting our growth potential and profitability.

Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, and credit unions located in our primary market area. We also compete with mortgage banking and finance companies for real estate loans and with commercial banks and savings institutions for consumer loans, and we face competition for funds from investment products such as mutual funds, short-term money funds and corporate and government securities. There are large competitors operating throughout our total market area, and we also face strong competition from other community-based financial institutions.

Lending Activities

We have traditionally focused on the origination of one-to-four family loans and home equity loans and lines of credit, which together comprise a substantial majority of the total loan portfolio. We also provide financing for commercial real estate, including multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. In recent years, construction loans have grown as a component of our portfolio. We also originate commercial loans. Our consumer loans are comprised of auto loans, personal loans and account loans.

Loan Portfolio Composition. The following tables analyze the composition of the Bank’s portfolio by loan category at the dates indicated.

	At June 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family real estate	$123,601	50.94%	$120,921	53.89%	$113,488	58.50%	$109,781	62.73%	$96,085	67.55%
Commercial real estate	28,989	11.95	23,587	10.51	17,971	9.26	17,162	9.81	12,367	8.69
Construction	23,822	9.82	23,276	10.37	18,398	9.48	13,668	7.81	7,686	5.40
Consumer	1,995	0.82	1,861	0.83	1,819	0.94	1,703	0.97	1,604	1.13
Home equity	55,896	23.04	49,257	21.95	38,291	19.74	29,710	16.98	21,543	15.14
Commercial	8,338	3.43	5,497	2.45	4,029	2.08	2,970	1.70	2,969	2.09

Total loans receivable	242,641	100.00%	224,399	100.00%	193,996	100.00%	174,994	100.00%	142,254	100.00%

Less:
Construction loans in process	(7,999)		(4,968)		(5,719)		(5,371)		(2,881)
Allowance for loan losses	(926)		(921)		(874)		(742)		(651)
Deferred loan fees	(218)		(189)		(211)		(267)		(226)

Total loans receivable, net	$233,498		$218,321		$187,192		$168,614		$138,496

Loan Maturity Schedule. The following table sets forth the maturity of the Bank’s loan portfolio at June 30, 2007. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. Undisbursed amounts on construction loans totaling $8.0 million at June 30, 2007 are not shown in the table. The table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2007
	One-to-Four Family Real Estate	Commercial Real Estate	Construction	Consumer	Home Equity	Commercial	Total
	(In thousands)
Amounts Due:
Within 1 Year	$6,012	$2,301	$15,723	$1,300	$153	$3,207	$28,696

After 1 year:
1 to 5 years	39,182	8,327	100	640	1,546	4,330	54,125
5 to 10 years	14,617	5,895	-	19	14,290	624	35,445
10 to 15 years	22,909	9,634	-	36	18,851	61	51,491
Over 15 years	40,881	2,832	-	-	21,056	116	64,885

Total due after one year	117,589	26,688	100	695	55,743	5,131	205,946
Total amount due	$123,601	$28,989	$15,823	$1,995	$55,896	$8,338	$234,642

The following table sets forth the dollar amount of all loans at June 30, 2007 due after June 30, 2008, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One-to-four family real estate	$115,274	$2,315	$117,589
Commercial real estate	26,688	-	26,688
Construction	-	100	100
Consumer	695	-	695
Home equity	36,444	19,299	55,743
Commercial	2,827	2,304	5,131
Total	$181,928	$24,018	$205,946

One-to-Four Family Real Estate Mortgages. Our primary lending activity consists of the origination of one-to-four family first mortgage loans. Fixed rate, conventional mortgage loans are offered by the Bank with terms from 5 to 30 years. A bi-weekly payment option is available wherein a payment is made every fourteen days via automatic deduction from the borrower’s Millington Savings Bank account.

We also originate fixed rate balloon mortgages with terms of 3 to 10 years and flexible amortizations. At the end of each term the mortgage may be paid off in full with no penalty or, provided that the loan is in good standing and there has been no negative change in value of the collateral, we may extend the existing mortgage on new terms, at a new interest rate. If the mortgage is extended, there may be additional charges at the time of each extension.

We originate adjustable rate mortgages, or ARM’s, with up to 30 year terms at rates based upon the U.S. Treasury One Year Constant Maturity as an index. Our ARM’s currently reset on an annual basis, beginning with the first year, and have a two percent annual increase cap and a six percent lifetime adjustment cap.

Substantially all residential mortgages include “due on sale” clauses, which are provisions giving the lender the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing one-to-four family residential loans are made by state certified or licensed independent appraisers and are performed in accordance with applicable regulations and policies. We require title insurance policies on all first lien one-to-four family residential loans. Homeowners, liability, fire and, if applicable, flood insurance policies are also required.

We provide financing on residential investment properties with either 3 to 10 year balloon mortgages or 5 to 30 year fixed duration mortgages. At the end of each term a balloon mortgage on an investment property may be paid off in full with no penalty or, provided that the loan is in good standing and there has been no negative change in value of the collateral, we may extend the existing mortgage on new terms, at a new interest rate. If the mortgage is extended, there may be additional charges at the time of each extension. Our investment property lending is available to individuals or proprietorships, partnerships, limited liability corporations, and corporations with personal guarantees. All investment property is underwritten on its ability substantially to carry itself, unless the property is a two-family residence with the mortgagor living in one of the units. Preference is given to those loans where rental income covers all operating expenses, including but not limited to principal and interest, real estate tax, hazard insurance, utilities, maintenance, and reserve. Operating expenses generally may not exceed rental income by more than 10%. Any negative cash flow will be included in the limit on the borrower’s total debt ratio.

We generally originate one-to-four family first mortgage loans, for primary residence or investment, for up to 80% loan-to-value. Although not our normal practice, our lending policy permits us to exceed this limit. Our president and executive vice president are both authorized to approve a loan-to-value ratio of up to 90%. Loans in excess of 90% loan-to-value must have private mortgage insurance and must be approved by the Board of Directors.

Commercial Real Estate Mortgages. Our commercial real estate lending includes multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. Our commercial real estate mortgage loans are either 3 to 10 year balloon mortgages (with a maximum amortization period of 25 years) or 15 year fixed duration mortgages. This type of lending is made available to proprietorships, partnerships, and corporations with personal guarantees. All commercial property is underwritten on its ability substantially to carry itself. A cash flow and lease analysis is performed for each property. Preference is given to those loans where rental income covers all operating expenses, including but not limited to principal and interest, real estate tax, hazard insurance, utilities, maintenance, and reserve. Operating expenses may exceed rental income by not more than 10%. Any negative cash flow will be included in the limit on the borrower’s total debt ratio. Cash from other assets of the borrower, who may own multiple properties and generate a surplus, can be made available to cover debt-service shortages of the financed property.

The maximum loan-to-value ratio on most commercial real estate loans we originate is 80%. Although not our normal practice, our lending policy permits us to originate these loans in excess of an 80% loan-to-value. Our President and Executive Vice President are authorized to approve a loan-to-value ratio of up to 90% on commercial real estate loans.

The management skills of the borrower are judged on the basis of his/her professional experience and must be documented to meet the Bank’s satisfaction in relation to the desired project. The assets of the borrower must indicate his/her ability to support the proposed investment, both in terms of liquidity and net worth, and tangible history of the borrower’s capability and experience must be evident.

Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, multi-family and commercial real estate loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business or rental income. As a result, the availability of funds for the repayment of commercial real estate and multi-family loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial real estate and multi-family loans, therefore, have greater credit risk than one-to-four family residential mortgages or consumer loans. In addition, commercial real estate and multi-family loans generally result in larger balances to single borrowers, or related groups of borrowers and also generally require substantially greater evaluation and oversight efforts.

Construction Loans. We originate construction and land acquisition loans for an owner-occupied residence or to a builder with a valid contract of sale. With prior Board of Director approval, we also provide financing for speculative residential or commercial construction and development. Individual consideration is given to builders based on their past performance, workmanship, and financial worth.

Our construction lending includes loans for construction or major renovations or improvements of owner-occupied residences; however, the majority of this portfolio consists of real estate developers.

Construction loans are mortgages with a one-year duration. Funds are disbursed periodically upon inspections made by our inspectors on the completion of each phase, as per the approved draw schedule. Funds disbursed may not exceed 90% loan-to-value of land and improvements at any time during construction. Interest rates on disbursed funds are based on the rate and terms set at the time of closing. The majority of our construction lending is variable rate loans with rates tied to the prime rate published in The Wall Street Journal, plus a premium. Payments on disbursed funds must be made on a monthly basis. The loan-to-value limitation on land acquisition loans is 75%.

Construction lending is generally considered to involve a higher degree of credit risk than residential mortgage lending. If the estimate of construction cost proves to be inaccurate, we may be compelled to advance additional funds to complete the construction with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.

Consumer Loans. Our consumer lending products consist of new and used auto loans, secured and unsecured personal loans, account loans and overdraft lines of credit. The maximum term for a loan on a new or used automobile is six years or four years, respectively. We will lend up to 80% of retail value or dealer invoice on a car loan. We offer a deduction on the interest rate for car loans with payments automatically deducted from the borrower’s checking or statement savings account with us.

Our personal loans have terms of up to four years with a minimum and maximum balance of $1,000 and $5,000, respectively. A deduction to the interest rate is offered for loans with automatic debit repayment from a checking or statement savings account with us. Our account loans permit a depositor to borrow up to 90% of his or her funds on deposit with us in certificate of deposit accounts. The interest rate is the current rate paid to the depositor, plus a premium. A minimum payment of interest only is required. We offer an overdraft line of credit with a minimum of $500 and up to a maximum of $5,000 and an interest rate tied to the prime rate published in The Wall Street Journal, plus a premium.

Consumer lending is generally considered to involve a higher degree of credit risk than residential mortgage lending. Consumer loan repayment is dependent on the borrower’s continuing financial stability and can be adversely affected by job loss, divorce, illness or personal bankruptcy. The application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default. Account loans are fully secured.

Home Equity Loans and Lines of Credit. We offer fixed rate home equity loans and variable rate home equity lines of credit with a minimum credit limit of $5,000. Collateral valuation is established through a variety of methods, including an on-line appraisal valuation estimator, drive by appraisals, recent assessed tax value, purchase price or consideration value as evidenced by a deed or property search report or a report of real estate comparables from a licensed realtor. Loan requests over $250,000, however, require full appraisals, and requests over $450,000 require Board approval. The loan-to-value limit on home equity lending is 80% on owner occupied property and 75% on investment property. The variable rate on home equity lines of credit is adjusted monthly and is currently set at prime for owner occupied properties and prime plus a premium for investment properties. The fixed rate loans on investment property are also higher than fixed rate owner occupied home equity loans. We generally provide home equity financing only for a first or second lien position.

Our fixed rate home equity loans have terms of 5 to 30 years. Our variable rate home equity lines of credit have terms of 15 years, and we also offer an interest only home equity line of credit based on a 10 year term. The loan-to-value limit on interest only home equity financing is 70% on owner occupied property and 60% on investment property. We also offer bridge loans with a variable rate and a 70% loan-to-value limit on owner occupied property and 60% on investment property.

Commercial Loans. We offer revolving lines of credit to businesses to finance short-term working capital needs like accounts receivable and inventory. These lines of credit may be unsecured or secured by accounts receivable and inventory or real estate. We generally provide such financing for no more than a 3 year term and with a variable rate.

We also originate commercial term loans to fund longer-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs. These loans are secured by new and used machinery, equipment, fixtures, furniture or other long-term fixed assets and have terms of 1 to 7 years. We originate commercial term loans for other general long-term business purposes, and these loans are secured by real estate. Interest on commercial term loans is payable monthly and principal may be payable monthly or quarterly.

The normal minimum amount for our commercial term loans and lines of credit is $5,000. We generally will not lend more than $100,000 on a commercial line of credit or $500,000 on a commercial term loan. We typically do not provide working capital loans to businesses outside our normal market area or to new businesses where repayment is dependent solely on future profitable operation of the business. We avoid originating loans for which the primary source of repayment could be liquidation of the collateral securing the loan in light of poor repayment prospects. We typically require personal guarantees on all commercial loans, regardless of other collateral securing the loan.

The loan-to-value limits related to commercial lending vary according to the collateral. Loans secured by real estate may be originated for up to 80% loan-to-value. Other limits are as follows. Savings accounts: 90% of the deposit amount; accounts receivable: 80% of eligible amounts receivable 60 days or less past due or 90 days from invoice, whichever is less; inventory: 50% of raw materials and 60% of finished goods; stocks: 50% to 75% depending on exchange or market listing; bonds: ‘A’ rated or better, 90% of market value, less than ‘A’ rated, 60% of market value; new equipment: 75% of purchase price; and used equipment: lesser of 75% of purchase price or 75% of current market value.

Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of June 30, 2007, our loans to one borrower legal limit was approximately $4.8 million.

Loans that approach the loans to one borrower limit are reviewed by the Board of Directors before being approved. The Bank’s lending policies require Board approval before any borrower’s existing and/or committed borrowings from the Bank may exceed $1.0 million in aggregate. Any single loan in excess of $1.0 million also requires prior Board approval.

Loan Originations, Purchases, Sales, Solicitation and Processing. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals and “walk-in” customers. Our residential loan originations are driven by the Bank’s reputation, as opposed to being advertising driven.

We normally do not sell loans into the secondary mortgage market and did not sell any loans in the five year period ended June 30, 2007. Because it has been our policy to retain the loans we originate in our portfolio, we have not uniformly originated our real estate mortgage loans to meet the documentation standards to sell loans in the secondary mortgage market. We may do so, however, in the future if we find it desirable in connection with interest rate risk management to sell longer term fixed rate mortgages into the secondary mortgage market.

We did not purchase any whole loans in the five-year period ended June 30, 2007. We did, however, purchase a few participation interests in loans originated by other banks during this period.

Loan Approval Procedures and Authority. Lending policies and loan approval limits are approved and adopted by the Board of Directors. Lending authority is vested primarily in President and Chief Executive Officer Gary Jolliffe, Executive Vice President and Chief Operating Officer Michael Shriner and Vice President and Chief Lending Officer Nancy Schmitz. Each of these officers may approve loans within the following limits: first mortgage real estate and construction loans up to $500,000; home equity loans up to $150,000; consumer loans up to $150,000; and commercial loans up to $150,000. These officers may combine their authorities to make home equity, consumer and commercial loans up to $450,000 and first mortgage real estate and construction loans up to $1.0 million. Prior Board approval is required for home equity, consumer and commercial loans in excess of $450,000 and for first mortgage real estate and construction loans in excess of $1.0 million. The Board also must give prior approval for any aggregation of existing and/or committed loans to one borrower that exceed $1.0 million. Certain other Bank employees also have limited lending authority.

Asset Quality

Loan Delinquencies and Collection Procedures. The Bank’s procedures for delinquent loans are as follows:

15 days delinquent:	late charge added, first delinquent notice mailed
30 days delinquent:	second delinquent notice mailed
45 days delinquent:	additional late charge, third delinquent notice mailed, telephone contact made
60 days delinquent:	telephone contact made, separate letter mailed
90 days delinquent:	decision made to foreclose or workout

When a loan is 90 days delinquent, the Board may determine to refer it to an attorney for repossession or foreclosure. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the period in which the declines occur. At June 30, 2007, we held no real estate owned.

As to commercial loans, the Bank requires updated financial statements when the loan becomes 90 days delinquent. As to account loans, the outstanding balance is collected from the related account along with accrued interest when the loan is 180 days delinquent.

Loans are reviewed on a regular basis, and all delinquencies of 60 days or more are reported to the Board of Directors. Loans are placed on non-accrual status when they are more than 90 days delinquent, with the exception of loans that may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Loans with a loan-to-value ratio of 60% or less, however, are not automatically placed on non-accrual status if more than 90 days delinquent. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2007, we had approximately $1,582,000 of loans that were held on a non-accrual basis.

Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
One-to-four family real estate	$116	$-	$1,662	$951	$1,103
Commercial real estate	-	-	-	216	555
Construction	666	-	-	55	527
Consumer	-	1	13	-	10
Home equity	634	325	554	549	409
Commercial	166	98	99	124	-
Total	1,582	424	2,328	1,895	2,604
Accruing loans contractually past due 90 days or more:
One-to-four family real estate	740	252	39	74	-
Commercial real estate	-	-	-	-	363
Construction	-	47	-	-	-
Consumer	-	-	2	13	-
Home equity	27	-	38	-	-
Commercial	-	-	-	-	-
Total	767	299	79	87	363
Total non-performing loans	$2,349	$723	$2,407	$1,982	$2,967
Total non-performing assets	$2,349	$723	$2,407	$1,982	$2,967
Total non-performing loans to total loans	0.97%	0.32%	1.24%	1.13%	2.09%
Total non-performing loans to total assets	0.83%	0.27%	1.01%	0.92%	1.51%
Total non-performing assets to total assets	0.83%	0.27%	1.01%	0.92%	1.51%

During the year ended June 30, 2007, gross interest income of $132,000 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $94,000 of interest on a cash basis as collected was included in income.

Classified Assets. Management, in compliance with the Uniform Credit Classification and Account Management Policy adopted by the Federal Deposit Insurance Corporation, has instituted an internal loan review program, whereby non-performing loans are classified as special mention, substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged-off.

An asset that does not currently expose the Bank to a sufficient degree of risk to warrant an adverse classification, but which possesses credit deficiencies or potential weaknesses that deserve management’s close attention is classified as “special mention.”

An asset classified as “substandard” is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Assets so classified have well-defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

An asset classified as “doubtful” has all the weaknesses inherent in a “substandard” asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of a loss on a doubtful asset is high.

That portion of an asset classified as “loss” is considered uncollectible and of such little value that its continuance as an asset, without establishment of a specific valuation or charge-off, is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off a basically worthless asset even though partial recovery may be effected in the future.

Management’s classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. An independent loan review firm performs periodic reviews of our loan portfolio.

The following table discloses the Bank’s classification of assets as of June 30, 2007.

At June 30, 2007
(In thousands)
Special Mention	$981
Substandard	886
Doubtful	-
Loss	-
Total	$1,867

At June 30, 2007, all of the loans classified as “special mention,” and three out of four substandard loans totaling $702,000, are included under non-performing assets, as shown in the table above.

Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects our estimation of the losses in our loan portfolio to the extent they are both probable and reasonable to estimate. The allowance is established through provisions for loan losses that are charged to income in the period they are established. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance.

Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We establish a specific allowance for loans classified as “loss” or that are determined to be impaired. We make provisions for loan losses to a general allowance according to (i) the type of loan, one-to-four family real estate mortgages, commercial real estate mortgages, construction loans, commercial term loans and lines of credit, consumer loans and home equity loans and lines of credit, with commercial, construction and consumer loans receiving a higher allowance than other loan types, and (ii) whether the loan is current and performing or delinquent, with higher allowances made according to the number of days a loan is delinquent. However, for purposes of establishing the general valuation allowance loans that are delinquent 90 days or more are treated as current if they have a loan-to-value ratio of less than 60%.

We maintain a loan review system which provides for a systematic review of the loan portfolios and the early identification of potential impaired loans. We generally review a loan for impairment as soon as the loan is 60 or more days delinquent. A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Payments received on impaired loans are applied first to unpaid interest, escrow and late charges and then to principal.

Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment. The estimation of the allowance for loan losses is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. They may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on their review of information available at the time of the examination, which would negatively affect our earnings.

The following table sets forth information with respect to the Bank’s allowance for loan losses for the periods indicated:

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Allowance balance at beginning of period	$921	$874	$742	$651	$783
Provision for loan losses	5	60	135	134	136
Charge-offs:
Commercial real estate	-	-	-	-	264
Consumer	3	17	3	45	5
Total charge-offs	3	17	3	45	269

Recoveries:
Consumer	3	4	-	2	1
Total recoveries	3	4	-	2	1
Net (charge-offs) recoveries	$-	$(13)	$(3)	$(43)	$(268)
Allowance balance at end of period	$926	$921	$874	$742	$651
Total loans outstanding at end of period	$242,641	$224,399	$193,996	$174,994	$142,254
Average loans outstanding during period	$228,069	$205,905	$179,837	$151,736	$133,119
Allowance for loan losses as a percentage of non-performing loans	39.42%	127.39%	36.31%	37.44%	21.94%
Allowance for loan losses as a percentage of total loans	0.38%	0.41%	0.45%	0.42%	0.46%
Net loans charge-offs as a percentage of average loans	-%	0.01%	-%	0.03%	0.20%

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio.

	At June 30,
	2007		2006		2005		2004		2003
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
One-to-four family real estate	$389	50.94%	$436	53.89%	$467	58.50%	$418	62.73%	$362	67.55%
Commercial real estate	105	11.95	108	10.51	72	9.26	85	9.81	83	8.69
Construction	83	9.82	125	10.37	72	9.48	47	7.81	52	5.40
Consumer	9	0.82	9	0.83	19	0.94	8	0.97	19	1.13
Home equity	236	23.04	178	21.95	202	19.24	157	16.98	108	15.14
Commercial	104	3.43	65	2.45	42	2.08	27	1.70	27	2.09
Total allowance	$926	100.00%	$921	100.00%	$874	100.00%	$742	100.00%	$651	100.00%

Securities Portfolio

Our investment policy is designed to manage cash flows and foster earnings within prudent interest rate risk and credit risk guidelines. The portfolio mix is governed by our short term and long term liquidity needs. Rate-of-return, cash flow, rating and guarantor-backing are also considered when making investment decisions. The purchase of principal only and stripped coupon interest only security instruments is specifically not authorized by our investment policy. Furthermore, other than government related securities which may not be rated, we only purchase securities with a rating of AAA or AA. We invest primarily in mortgage-backed securities, U.S. government obligations and U.S. government agency issued securities.

Mortgage-backed securities represent a participation interest in a pool of mortgages issued by U.S. government agencies or government-sponsored entities, such as Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”), and the Federal National Mortgage Association (“Fannie Mae”), as well as non-government, private corporate issuers. Mortgage-backed securities are pass-through securities and generally yield less than the mortgage loans underlying the securities. The characteristics of the underlying pool of mortgages,i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.

Mortgage-backed securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors. Private corporate issuers’ mortgage-backed securities typically offer rates above those paid on government agency issued or sponsored securities, but lack the guaranty of those agencies.

Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that securities be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. Statement No. 115 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

At the present time, nearly our entire securities portfolio is purchased with the intent to hold the security until maturity. At June 30, 2007, we maintained a small trading account totaling $114,000 and the rest of our securities portfolio was classified as held to maturity. Securities not classified as “held to maturity” or as “trading securities” are classified as “available for sale” and are reported at fair value with unrealized gains and losses on the securities impacting equity.

At June 30, 2007, our securities portfolio did not contain securities of any issuer, other than the U.S. government or its agencies, having an aggregate book value in excess of 10% of our equity. We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our held to maturity securities portfolio at June 30, 2007. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

	At June 30, 2007
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

U.S. Government Agency Obligations	$4,000	3.45%	$9,000	3.83%	$6,000	4.83%	$5,120	5.45%	$24,120	4.02%	$23,483

Mortgage-Backed Securities:
Government National Mortgage Association	-	-	-	-	-	-	55	5.66	55	5.66	57
Federal Home Loan Mortgage Corporation	-	-	-	-	147	6.52	611	6.18	758	6.25	763
Federal National Mortgage Association	-	-	878	6.13	1,010	4.43	2,515	6.04	4,403	5.78	4,381
Total	$4,000	3.45%	$9,878	4.03%	$7,157	4.81%	$8,301	5.68%	$29,336	4.35%	$28,684

The following table sets forth the carrying value of our held to maturity securities portfolio at the dates indicated. Securities classified as held to maturity are shown at our amortized cost.

	At June 30
	2007	2006	2005
	(In thousands)

U.S. Government Agency Obligations	$24,120	$24,127	$24,127
Government National Mortgage Association	55	69	69
Federal Home Loan Mortgage Corporation	758	923	923
Federal National Mortgage Association	4,403	2,588	2,588
Total securities held to maturity	$29,336	$27,707	$27,707

Sources of Funds

General. Deposits are our major source of funds for lending and other investment purposes. To the extent that our loan originations have exceeded the funding available from deposits, we have borrowed funds from the Federal Home Loan Bank to supplement the amount of funds for lending and funding daily operations.

In addition, we derive funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity and call of investment securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by pricing strategies and money market conditions.

Deposits. Our current deposit products include checking and savings accounts, certificates of deposit and fixed or variable rate individual retirement accounts (IRA’s). Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time, if any, that the funds must remain on deposit and the applicable interest rate. Our savings account menu includes regular passbook, statement, money market and club accounts. We also offer a six-level tiered savings account. Our certificates of deposit currently range in terms from 6 months to 10 years. Our IRA’s are available with the same maturities as certificates of deposit accounts, with the exception of the 30 month term. We offer a two year certificate of deposit that permits the depositor to increase the interest rate to the current two year rate once during the term.

Deposits are obtained primarily from within New Jersey. The Bank has not previously utilized the services of deposit brokers but may in the future employ brokered deposits as a funding source. Premiums or incentives for opening accounts are sometimes offered. We periodically select particular certificate of deposit maturities for promotion in connection with asset/liability management and interest rate risk concerns.

The determination of deposit and certificate interest rates is based upon a number of factors, including: (1) need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors’ rates for similar products; (3) economic conditions; and (4) business plan projections.

A large percentage of our deposits are in certificates of deposit. The inflow of certificates of deposit and the retention of such deposits upon maturity are significantly influenced by general interest rates and money market conditions, making certificates of deposit traditionally a more volatile source of funding than core deposits. Our liquidity could be reduced if a significant amount of certificates of deposit maturing within a short period of time were not renewed. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings which could increase our cost of funds and negatively impact our net interest rate spread and our financial condition.

The following tables set forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Year Ended June 30,
	2007			2006			2005
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Non-interest-bearing demand	$9,804	4.75%	0.00%	$8,294	4.21%	0.00%	$7,297	3.72%	0.00%
Interest-bearing demand	29,056	14.07	0.96	34,117	17.32	0.96	36,251	18.50	0.92
Savings and club	48,248	23.37	1.86	44,839	22.76	1.27	49,757	25.39	1.21
Certificates of deposit	119,364	57.81	4.65	109,755	55.71	3.73	102,635	52.39	2.95

Total deposits	$206,472	100.00%	3.26%	$197,005	100.00%	2.53%	$195,940	100.00%	2.02%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Interest Rate:
1.00% - 1.99%	$7	0.01%	$8	0.01%	$6,091	5.87%
2.00% - 2.99%	1	-	2,375	2.12	36,083	34.75
3.00% - 3.99%	4,997	3.89	28,049	25.04	38,192	36.78
4.00% - 4.99%	47,472	36.98	68,182	60.86	14,762	14.22
5.00% - 5.99%	75,857	59.08	13,400	11.96	7,748	7.46
6.00% - 6.99%	48	0.04	14	0.01	960	0.92
Total	$128,382	100.00%	$112,028	100.00%	$103,836	100.00%

The following table sets forth the amount and maturities of certificates of deposit at the Bank at June 30, 2007.

	Amount Due
	Year Ending June 30,
	2008	2009	2010	2011	2012	After June 30, 2012
	(In thousands)
Interest Rate:
1.00% - 1.99%	$6	$1	$-	$-	$-	$-
2.00% - 2.99%	1	-	-	-	-	-
3.00% - 3.99%	3,740	1,191	13	-	-	53
4.00% - 4.99%	36,764	5,975	1,882	996	111	1,744
5.00% - 5.99%	56,424	11,040	-	-	1,816	6,577
6.00% - 6.99%	48	-	-	-	-	-
Total	$96,983	$18,207	$1,895	$996	$1,927	$8,374

The following table shows the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2007.

Certificates of Deposit
(In thousands)
Remaining Time Until Maturity:
Within three months	$12,306
Three through six months	11,681
Six through twelve months	10,128
Over twelve months	10,593
Total	$44,708

Borrowings. To supplement our deposits as a source of funds for lending or investment, we have borrowed funds in the form of advances from the Federal Home Loan Bank. At June 30, 2007, our collateralized borrowing limit with the Federal Home Loan Bank was $96.5 million and our outstanding borrowings with the Federal Home Loan Bank totaled $27.9 million. Information regarding our total borrowings as of June 30, 2007 are set forth in the following table.

	At June 30, 2007
	Balance	Rate	Maturity
	(Dollars in thousands)
Total Borrowings:
Overnight Line of Credit	$16,000	daily adjustable rate (5.49% on June 30, 2007)	Next day
Five Year Amortizing Fixed Rate Advance	$1,889	3.60%	August 2009
Five Year Fixed Rate Advance	$5,000	4.25%	December 2009
Five Year Fixed Rate Advance	$5,000	4.28%	June 2010

Short-term Federal Home Loan Bank advances generally have original maturities of less than one year. Information regarding our short-term advances for the dates and periods indicated are set forth in the following table.

	At or For the Year Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Short-Term Borrowings:
Average balance outstanding	$29,040	$24,602	$8,033
Maximum amount outstanding at any month-end during the period	26,000	41,500	13,400
Balance outstanding at end of period	16,000	41,500	7,750
Weighted average interest rate during the period	5.44%	4.59%	2.23%
Weighted average interest rate at end of period	5.49%	5.41%	3.49%

Advances from the Federal Home Loan Bank are typically secured by the Federal Home Loan Bank stock and a portion of our residential mortgage loans and by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. Additional information regarding our borrowings is included under Note 7 to our consolidated financial statements beginning on page F-1.

Subsidiary Activity

MSB Financial Corp. has no direct subsidiaries other than Millington Savings Bank. The Bank has one wholly owned subsidiary, Millington Savings Services Corp., formed in 1984. The service corporation is currently inactive.

Regulation And Supervision

The Bank and the Company operate in a highly regulated industry. This regulation establishes a comprehensive framework of activities in which they may engage and is intended primarily for the protection of the Deposit Insurance Fund and depositors. Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and the adequacy of the allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material adverse impact on the Company and the Bank. The adoption of regulations or the enactment of laws that restrict the operations of the Bank and/or the Company or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of the Bank’s franchise, resulting in negative effects on the trading price of the Company’s common stock.

Regulation of the Bank

General. As a New Jersey chartered, Federal Deposit Insurance Corporation-insured savings bank, the Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank’s operations are subject to extensive regulation, including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. The Bank must file regulatory reports concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with or acquisitions of other financial institutions. The New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation regularly examine the Bank and prepare reports to the Bank’s Board of Directors on deficiencies, if any, found in its operations. The regulatory authorities have substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements.

Insurance of Deposit Accounts. The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”) resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011);

and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. In addition, the Reform Act gave the FDIC greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on the amount of their assessable deposits on that date. The Bank was able to offset $32,000 of its deposit insurance premium for 2007 with the $136,000 special one-time assessment credit it received during 2007.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points, with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.013% of insured deposits in fiscal 2006. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. Federal Deposit Insurance Corporation capital regulations require savings institutions to meet three minimum capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2007, the Bank was in compliance with the minimum capital standards and qualified as “well capitalized.” For the Bank’s compliance with these regulatory capital standards, see Note 12 to the consolidated financial statements. In assessing an institution’s capital adequacy, the Federal Deposit Insurance Corporation takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

The Federal Deposit Insurance Corporation may require any savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% (3% if the institution has received the highest rating on its most recent examination) to take certain action to increase its capital ratios. If the savings institution’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the institution’s activities may be restricted.

For purposes of the capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights. Tier 1 or core capital is defined as common stockholders’ equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, and certain non-withdrawable accounts and pledged deposits of mutual savings banks. The Bank does not have any non-withdrawable accounts or pledged deposits. Tier 1 and core capital are reduced by an institution’s intangible assets, with limited exceptions for certain mortgage and non-mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible for national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

The risk-based capital standard for savings institutions requires the maintenance of total capital of 8% of risk-weighted assets. Total capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. For purposes of determining total capital, a savings institution’s assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution’s equity investments (other than those deducted from core and tangible capital) and its high loan-to-value ratio land loans and non-residential construction loans.

A savings institution’s risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and certain other assets.

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business, and specified liquid assets up to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. The Bank met the qualified thrift lender test as of June 30, 2007 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.

A savings bank that fails the qualified thrift lender test and does not convert to a bank charter generally will be prohibited from: (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. In addition, if the institution does not requalify under the qualified thrift lender test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the Federal Home Loan Bank as promptly as possible.

Community Reinvestment Act. Under the Community Reinvestment Act, every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the depository institution’s record of meeting the credit needs of its community to be assessed and taken into account in the evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank. An unsatisfactory Community Reinvestment Act examination rating may be used as the basis for the denial of an application. the Bank received a “satisfactory” rating in its most recent Community Reinvestment Act examination.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of New York, which is one of twelve regional federal home loan banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members pursuant to policies and procedures established by its board of directors.

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of New York in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding Federal Home Loan Bank advances.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. In addition, these requirements could result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

The USA Patriot Act. The Bank is subject to regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act. The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA Patriot Act and the related regulations impose the following requirements with respect to financial institutions:

•          Establishment of anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•          Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

•          Establishment of appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•          Prohibitions on establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and compliance with certain record keeping obligations with respect to correspondent accounts of foreign banks.

Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on applications under the Federal Reserve Act and the Bank Merger Act.

Regulation of the Company

General. The Company is a savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act. It is required to file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. The Company must also obtain regulatory approval from the Office of Thrift Supervision before engaging in certain transactions, such as mergers with or acquisitions of other financial institutions.

Activities Restrictions. As a savings and loan holding company and as a subsidiary holding company of a mutual holding company, the Company is subject to statutory and regulatory restrictions on its business activities. The non-banking activities of the Company and its non-savings institution subsidiaries are restricted to certain activities specified by Office of Thrift Supervision regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act. Before engaging in any non-banking activity or acquiring a company engaged in any such activities, the Company must file with the Office of Thrift Supervision either a prior notice or (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition.

Mergers and Acquisitions. The Company must obtain approval from the Office of Thrift Supervision before acquiring, directly or indirectly, more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating an application for the Company to acquire control of a savings institution, the Office of Thrift Supervision would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Waivers of Dividends by the MHC. Office of Thrift Supervision regulations require the MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from the Company. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operations of the subsidiary savings association and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

Conversion of the MHC to Stock Form. Office of Thrift Supervision regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization, commonly referred to as a second step conversion. In a second step conversion a new holding company would be formed as the successor to the Company, the MHC’s corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for shares of the new holding company. In a second step conversion, each share of common stock held by stockholders other than the MHC would be automatically converted into shares of common stock of the new holding company.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Item 2. Description of Property

At June 30, 2007, our investment in property and equipment, net of depreciation and amortization, totaled $8.9 million, including leasehold improvements and construction in progress. The following table lists our offices. Our fifth office is projected to open in late calendar year 2007 on Morristown Road in Bernardsville, New Jersey. The Bernardsville office is owned.

Office Location	Year Facility Opened		Leased or Owned

Millington Main Office 1902 Long Hill Road Millington, NJ	1994	(1)	Owned
Dewy Meadow Branch Office 415 King George Road Basking Ridge, NJ	2002		Leased
RiverWalk Branch Office 675 Martinsville Road Basking Ridge, NJ	2005	(2)	Leased
Martinsville Branch Office 1924 Washington Valley Road Martinsville, NJ	2006		Leased

__________________

(1)	The Bank’s main office opened in 1911 in Millington, New Jersey. The Bank moved into its current main office in 1994.
(2)	The Bank’s first branch office opened in 1998 in Liberty Corner, New Jersey. This office was relocated in 2005.

Item 3. Legal Proceedings

The Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at June 30, 2007 that would have a material effect on operations or income.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Purchases of Equity Securities

Market Information. Upon completion of the Company’s initial public offering in January 2007, the Company’s common stock commenced trading on The NASDAQ Stock Market under the symbol “MSBF”. The table below shows the reported high and low closing prices of common stock during the periods indicated.

	High	Low

Quarter ended March 31, 2007(1)	$12.50	$11.02
Quarter ended June 30, 2007	$11.70	$11.25

_________________

(1)	Stock offering was completed on January 4, 2007, and trading commenced on January 5, 2007.

Dividends. Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, and general economic as well as stock market conditions. The timing, frequency and amount of dividends is determined by the Board. To date, the Company has not yet paid any dividends.

Stockholders. As of September 15, 2007, there were approximately 712 registered shareholders of record of the Company’s common stock. This number does not include brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial (“street name”) owners.

Issuer Purchases of Equity Securities. The Company did not have any stock repurchases in the year ended June 30, 2007. Under regulations of the Office of Thrift Supervision, the Company is not permitted to conduct stock repurchases within the first twelve months of its initial public offering.

Equity Compensation Plan Information. At present time there are no equity compensation plans to disclose under this item. The Bank maintains an Employee Stock Ownership Plan, however, that is a tax qualified plan under which all eligible employees of the Bank participate and thus no disclosure is provided for such plan under this item.

Item 6. Management’s Discussion and Analysis

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with the Company’s consolidated financial statements and accompanying notes thereto beginning on page F-1 following Item 14 of this Form 10-KSB.

Overview

Our primary business is attracting retail deposits from the general public and using those deposits, together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for our lending and investing activities. Our loan portfolio consists of one- to four-family residential real estate mortgages, commercial real estate mortgages, construction loans, commercial loans, home equity loans and lines of credit, and other consumer loans. We also invest in U.S. government obligations and mortgage-backed securities.

We reported net income of $1.3 million for the fiscal year ended June 30, 2007 as compared to net income of $1.4 million for fiscal 2006.

Net interest income for fiscal 2007 was down approximately 2% as compared to fiscal 2006 while non-interest expense was up approximately 17%. The interest rate spread for fiscal 2007 was 2.40%, compared to 2.97% for fiscal 2006 mainly as a result of the continuing flat or inverted yield curve environment. Our net interest margin has been compressed by this rate environment. For the year ended June 30, 2007, interest income increased by $2.0 million or 14.3% while interest expense increased by $2.2 million or 32.3% as compared to 2006.

Non-interest expense for fiscal 2007 includes certain expenses not present during fiscal 2006, namely six months of expenses from the Employee Stock Ownership Plan, implemented in January 2007 in connection with the Company’s IPO, and a full year of expenses for the Martinsville branch office (opened in July 2006), which affected salaries and employee benefits as well as occupancy, equipment and advertising costs.

Total assets were $284.6 million at June 30, 2007, a 5.3% increase compared to $270.2 million at June 30, 2006. The increase in assets occurred primarily as the result of a $15.2 million increase in loans receivable, net. Deposits were $211.1 million at June 30, 2007, compared to $194.8 million at June 30, 2006. Liquidity provided by the stock offering in January 2007 was responsible for a decrease in borrowed funds; FHLB advances were $27.9 million at June 30, 2007, down from $54.2 million at June 30, 2006.

Stockholders’ equity at June 30, 2007 of $43.3 million was more than double our stockholders’ equity at the prior year-end of $19.5 million. Our return on average equity for fiscal 2007 was 4.27%, compared to 7.31% for fiscal 2006. The decrease in return on average equity for 2007 reflects the completion of the Company’s initial public offering in January 2007 and the net proceeds of that offering of approximately $24.5 million.

While deposits continue to be our primary source of funds to support our lending activities, our loan originations in recent years have exceeded our deposits. Over the last five years we experienced loan growth of $117.9 million or 94.6% while our deposits have grown by $57.2 million, a 37.2% increase. Our loans to deposits ratio has gone from 81% to 115%. This has caused us to use Federal Home Loan Bank borrowings to fund loans, and borrowings are usually a higher cost source of funds than deposits, which means our net interest rate spread and profitability are lower than if we did not have to borrow funds. As of four years ago, we had zero borrowings while at June 30, 2006 our Federal Home Loan Bank advances had grown to $54.2 million. The proceeds of the initial public offering during 2007 enabled us to pay down our borrowings and they totaled $27.9 million at June 30, 2007. To lessen our dependency on borrowings as a funding source we are striving to grow deposits and have expanded our branch network as part of that effort. Since 2002 we have opened two new offices and relocated our first branch office (opened in 1998) to a larger facility. Our fifth branch is scheduled to open late in calendar year 2007.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported and are described in Note 1 to our consolidated financial statements beginning on page F-1. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level by management which represents the evaluation of known and inherent risks in the loan portfolio at the consolidated balance sheet date that are both probable and reasonable to estimate. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

The allowance consists of specific and general components. The specific component related to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential mortgage loans for impairment disclosures.

Although specific and general loan loss allowances are established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further provisions for loan losses may be necessary in order to increase the level of the allowance for loan losses. For example, our evaluation of the allowance includes consideration of current economic conditions, and a change in economic conditions could reduce the ability of our borrowers to make timely repayments of their loans. This could result in increased delinquencies and increased non-performing loans, and thus a need to make increased provisions to the allowance for loan losses, which would be a charge to income during the period the provision is made, resulting in a reduction to our earnings. A change in economic conditions could also adversely affect the value of the properties collateralizing our real estate loans, resulting in increased charge-offs against the allowance and reduced recoveries, and thus a need to make increased provisions to the allowance for loan losses. Furthermore, a change in the composition of our loan portfolio or growth of our loan portfolio could result in the need for additional provisions.

Comparison of Financial Condition at June 30, 2007 and 2006

General. Total assets reached $284.6 million at June 30, 2007, compared to $270.2 million at June 30, 2006. The increase was fueled by loan originations, the funding for which was provided primarily by a $16.4 million or 8.4% increase in deposits, to $211.1 million at June 30, 2007, compared to $194.8 million at June 30, 2006. The completion of the initial public offering in January 2007 provided $24.5 million of net proceeds and enabled us to pay down borrowings.

Total assets grew $14.4 million or 5.3% between years while total liabilities fell by $9.5 million or 3.8%, and the ratio of average interest-earning assets to average-interest bearing liabilities grew to 111.07% for fiscal 2007 as compared to 105.53 for fiscal 2006.

Loans. Loans receivable, net, rose to $233.5 million at June 30, 2007 from $218.3 million at June 30, 2006, an increase of $15.2 million, or 7.0%. As a percentage of assets, loans increased to 82.1% from 80.8%. The Bank continued to benefit from strong demand for home equity loans in its market area; the home equity portfolio grew by $6.6 million or 13.5% during the year. Commercial real estate loans grew by $5.4 million, a 22.9% increase, while commercial business loans increased $2.8 million, representing a 51.7% change from June 30, 2006. One-to-four family real estate loans grew by $2.7 million or 2.2% between June 30, 2006 and June 30, 2007.

Securities. Our portfolio of securities held to maturity was nearly unchanged at $29.3 million at June 30, 2007 as compared to $27.7 million at June 30, 2006. Maturities, calls and principal repayments during the year totaled $2.4 million as compared to $584,000 during the prior year. We purchased $4.0 million of new securities during the year ended June 30, 2007. We last purchased securities during the year ended June 30, 2004. During fiscal 2005 and 2006 we did not purchase any new securities as we continued to use those cash flows to fund loan originations.

Deposits. Total deposits at June 30, 2007 were $211.1 million, compared to $194.8 million at June 30, 2006. Certificates of deposit increased by $16.4 million and savings and club accounts grew by $3.8 million, offsetting a decrease in non-interest-bearing demand accounts of $918,000 and a decrease in NOW accounts of $1.9 million. Money market demand accounts fell by $1.0 million.

Borrowings. Total borrowings at June 30, 2007 amounted to $27.9 million, compared to $54.2 million at June 30, 2006. The decrease was the result of the pay down of short-term borrowings during the year, which were $41.5 million at June 30, 2006 compared to $16.0 million at June 30, 2007. The completion of the initial public offering in January 2007 provided $24.5 million of net proceeds and enabled us to pay down borrowings. The rate on short-term borrowings at June 30, 2007 was 5.49% compared to 5.42% at June 30, 2006.

Our investment in Federal Home Loan Bank of New York stock was $1.7 million at June 30, 2007 compared to $2.8 million at June 30, 2006. The decreased ownership of Federal Home Loan Bank stock resulted from the decrease in borrowings during the year ended June 30, 2007.

Equity. Stockholders’ equity was $43.3 million at June 30, 2007 as compared to $19.5 million at June 30, 2006, reflecting primarily the completion of the initial public offering in January 2007 which provided $24.5 million of net proceeds and also net income of $1.3 million for the year ended June 30, 2007.

Comparison of Operating Results for the Two Years Ended June 30, 2007

General. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds. Our results of operations are also affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income includes service fees and charges, including income on bank owned life insurance. Non-interest expense includes salaries and employee benefits, occupancy and equipment expense and other general and administrative expenses such as service bureau fees and advertising costs.

Our net income for the year ended June 30, 2007 was $1.3 million, a 5.0% decrease compared to net income of $1.4 million for the year ended June 30, 2006. A $138,000 or 1.9% decrease in net interest income was compounded by a $977,000 or 17.0% increase in non-interest expense for the year ended June 30, 2007. Partially offsetting these items was a $1.0 million gain realized on the sale of real estate investment property in the current fiscal year. A $490,000 increase in salaries and employee benefits expense accounted for the largest portion of the increase in non-interest expense.

Net Interest Income. Net interest income for the year ended June 30, 2007 amounted to $7.3 million, 1.9% lower than net interest income for the year ended June 30, 2006 of $7.5 million. A $2.0 million or 14.3% increase in interest income for the year ended June 30, 2007 was more than offset by a $2.2 million or 32.3% increase in interest expense.

The increase in interest income for the year ended June 30, 2007 resulted from a 10.6 % increase in the average balance of interest-earning assets and a 19 basis points increase in the average yield thereon. Our average yield on loans receivable for the year ended June 30, 2007 was 6.37%, 17 basis points greater than for the year ended June 30, 2006. The increase in yield on loans combined with a $22.2 million increase in the average balance of loans receivable for the year ended June 30, 2007 are primarily responsible for the 14.3% increase in interest income over the year ended June 30, 2006.

The increase in interest expense for the year ended June 30, 2007 is largely attributable to the higher average balance of deposits and higher average cost of deposits during the year. The Bank’s average cost of interest-bearing deposits for the year ended June 30, 2007 was 3.42%, 77 basis points higher than the prior year. The average balance of interest-bearing deposits rose by 4.2% between years. The average balance of Federal Home Loan Bank advances for the year ended June 30, 2007 was $ 41.3 million and the average cost thereof was 5.05%. This represents a $3.7 million or 9.7% decrease over the average balance of $37.6 million for the year ended June 30, 2006 and a 62 basis point increase over the average cost of advances for the year ended June 30, 2006. The Bank was able to pay down its borrowings as a result of the initial public offering conducted during the year.

Our net interest rate spread was 2.97% for the year ended June 30, 2006 and 2.40% for the year ended June 30, 2007. The spread decreased during the year ended June 30, 2007 as our average cost of interest-bearing liabilities increased by 76 basis points to 3.70% from 2.94% during the year ended June 30, 2006. In comparison, the average yield on interest-earning assets increased 19 basis points from 5.91% for the year ended June 30, 2006 to 6.10% for the year ended June 30, 2007.

Provision for Loan Losses. The allowance for loan losses is a valuation account that reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate. The allowance is established through provisions for loan losses that are charged to income in the period they are established. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance. The provision for the year ended June 30, 2007 was $5,000 as compared to $60,000 for the year before. The allowance for loan losses as a percentage of non-performing loans was 39.42% at June 30, 2007 compared to 127.39% at June 30, 2006 and the allowance for loan losses as a percentage of total loans was 0.38% at June 30, 2007 compared to 0.41% at June 30, 2006.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of our bank owned life insurance. Overall, non-interest income roseto $1.6 million for the year ended June 30, 2007 compared to $603,000 for the year ended June 30, 2006. The $976,000 increase was primarily the result of income of $1.0 gain from the sale of land and building that housed the Bank’s former main office until the relocation of the main office in 1994.

Income from fees and service charges is the largest regular component of non-interest income and totaled $333,000 and $338,000 for the years ended June 30, 2007 and 2006, respectively.

Income on bank owned life insurance was $150,000 and $162,000 for the years ended June 30, 2007 and 2006, respectively.

Non-Interest Expenses. Total non-interest expenses grew by 17.0% during the year ended June 30, 2007 and amounted to $6.7 million and $5.8 million for the years ended June 30, 2007 and 2006, respectively. Non-interest expense for fiscal 2007 includes certain expenses not present during fiscal 2006, namely six months of expenses from the Employee Stock Ownership Plan, implemented in January 2007 in connection with the Company’s IPO, and a full year of expenses for the Martinsville branch office (opened in July 2006), which affected salaries and employee benefits as well as occupancy, equipment, advertising and other noninterest expenses.

Salaries and employee benefits expense totaled $3.3 million for the year ended June 30, 2007 and was $490,000 or 17.6% higher than the prior year. Salaries and employee benefits are our main non-interest expense and represented 48.7% and 48.4% of non-interest expenses for the years ended June 30, 2007 and 2006, respectively.

Occupancy and equipment expense rose by $278,000 to $1.2 million, a 28.9% increase over last year, while other miscellaneous expenses rose by $237,000 to $1.1 million, a 26.8% increase over last year.

Income Taxes. Income tax expense for the year ended June 30, 2007 was $820,000 as compared to $834,000 for the year ended June 30, 2006. The reduction for the year ended June 30, 2007 reflects lower pre-tax income for that year offset by a slight increase in the effective tax rate. The increase in the effective tax rate was due to a decrease in income from bank owned life insurance, which is tax exempt.

Average Balance Sheet. The following tables set forth certain information for the years ended June 30, 2007, 2006 and 2005. The average yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Year Ended June 30,
	2007			2006			2005
	Average Balance	Interest Earned/Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$228,069	$14,527	6.37%	$205,905	$12,773	6.20%	$179,837	$10,457	5.81%
Securities	27,690	1,214	4.38%	27,959	1,177	4.21%	29,505	1,215	4.12%
Other interest-earning assets(2)	8,539	390	4.57%	5,008	167	3.33%	4,636	82	1.77%
Total interest-earning assets	264,298	16,131	6.10%	238,872	14,117	5.91%	213,978	11,754	5.49%
Non-interest-earning assets	16,555			16,719			15,292
Total assets	$280,853			$255,591			$229,270
Interest-bearing liabilities:
NOW & money market	$29,056	279	0.96%	$34,117	329	0.96%	$36,251	334	0.92%
Savings and club deposits	48,248	896	1.86%	44,839	568	1.27%	49,757	604	1.21%
Certificates of deposit	119,364	5,552	4.65%	109,755	4,098	3.73%	102,635	3,025	2.95%
Total interest-bearing deposits	196,668	6,727	3.42%	188,711	4,995	2.65%	188,643	3,963	2.10%
Federal Home Loan Bank advances	41,297	2,086	5.05%	37,637	1,666	4.43%	14,272	423	2.96%
Total interest-bearing liabilities	237,965	8,813	3.70%	226,348	6,661	2.94%	202,915	4,386	2.16%
Non-interest-bearing deposits	9,804			8,294			7,297
Other non-interest-bearing liabilities	1,879			1,782			1,572
Total liabilities	249,648			236,424			211,784
Stockholder’s equity	31,205			19,167			17,486
Total liabilities and stockholder’s equity	$280,853			$255,591			$229,270

Net interest rate spread(3)		$7,318	2.40%		$7,456	2.97%		$7,368	3.33%
Net interest margin(4)			2.77%			3.12%			3.44%
Ratio of interest-earning assets to Interest-bearing liabilities	111.07%			105.53%			105.45%

________________

(1)	Non-accruing loans have been included, and the effect of such inclusion was not material. The allowance for loan losses is excluded, while construction loans in process and deferred fees are included.
(2)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis. The following table reflects the sensitivity of our interest income and interest expense to changes in volume and in prevailing interest rates during the periods indicated. Each category reflects the: (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rate (changes in rate multiplied by old volume); and (3) net change. The net change attributable to the combined impact of volume and rate has been allocated proportionally to the absolute dollar amounts of change in each.

	Year Ended June 30,			Year Ended June 30,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans	$1,398	$356	$1,754	$1,583	$733	$2,316
Securities	(11)	48	37	(64)	26	(38)
Other interest-earning assets	146	77	223	7	78	85
Increase (decrease) in total interest income	1,533	481	2,014	1,526	837	2,363

Interest expense:
NOW and money market accounts	(50)	-	(50)	(20)	15	(5)
Savings and club	46	282	328	(64)	28	(36)
Certificates of deposit	381	1,073	1,454	223	850	1,073
Total interest-bearing deposits	377	1,355	1,732	139	893	1,032
Federal Home Loan Bank advances	172	248	420	954	289	1,243
Increase in total interest expense	549	1,603	2,152	1,093	1,182	2,275

Change in net interest income	$983	$(1,122)	$(138)	$433	$(345)	$88

Management of Interest Rate Risk and Market Risk

Qualitative Analysis. Because the majority of our assets and liabilities are sensitive to changes in interest rates, a significant form of market risk for us is interest rate risk, or changes in interest rates.

We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

Several years ago market interest rates were at historically low levels. However, between June 2004 and June 2007, the U.S. Federal Reserve steadily increased its target federal funds rate, raising it 17 times, from 1.00% to 5.25%. While the federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have increased, intermediate- and long-term market interest rates, which we use as a guide to our loan pricing, have not increased proportionately. This has led to a “flattening” of the market yield curve, which has even “inverted” recently as short-term rates have exceeded long-term rates over an intermediate maturity horizon. The relatively flat yield curve has hurt our net interest rate spread and net interest margin because the interest rates we pay on our deposits have repriced upwards faster than the interest rates that we earn on our loans and investments. Subsequent to June 30, 2007, the Federal Reserve took action to lower its target federal funds rate.

Quantitative Analysis. The following table presents Millington Savings Bank’s net portfolio value as of June 30, 2007. The Bank outsources its interest rate risk modeling and the net portfolio values shown in this table were calculated by an outside consultant, based on information provided by Millington Savings Bank.

	At June 30, 2007
	Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets
Change in Rate	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
	(In thousands)
+300 bp	$27,357	$(11,627)	(29.83)%	10.43%	(331)	bp
+200 bp	31,754	(7,230)	(18.55)%	11.78%	(196)	bp
+100 bp	35,845	(3,138)	(8.05)%	12.94%	(80)	bp
0 bp	38,984	0	0.00	13.74%	0	bp
-100 bp	40,241	1,257	3.22%	13.93%	19	bp
-200 bp	39,756	772	1.98%	13.59%	(15)	bp

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

Our approach to managing day-to-day liquidity is measured through our daily calculation of investable funds and/or borrowing needs to ensure adequate liquidity. In addition, senior management constantly evaluates our short-term and long-term liquidity risk and strategy based on current market conditions, outside investment and/or borrowing opportunities, short and long-term economic trends, and anticipated short and long-term liquidity requirements. The Bank’s loan and deposit rates may be adjusted as another means of managing short and long-term liquidity needs. We do not at present participate in derivatives or other types of hedging instruments to meet liquidity demands, as we take a conservative approach in managing liquidity.

At June 30, 2007, the Bank had outstanding commitments to originate loans of $2.5 million, construction loans in process of $8.0 million, unused lines of credit of $25.9 million (including $21.0 million for home equity lines of credit), and standby letters of credit of $138,000. Certificates of deposit scheduled to mature in one year or less at June 30, 2007, totaled $97.0 million.

As of June 30, 2007, the Bank had approximately $1.7 million in contractual obligations related to building improvements for its Bernardsville branch, scheduled to open in late 2007. The Bank also had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville). For additional information regarding the Bank’s lease commitments as of June 30, 2007, see Note 8 to our consolidated financial statements beginning on page F-1.

The Bank generates cash through borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations. At June 30, 2007, its total loans to deposits ratio was 115%. At June 30, 2007, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $96.5 million, of which $27.9 million was outstanding. As of June 30, 2007, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of June 30, 2007, the Bank exceeded all applicable regulatory capital requirements. See Note 12 to our consolidated financial statements beginning at page F-1 for more information about the Bank’s regulatory capital compliance.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Millington Savings Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At June 30, 2007, our significant off-balance sheet commitments consisted of commitments to originate loans of $2.5 million, construction loans in process of $8.0 million, unused lines of credit of $25.9 million (including $21.0 million for home equity lines of credit), standby letters of credit of $138,000, and approximately $1.7 million in contractual obligations related to building improvements for its Bernardsville branch.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since a number of commitments typically expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2007, see Note 13 to our consolidated financial statements beginning on page F-1.

Impact of Inflation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities of our assets and liabilities are critical to the maintenance of acceptable performance levels.

The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of non-interest expense. Expense items such as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

Recent Accounting Pronouncements

As per Note 17 to the consolidated financial statements.

Item 7. Financial Statements

The Company’s financial statements are contained in this Annual Report on Form 10-KSB immediately following Item 14.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

(a)	Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2007.

(b)	Internal Control Over Financial Reporting

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Set forth below is information about the Company’s and the Bank’s directors and executive officers and other senior management employees. The Board of Directors currently consists of seven members and is divided into three classes, as nearly equal in number as possible, each class serving for a three-year term, with approximately one-third of the directors elected each year. Each director serves as a director of the Company and the Bank as well as MSB Financial, MHC.

	Age (as of June 30, 2007)	Title	Current Term as Director To Expire
Directors:
E. Haas Gallaway, Jr.	65	Director	2007
W. Scott Gallaway	61	Director	2007
Gary T. Jolliffe	63	President, Chief Executive Officer and Director	2009
Thomas G. McCain	69	Director	2008
Albert N. Olsen	72	Chairman of the Board	2009
Ferdinand J. Rossi	65	Director	2008
Michael A. Shriner	43	Director, Executive Vice President and Chief Operating Officer	2007
Senior Management:
Linda W. Psillakis	49	Vice President and Chief Risk Officer	NA
Nancy E. Schmitz	51	Vice President, Chief Lending Officer and Corporate Secretary	NA
Jeffrey E. Smith	58	Vice President and Chief Financial Officer	NA
Susan M. Schumann	56	Vice President	NA
Betty Zangari	63	Vice President and Assistant Corporate Secretary	NA

Biographical Information

E. Haas Gallaway, Jr. has been a director of Millington Savings Bank since 1987. He is President and Manager of Gallaway and Crane Funeral Home with principal offices located in Basking Ridge and a branch location located in Bernardsville. This firm was founded by his father, E. Haas Gallaway, Sr., in Millington in 1935 and moved to its present location in Basking Ridge in 1936. Mr. Gallaway has been associated with the firm since 1960, purchased a minority position in the firm in

1963 and the remainder of the corporation in 1976. He is a licensed funeral director in the states of New Jersey and Florida. Mr. Gallaway is a member and past president of the Morris County Funeral Directors’ Association, member of The New Jersey State Funeral Directors’ Association, member of National Funeral Directors’ Association, and member and past president of the Bernardsville Rotary Club, former director and past president of the Somerset Hills YMCA, and a past president of the Board of Directors of Honesty House formerly of Stirling. He is a member of The Florida Funeral Director’s Association. A life-long resident of the area, he has resided in Bernardsville since 1949 coming from Basking Ridge.

W. Scott Gallaway has been a director of Millington Savings Bank since 2000. He founded Gallaway Associates, a Real Estate Brokerage and Appraisal firm in 1975 and sold the brokerage portion to Remax Properties Unlimited in 2000. He remains a Broker/Salesperson with Remax Properties Unlimited. Mr. Gallaway is a licensed Real Estate Appraiser and has served as President and/or an Officer of numerous Professional Organizations and a member and Past President of the Bernardsville Rotary Club. Mr. E. Haas Gallaway, Jr. and Mr. W. Scott Gallaway are brothers.

Gary T. Jolliffe joined Millington Savings Bank in 1986 as its executive vice president and was appointed as its president in 1990. In 1992, he was also appointed to the position of chief executive officer and also became a director. Mr. Jolliffe was a member of the Board of Governors of the New Jersey League of Community Bankers from 1999 through 2007 serving in numerous positions, including chairman of the New Jersey League of Community Bankers from 2004 to 2005. Mr. Jolliffe is a member of the Board of Trustees of Freedom House Foundation, Glen Gardner, New Jersey, and is also a member of the Bernardsville Rotary Club in which he has held the positions of director, president, vice president and treasurer.

Dr.  Thomas G. McCain has been a director of Millington Savings Bank since 1992. Dr. McCain became principal of the Fairmount Avenue School in Chatham, New Jersey in 1964 after having taught in Berlin, Connecticut. He left Chatham nine years later to become Assistant Superintendent of Schools in Freeport, New York and in 1978 was appointed Superintendent of Schools in Bernardsville, New Jersey, the district from which he retired from public education in 1988. Since then Mr. McCain has been president and sole owner of Learning Builders, a firm that provides planning and training services to schools and businesses in several states.

Albert N. Olsen has been a director of Millington Savings Bank since 1974 and was elected chairman of the Board in 1999. He is a certified public accountant and is president of Olsen & Thompson, P.A., a CPA firm established in 1961. In addition, he is a member of Olsen & Thompson Investment Advisory Services, LLC. Mr. Olsen is a member of the New Jersey Society of Certified Public Accountants and has served in various positions with the Society, including chairman of the Committee for Management of Accounting Practices, trustee, treasurer, vice president, president of the Morris-Sussex-Warren Chapter and chairman of the Board and trustee of the Society’s Insurance Trust. In addition, Mr. Olsen is a member of the American Institute of Certified Public Accountants, a past trustee and past chairman of the Board of the Midland School Foundation and a past board member of Mrs. Wilson’s (Halfway House). He is a member and past president of the Bernardsville Rotary Club.

Ferdinand (Fred) J. Rossi has been a director of Millington Savings Bank since 1975. He is currently the township administrator for the Township of Morris in Morris County, New Jersey and has held that office since 1995. Previously, Mr. Rossi served as the county administrator for Morris County, New Jersey for 15 years, and the township clerk and then administrator for the Township of Long Hill (formerly Passaic Township) for 12 years. He has served as president of the New Jersey Association of County Administrators and Managers and is a former member and president of the Bernardsville Rotary Club. A life-long resident of the area, he was raised in Gillette and currently resides in Millington.

Michael A. Shriner has been employed by the Bank since 1987 and became a vice president in 1990, a senior vice president in 1997, the executive vice president in 2002 and the chief operating officer in 2006. He was appointed to the Board of Directors in 1999. Mr. Shriner currently serves as chairman of the Mortgage Steering Committee of the New Jersey League of Community Bankers and is also a member of the Residential Lending and Affordable Housing Committee and a former member of the Consumer Lending and CRA Committee. Mr. Shriner is a graduate of The National School of Banking (Fairfield University). He is currently the financial secretary for the Knights of Columbus in Roselle Park, New Jersey.

Linda W. Psillakis joined Millington Savings Bank in 2005. She was appointed as Vice President and Chief Risk Officer in 2006. In addition to be being the bank’s Bank Secrecy Act Officer, she is responsible for all of the bank’s compliance areas and the bank’s training area. Ms. Psillakis has over 20 years of banking/accounting experience, beginning as an auditor for The Howard Savings Bank in Newark, New Jersey in 1981 and served in various other management positions for that bank including Vice President/Senior Officer of the Consumer Credit department. In addition Ms. Psillakis was employed as an auditor for a Banking CPA firm. Ms. Psillakis currently serves on the BSA Subcommittee, Compliance and CRT Committee of the New Jersey League of Community Bankers.

Nancy E. Schmitz has been employed by Millington Savings Bank since 1997 and started as its assistant corporate secretary and commercial lending officer. In 1999, Ms. Schmitz became corporate secretary. In addition to being the commercial lending officer, she has been responsible for the Bank’s consumer loan portfolio since 1997. In 2006 she became a vice president and the chief lending officer for Millington Savings Bank. Ms. Schmitz currently serves as vice chairman of the Consumer Lending Committee of the New Jersey League of Community Bankers. Ms. Schmitz has over 25 years banking experience, beginning as a branch loan officer for Lloyds Bank California in 1978 and serving at that institution and others in various positions including as a commercial credit analyst, a vice president of corporate lending and a senior corporate banking officer.

Susan Schumann has been with Millington Savings Bank since December 1984. She was appointed Assistant Secretary in 1989 and Vice President in 1992. She was responsible for opening Millington Savings Bank’s first branch office in Liberty Corner in 1996. Susan is currently the VP of Business Development/Marketing and Bank Security. She is the vice chair of the Public Relations/Marketing Committee and sits on the Bank Security Committee with the New Jersey League of Community Bankers. Susan has been named Outstanding Business Person with the Bernards Township Chamber of Commerce three times since 2001. In 2006, she was the recipient of the Chaplain of Four Chaplains Legion of Honor Award. Susan serves as the Vice Chair to the American Cancer Society Somerset Hills Relay For Life and serves as the Secretary for the Friends of Long Hill Township Citizens Corp Program and is a member of Long Hill Township CERT Team.

Jeffrey E. Smith joined Millington Savings Bank in 1996. He was appointed as its controller in 1998, vice president and controller in 2002, and in 2006 became vice president and chief financial officer. Mr. Smith previously served as vice president and controller for United National Bank in Plainfield, New Jersey where he was employed for 11 years.

Betty Zangari joined Millington Savings Bank in 1992 as a teller and was promoted to head teller in 1996. In 1998, Ms. Zangari became Assistant Corporate Secretary. She was appointed Operations Supervisor in 2005 and became a vice president in 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s common stock is registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, as amended. The officers and directors of the Company and beneficial owners of greater than 10% of the Company’s common stock (“10% beneficial owners”) are required by Section 16(a) of such act to file reports of ownership and changes in beneficial ownership of the Company’s common stock with the Securities and Exchange Commission and to provide copies of those reports to the Company. The Company is not aware of any beneficial owner, as defined under Section 16(a), of more than ten percent of the Company’s common stock other than MSB Financial, MHC. To the Company’s knowledge, all Section 16(a) filing requirements applicable to its officers and directors were complied with during the 2007 fiscal year.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer and its principal financial and accounting officer. A copy of the code of ethics is available without charge upon request to the Corporate Secretary, MSB Financial Corp., 1902 Long Hill Road, Millington, New Jersey 07946.

Audit Committee

The Company’s Audit Committee is currently comprised of Directors Albert N. Olsen, E. Haas Gallaway, Jr., W. Scott Gallaway, Thomas G. McCain and Ferdinand J. Rossi. Mr. Olsen is the Audit Committee’s financial expert.

Item 10. Executive and Director Compensation

Executive Compensation

The following table sets forth information regarding compensation of the principal executive officer, the principal financial officer and certain other executive officers of the Company or the Bank for the fiscal year ended June 30, 2007.

	Salary	Bonus	Non-Equity Incentive Plan Compensation (1)	All Other Compensation (2)	Total
Gary T. Jolliffe
President and CEO	$197,496	$5,000	$—	$42,701	$245,197
Michael A. Shriner
Executive Vice President and COO	$142,064	$5,000	$—	$24,086	$171,150
Jeffrey E. Smith
Vice President and CFO	$101,036	$6,000	$—	$12,166	$119,202

_____________________

(1)	No awards were made under the Executive Incentive Retirement Plan for fiscal 2007.
(2)

All Other Compensation for Mr. Jolliffe consists of $991 for life insurance, an employer contribution to the 401(k) Plan in the amount of $30,026 and the Bank’s contribution to the Directors Consultation and Retirement Plan in the amount of $11,684.

All Other Compensation for Mr. Shriner consists of $159 for life insurance, an employer contribution to the 401(k) Plan in the amount of $21,063 and the Bank’s contribution to the Directors Consultation and Retirement Plan in the amount of $2,864.

All Other Compensation for Mr. Smith consists of $619 for life insurance and an employer contribution to the 401(k) Plan in the amount of $11,547.

Executive Incentive Retirement Plan. The Bank’s executive incentive retirement plan provides for equal annual installments for a period of 15 years commencing on the first day of the calendar month following the termination of employment due to retirement, resignation, disability or death. All payments under the plan are in accordance with Code Section 409A. The amount payable is based on the vested balance of the executive’s accumulated awards plus interest at the prime rate published in The Wall Street Journal, credited quarterly, but no less than 4% or greater than 12%. The annual awards are based upon the executive’s base salary in effect at the beginning of the plan year and the Bank’s net income for the prior fiscal year. The percentage vested is based on the sum of the executive’s age and years of service. The participant becomes fully vested at age 65, death, disability or upon a change in control of the Bank. Upon the death of the participant, the beneficiary shall receive the remaining balance paid in a lump sum.

No awards were made under the executive incentive retirement plan for the year ended June 30, 2007.

Split Dollar Life Insurance Agreement. The Bank has entered into Life Insurance Agreements with Officers Jolliffe, Shriner and Smith, which provide a death benefit equal to the following: if the executive is: (i) employed by the Bank at the time of his or her death, (ii) has retired from employment with the Bank after completion of not less than twenty (20) years of service with the Bank, or (iii) has retired from employment with the Bank and at such date of retirement the sum of the executive’s age and years of service equals not less than 70, then the executive’s beneficiary is entitled to payment of an amount equal to 200% of the executive’s highest annual base salary (not including bonus, equity compensation, deferred compensation or any other forms of compensation) in effect at the Bank at any time during the three calendar years prior to the date of death of the executive. The maximum death benefits for Officers Jolliffe, Shriner and Smith are approximately $407,000, $293,000 and $208,000, respectively.

If a change in control of the Bank shall occur prior to the executive’s termination of employment or retirement, then the death benefit coverage shall remain in effect until the executive’s death, unless the agreement is otherwise terminated pursuant to its terms prior to such date of a change in control. Coverage under the agreement for the executive who terminates employment with the Bank (for reasons other than death or a change in control of the Bank) prior to completion of at least ten years of service with the Bank (and prior to the occurrence of a change of control) will cease on his or her last day of employment with the Bank.

401(k) Savings and Profit Sharing Plan (“401(k) Plan”). The Millington Savings Bank 401(k) Plan is a tax-qualified defined contribution savings plan with a profit sharing component for the benefit of all eligible employees. The 401(k) Plan has a profit-sharing component and an annual contribution is made by the Bank to the 401(k) Plan for all employees who have completed twelve months of service. In addition, employees may also voluntarily elect to defer between 1% and 80% of their compensation as 401(k) savings under the 401(k) Plan, not to exceed applicable limits under federal tax laws. All eligible employees receive the profit-sharing contribution regardless of whether they defer salary under the 401(k) Plan. The 401(k) Plan also provides for matching contributions up to a maximum of 50% of the first 6% of a person’s salary for each participant. Employee contributions are immediately fully vested. Matching contributions and the annual profit-sharing contribution are vested at a rate of 20% per year after two years and completely vested after six years of service.

Employee Stock Ownership Plan (“ESOP”). The Bank has established the Millington Savings Bank ESOP for the exclusive benefit of participating employees of Millington Savings Bank. Participating employees are salaried, full-time employees who have completed at least one year of service and have attained the age of 21. Benefits may be paid either in shares of the common stock or in cash. Contributions to the ESOP and shares released from the suspense account will be allocated among participants on the basis of base compensation. All participants must be employed on the last day of a plan year, or have terminated employment following death, disability or retirement, in order to receive an allocation. Participant benefits become fully vested in their allocations following five years of service. Employment service before the adoption of the ESOP are credited for the purposes of vesting. Contributions to the ESOP by Millington Savings Bank are discretionary, but are anticipated to be sufficient in amount necessary for the ESOP to meet the debt service obligations on the ESOP loan.

As of June 30, 2007, no allocation had yet been made under the ESOP.

Employment Agreements

The Bank has entered into employment agreements with Messrs. Jolliffe, Shriner and Smith. Mr. Jolliffe’s, Mr. Shriner’s and Mr. Smith’s current base salaries are $203,000, $146,000, $104,000, respectively. Mr. Jolliffe’s and Mr. Shriner’s employment agreements have terms of three years while Mr. Smith’s agreement has a term of one year. Each of the agreements provides for an annual one-year extension of the term of the agreement upon determination of the Board of Directors that the executive’s performance has met the requirements and standards of the Board, so that the remaining term of the agreement continues to be three years, in the case of Messrs. Jolliffe and Shriner, and one year, in the case of Mr. Smith. If the Bank terminates Messrs. Jolliffe, Shriner or Smith without “just cause” as defined in the agreement, they will be entitled to a continuation of their salary from the date of termination through the remaining term of their agreement, but in no event for a period of less than 12 months and during the same period, the cost of obtaining all health, life, disability, and other benefits at levels substantially equal to those being provided on the date of termination of employment. Messrs. Jolliffe, Shriner and Smith’s employment agreements provide that if their employment is terminated without just cause within twenty-four months of a change in control, they will be paid a lump sum amount equal to approximately three times their base salary for Messrs. Jolliffe and Shriner and one year in the case of Mr. Smith. If change in control payments had been made under the agreements as of June 30, 2007, the payments would have equaled approximately $610,000, $439,000 and $104,000 to Mr. Jolliffe, Mr. Shriner and Mr. Smith, respectively.

Director Compensation

The following table sets forth information regarding the compensation of the Company’s directors for the fiscal year ended June 30, 2007. The amounts shown under “All Other Compensation” represent the Bank’s contribution to the Directors Consultation and Retirement Plan for that individual for the year. Mr. Jolliffe and Mr. Shriner also serve as directors, however, their compensation is detailed above under “Executive Compensation.” Messrs. Jolliffe and Shriner do not receive board fees but do participate in the Directors Consultation and Retirement Plan.

	Board Fees	All Other Compensation	Total
E. Haas Gallaway, Jr.	$31,900	$15,454	$47,354
W. Scott Gallaway	$31,900	$6,129	$38,029
Thomas G. McCain	$31,900	$10,815	$42,715
Albert N. Olsen	$60,200	$16,505	$76,705
Ferdinand J. Rossi	$31,900	$15,846	$47,746

Board Fees. Directors currently are compensated only for their service as directors of the Bank, and no additional compensation is paid for serving on the Boards of MSB Financial Corp. or MSB Financial, MHC. For the year ended June 30, 2007, the Bank paid a fee of $2,200 per board meeting. The chairman of the Board of Directors currently is paid a fee of $4,400 per board meeting. The Board has regular meetings on a monthly basis and annually holds a special strategic planning meeting, for a total of 13 meetings per year.

Directors are paid a flat monthly fee of $300 for their committee participation. The Board maintains an Audit Committee, an Asset/Liability Management Committee, an Asset/Quality Committee, a Compensation Committee and a Nominating Committee.

Directors Consultation and Retirement Plan (the “DCRP”.) This plan provides retirement benefits to the directors of the Bank based upon the number of years of service to the Bank’s board. To be eligible to receive benefits under the DCRP, a director generally must have completed at least 10 years of service and must not retire from the board prior to reaching 65 years of age. If a director agrees to become a consulting director to the Bank’s board upon retirement, he will receive a monthly payment equal to 30-60% of the highest Bank’s board fee and retainer in effect during the three-year period prior to the date of retirement based on the number of years of service as a director. Benefits under the DCRP begin upon a director’s retirement and are paid for 120 months; provided, however, that in the event of a director’s death prior to the receipt of all monthly payments, payments shall continue to the director’s surviving spouse or estate until 120 payments have been made. The retirement benefit amount is payable to the participant for an additional period of 24 months for each additional period of five years of service completed by the director in excess of twenty years of service as of their actual retirement date. In the event there is a change in control (as defined in the DCRP), all directors will be presumed to have 20 years of service and attained age 65 under the DCRP and each director will receive a lump sum payment equal to the present value of future benefits payable. All payments under the plan need to be in accordance with Code Section 409A. Benefits under the DCRP are unvested and forfeitable until retirement at or after age 65 with at least 10 years of service, termination of service following a change in control, disability following at least 10 years of service or death.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 26, 2007, persons or groups who own more than 5% of the Common Stock and the ownership of all executive officers and directors of the Company as a group. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock at September 26, 2007.

Beneficial Owner	Number of Shares	Percentage of Shares Outstanding

PL Capital Group
20 E. Jefferson Ave, Naperville, IL 60540	385,024	6.9%

MSB Financial, MHC
1902 Long Hill Road, Millington, NJ 07946	3,091,344	55.0%

(b)	Security Ownership of Management

The following table provides information as of September 26, 2007 concerning ownership of the Company’s common stock by the Company’s directors and certain executive officers, including shares held directly as well as shares for which the individuals are deemed to have indirect beneficial ownership, such as shares held by spouses or minor children, in trust, and other forms of indirect beneficial ownership.

Beneficial Owner	Number of Shares

E. Haas Gallaway, Jr.	18,000
W. Scott Gallaway	11,112
Gary T. Jolliffe	21,000
Thomas G. McCain	20,064
Albert N. Olsen	30,240
Ferdinand J. Rossi	10,000
Michael A. Shriner	19,295
Jeffrey E. Smith	2,000

The aggregate ownership of the above individuals amounts to 131,711 shares, representing 2.3% of the shares outstanding.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 12. Certain Relationships and Related Transactions, and Director Independence

No directors, executive officers or their immediate family members were engaged, directly or indirectly, in transactions with the Company or any subsidiary during any of the three years ended June 30, 2007 that exceeded $120,000 (excluding loans with Millington Savings Bank).

Millington Savings Bank makes loans to its officers, directors and employees in the ordinary course of business. All directors and employees are offered a 50 basis point reduction on interest rates for consumer loans or primary residence mortgage loans. Such loans do not include more than the normal risk of collectibility or present other unfavorable features.

Other than Mr. Jolliffe and Mr. Shriner, who are employees of the Bank, all of the directors are independent directors.

Item 13. Exhibits

The following Exhibits are filed as part of this report:

3.1	Charter of MSB Financial Corp. *
3.2	Bylaws of MSB Financial Corp. *
4	Stock Certificate of MSB Financial Corp.*
10.1	Employment Agreement with Gary T. Jolliffe*
10.2	Employment Agreement with Michael A. Shriner*
10.3	Employment Agreement with Jeffrey E. Smith*
10.4	Form of Executive Life Insurance Agreement*
10.5	Millington Savings Bank Executive Incentive Retirement Plan Agreement for
President and Chief Executive Officer*
10.6	Millington Savings Bank Executive Incentive Retirement Plan Agreement for the
Benefit of Senior Officers*
10.7	Millington Savings Bank Directors Consultation and Retirement Plan*
21	Subsidiaries of the Registrant
23	Consent of Beard Miller Company LLP
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________

* Incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 333-137294

Item 14. Principal Accountant Fees and Services

The Securities and Exchange Act of 1934 requires all auditing services and non-audit services provided by an issuer’s independent auditor to be pre-approved by the issuer’s audit committee. The Company’s Audit Committee has adopted a policy of approving all audit and non-audit services prior to the service being rendered. All of the services provided by the Company’s independent auditor, Beard Miller Company LLP (“Beard Miller”), for 2006 and 2007 were approved by the Audit Committee prior to the service being rendered.

Audit Fees. The fees incurred by the Company for audit services provided by Beard Miller for the fiscal years ended June 30, 2007 and 2006 were $68,000 and $37,000, respectively. These fees include professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services normally provided in connection with statutory and regulatory filings, including out-of-pocket expenses.

Audit Related Fees. The Company incurred $8,000 in fees for assurance services provided by Beard Miller reasonably related to the performance of the audit, including the reading of the Company’s Form 10-KSB, for the fiscal year ended June 30, 2007. No audit related fees were incurred for fiscal 2006.

Tax Fees. The fees incurred by the Company for services provided by Beard Miller related to the preparation of state and federal tax returns for the fiscal years ended June 30, 2007 and 2006 were $7,000 and $6,000, respectively.

All Other Fees. The Company incurred $70,000 in other fees for services provided by Beard Miller related to the Company’s initial public stock offering for the fiscal year ended June 30, 2007. There were no other fees incurred for fiscal 2006.

MSB Financial Corp. and Subsidiaries

Consolidated Financial Report

June 30, 2007

MSB Financial Corp. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

MSB Financial Corp. and Subsidiaries

Millington, New Jersey

We have audited the accompanying consolidated statements of financial condition of MSB Financial Corp. and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSB Financial Corp. and subsidiaries as of June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company changed its method of accounting for Defined Benefit Pension Plans in 2007.

/s/Beard Miller Company LLP

Beard Miller Company LLP

Pine Brook, New Jersey

September 24, 2007

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30,
	2007	2006
Assets	(Dollars in Thousands, except Per Share Amounts)

Cash and due from banks	$1,460	$1,779
Interest-earning demand deposits with banks	2,809	4,102

Cash and Cash Equivalents	4,269	5,881

Trading securities	114	109
Securities held to maturity (fair value of $ 28,684 and $ 26,821, respectively)	29,336	27,707
Loans receivable, net of allowance for loan losses of $ 926 and $ 921, respectively	233,498	218,321
Investment in real estate	—	97
Premises and equipment	8,907	8,899
Federal Home Loan Bank of New York stock, at cost	1,669	2,821
Bank owned life insurance	3,929	4,004
Accrued interest receivable	1,513	1,350
Deferred income taxes	954	752
Other assets	389	243

Total Assets	$284,578	$270,184

Liabilities and Stockholders’ Equity

Liabilities

Deposits:
Non-interest bearing	$8,217	$9,135
Interest bearing	202,901	185,620

Total Deposits	211,118	194,755

Advances from Federal Home Loan Bank of New York	27,889	54,181
Advance payments by borrowers for taxes and insurance	505	529
Other liabilities	1,720	1,228

Total Liabilities	241,232	250,693

Commitments and Contingencies	—	—
Stockholders’ Equity

Common stock, par value $ 0.10; 10,000,000 shares authorized; 5,620,625 and 10,000 shares, respectively, issued and outstanding	562	1
Paid-in capital	24,153	199
Unearned ESOP shares	(1,939)	—
Accumulated other comprehensive loss	(53)	—
Retained earnings	20,623	19,291

Total Stockholders’ Equity	43,346	19,491

Total Liabilities and Stockholders’ Equity	$284,578	$270,184

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Income

	Years Ended June 30,
	2007	2006
	(In Thousands, Except Per Share Amounts)
Interest Income
Loans receivable, including fees	$14,527	$12,773
Securities held to maturity	1,214	1,177
Other	390	167

Total Interest Income	16,131	14,117

Interest Expense
Deposits	6,727	4,995
Borrowings	2,086	1,666

Total Interest Expense	8,813	6,661

Net Interest Income	7,318	7,456

Provision for Loan Losses	5	60

Net Interest Income after Provision for Loan Losses	7,313	7,396

Non-Interest Income
Fees and service charges	333	338
Income from Bank Owned Life Insurance	150	162
Unrealized gain on trading securities	5	27
Income from investment in real estate	1,007	—
Other	84	76

Total Non-Interest Income	1,579	603

Non-Interest Expenses
Salaries and employee benefits	3,280	2,790
Directors compensation	269	272
Occupancy and equipment	1,239	961
Service bureau fees	559	502
Advertising	273	235
Loss from investment in real estate	—	120
Other	1,120	883

Total Non-Interest Expenses	6,740	5,763

Income before Income Taxes	2,152	2,236

Income Taxes	820	834

Net Income	$1,332	$1,402

Weighted average number of shares of common stock outstanding, basic and diluted	4,215,123	3,091,344

Earnings per share - basic and diluted	$.32	$.45

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Paid-In Capital	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	(Dollars in Thousands)
Balance - June 30, 2005	$1	$199	$—	$—	$17,889	$18,089

Net income	—	—	—	—	1,402	1,402

Balance - June 30, 2006	1	199	—	—	19,291	19,491

Net income	—	—	—	—	1,332	1,332
Issuance of common stock, net of expenses (5,620,625 shares)	561	23,941	—	—	—	24,502
Adjustment to initially apply FASB Statement No. 158, net of deferred income tax of $35	—	—	—	(53)	—	(53)
Common stock acquired by ESOP (202,342 shares)	—	—	(2,023)	—	—	(2,023)
ESOP shares earned (8,431 shares)	—	13	84	—	—	97

Balance - June 30, 2007	$562	$24,153	($1,939)	($53)	$20,623	$43,346

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2007	2006
	(In Thousands)
Cash Flows from Operating Activities
Net income	$1,332	$1,402
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization (accretion) of securities premiums and discounts and deferred loan fees and costs	(136)	(121)
Depreciation and amortization expense	527	505
ESOP compensation	97	—
Provision for loan losses	5	60
Earnings on bank owned life insurance	(150)	(162)
Unrealized gain on trading securities	(5)	(27)
(Gain) loss on sales of investment in real estate	(974)	110
Gain on sale of equipment	(2)	—
(Increase) in accrued interest receivable	(163)	(262)
Deferred income taxes	(167)	(76)
(Increase) decrease in other assets	(146)	22
Increase in other liabilities	402	118
Increase (decrease) in interest payable	2	(74)

Net Cash Provided by Operating Activities	622	1,495

Cash Flows from Investing Activities
Activity in held to maturity securities:
Purchases	(3,988)	—
Maturities, calls and principal repayments	2,359	584
Net increase in loans receivable	(15,046)	(31,067)
Proceeds from sales of investment in real estate	1,061	558
Proceeds from sale of equipment	2	—
Purchase of bank premises and equipment	(526)	(906)
Redemption of bank owned life insurance	225	—
Purchase of Federal Home Loan Bank of New York stock	(5,051)	(3,594)
Redemptions of Federal Home Loan Bank of New York stock	6,203	2,276

Net Cash Used in Investing Activities	(14,761)	(32,149)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	16,363	(2,176)
Net increase (decrease) in short-term borrowings	(25,500)	33,750
Repayments of long-term debt	(791)	(764)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(24)	59
Proceeds of initial public stock offering	24,502	—
Stock acquired for ESOP plan	(2,023)	—

Net Cash Provided by Financing Activities	12,527	30,869

Net Increase (Decrease) in Cash and Cash Equivalents	(1,612)	215

Cash and Cash Equivalents - Beginning	5,881	5,666
Cash and Cash Equivalents - Ending	$4,269	$5,881

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2007	2006
	(In Thousands)
Supplementary Cash Flows Information
Interest paid	$8,811	$6,735

Income taxes paid	$909	$967

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of MSB Financial Corp. (the “Company”) and its wholly-owned subsidiaries, Millington Savings Bank (the “Savings Bank”) and Millington Savings Service Corp. (the “Service Corp.”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

A material estimate that is particularly susceptible to significant changes relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the Savings Bank’s market area.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank’s allowance for loan losses. Such agencies may require the Savings Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Organization and Business

The Company is a federally-chartered corporation organized in 2004 for the purpose of acquiring all of the capital stock that the Savings Bank issued in its mutual holding company reorganization. The Company’s principal business is the ownership and operation of the Savings Bank.

MSB Financial, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization. The MHC has not engaged in any significant business other than its ownership interest in the Company since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company.

The Savings Bank is a New Jersey chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. The primary business of the Savings Bank is attracting retail deposits from the general public and using those deposits together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for its lending and investing activities. Our loan portfolio consists of one-to-four family residential loans, commercial loans, and consumer loans. We also invest in U.S. government obligations and mortgage-backed securities. The Savings Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Office of Thrift Supervision regulates the MHC and the Company as savings and loan holding companies.

The primary business of the Service Corp. is the ownership and operation of a single commercial rental property. This property was sold during the year ended June 30, 2007.

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Organization and Business (Continued)

A registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Savings Banks’ newly established Employee Stock Ownership Plan (“ESOP”). Net proceeds of the offering totaled approximately $24.5 million. Concurrent with the closing of the offering, the MHC received 3,091,344 shares of company stock in exchange for the 10,000 shares previously owned. At June 30, 2007, MHC is the majority stockholder of the Company owning 55% of the Company’s outstanding common stock. Prior to January 4, 2007, the MHC owned 100% of the Company’s outstanding common stock.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with original maturities of three months or less.

Securities

Investments in debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held-to-maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of applicable income taxes, reported in a separate component of stockholder’s equity.

Individual securities are considered impaired when fair value is less than amortized cost. Management evaluates on a monthly basis whether any securities are other-than-temporarily impaired. In making this determination, we consider the extent and duration of the impairment, the nature and financial health of the issuer, other factors relevant to specific securities, and our ability and intent to hold securities for a period of time sufficient to allow for any anticipated recovery in market value. If a security is determined to be other-than-temporarily impaired, an impairment loss is charged to operations.

Discounts and premiums on securities are accreted/amortized to maturity by use of the level-yield method. Gain or loss on sales of securities is based on the specific identification method.

Concentration of Risk

The Savings Bank’s lending activities are concentrated in loans secured by real estate located primarily in the State of New Jersey.

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Loans Receivable

Loans receivable are stated at unpaid principal balances less the allowance for loan losses and deferred loan fees. Loan origination fees and certain direct loan origination costs are deferred and accreted/amortized as an adjustment of yield over the contractual lives of the related loans.

The Savings Bank provides an allowance for uncollected interest on loans that are contractually delinquent ninety days or more. The allowance is established by a charge to interest income equal to all interest previously accrued. Income is subsequently recognized only to the extent that cash payments are received until such collections result in the reduction of the loan’s delinquent status to less than ninety days, at which time the loan is returned to accrual status.

Allowance for Loan Losses

An allowance for loan losses is maintained at a level that represents management’s best estimate of losses known and inherent in the loan portfolio that are both probable and estimable. The allowance for loan losses is established through a provision for loan losses charged to operations. The allowance is reduced by loans charged off and increased by recoveries, if any, of amounts previously charged off. Management of the Savings Bank, in determining the allowance for loan losses, considers the risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions. The Savings Bank utilizes a two tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio. The Savings Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, and type of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment. Although management believes that adequate specific and general loan loss allowances are established, actual losses are dependent upon future events and, as such, further additions to the level of the loan loss allowance may be necessary.

A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Savings Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. The Savings Bank does not aggregate such loans for evaluation purposes. Payments received on impaired loans are applied first to accrued interest receivable and then to principal.

Investment in Real Estate

Investment in real estate consists of real property originally acquired for banking operations and subsequently used as rental property. Net income from operations is recorded in operations as earned. Depreciation charges are computed on the straight line method over the estimated useful life of the property.

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Premises and Equipment

Premises and equipment are comprised of land, at cost, and buildings, building improvements, furnishings and equipment and leasehold improvements, at cost, less accumulated depreciation and amortization. Depreciation and amortization charges are computed on the straight-line method over the following estimated useful lives:

Years

Building and improvements	5 - 50
Furnishings and equipment	3 - 15
Leasehold improvements	Shorter of useful life or term of lease

Significant renewals and betterments are charged to the property and equipment account. Maintenance and repairs are charged to operations in the year incurred. Rental income is netted against occupancy costs in the consolidated statements of income.

Bank Owned Life Insurance

Bank owned life insurance is carried at net cash surrender value. The change in the net asset value is recorded as a component of non-interest income.

Defined Benefit Plans

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” – an Amendment of FASB Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires two major changes to accounting for defined benefit and postretirement plans, with two different effective dates. The first requirement of SFAS No. 158, which the Company adopted as of June 30, 2007, requires the recognition of the over-funded and under-funded status of a defined benefit postretirement plan as an asset or liability in the consolidated statement of financial condition, with subsequent changes in the funded status recorded through other comprehensive income in the year in which those changes occur. The impact of adoption of SFAS No. 158 on the defined benefit plans is more fully discussed in Note 10 to consolidated financial statements.

The second requirement of SFAS No. 158, which is effective for the Company as of June 30, 2008, requires that the funded status be measured as of the entity’s fiscal year-end rather than as of an earlier date currently permitted. The Company currently uses a measurement date of April 1 for its defined benefit pension plans.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return with the MHC. Federal income taxes are allocated based on the contribution of their respective income or loss to the consolidated income tax return. Separate state income tax returns are filed.

Federal and state income taxes have been provided on the basis of reported income. The amounts reflected on the income tax returns differ from these provisions due principally to temporary differences in the reporting of certain items of income and expense for financial reporting and income tax reporting purposes. Deferred income taxes are recorded to recognize such temporary differences.

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (Continued)

Off-Balance Sheet Credit-Related Financial Instruments

In the ordinary course of business, we enter into commitments to extend credit, including commitments under lines of credit. Such financial instruments are recorded when they are funded.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. The 10,000 shares issued to MSB Financial, MHC in connection with the formation of the mutual holding company structure in 2004 were “replaced” with 3,091,344 shares, or 55% of the shares issued in the Company’s initial public offering, upon completion of the offering on January 4, 2007. This transaction is analogous to a stock split or significant stock dividend, therefore, earnings per share has been retroactively restated for all prior periods presented. Diluted earnings per share has not differed from basic earnings per share as there have not been any contracts or securities exercisable or which could be converted into common stock.

Interest Rate Risk

The Savings Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to purchase securities and to make loans secured by real estate. The potential for interest-rate risk exists as a result of the generally shorter duration of the Savings Bank’s interest-sensitive liabilities compared to the generally longer duration of its interest-sensitive assets. In a rising rate environment, liabilities will reprice faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of the Savings Bank’s assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Securities Held to Maturity

The amortized cost of securities held to maturity and their approximate fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

June 30, 2007:
U.S. Government agencies	$24,120	$—	$637	$23,483
Mortgage-backed securities	5,216	36	51	5,201

	$29,336	$36	$688	$28,684

June 30, 2006:
U.S. Government agencies	$24,127	$—	$854	$23,273
Mortgage-backed securities	3,580	32	64	3,548

	$27,707	$32	$918	$26,821

All mortgage-backed securities at June 30, 2007 and 2006 have been issued by FNMA, FHLMC or GNMA.

The amortized cost and estimated fair value of securities held to maturity at June 30, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)

U.S. Government agencies:
Due within one year	$4,000	$3,935
Due after one year through five years	9,000	8,798
Due after five years through ten years	6,000	5,857
Due thereafter	5,120	4,893
	24,120	23,483

Mortgage-backed securities	5,216	5,201
	$29,336	$28,684

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 - Securities Held to Maturity (Continued)

There were no sales of securities held to maturity during the years ended June 30, 2007 and 2006. At June 30, 2007 and 2006, securities held to maturity with a carrying value of approximately $474,000 and $481,000, respectively, were pledged to secure public funds on deposit.

The following table shows the gross unrealized losses and fair value of securities in an unrealized loss position, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)

June 30, 2007:
U.S. Government agencies	$1,977	$23	$21,477	$614	$23,454	$637
Mortgage-backed securities	194	3	1,030	48	1,224	51

	$2,171	$26	$22,507	$662	$24,678	$688

June 30, 2006:
U.S. Government agencies	$1,044	$47	$22,192	$807	$23,236	$854
Mortgage-backed securities	1,113	63	80	1	1,193	64

	$2,157	$110	$22,272	$808	$24,429	$918

At June 30, 2007, management concluded that the unrealized losses above (which related to 13 U.S. Government Agency bonds and 4 mortgage-backed securities) are temporary in nature since they are not related to the underlying credit quality of the issuers and the Company has the ability and intent to hold these securities for a time necessary to recover their cost. The losses above are primarily related to market interest rates.

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 - Loans Receivable

The composition of loans receivable at June 30, 2007 and 2006 is as follows:

	2007	2006
	(In Thousands)

Real estate mortgage:
One-to-four family	$123,601	$120,921
Commercial	28,989	23,587

	152,590	144,508

Real estate construction	23,822	23,276

Consumer:
Deposit account	1,140	1,167
Equity	55,896	49,257
Automobile	596	464
Personal	99	77
Overdraft protection	160	153

	57,891	51,118

Commercial	8,338	5,497

Total Loans	242,641	224,399

Loans in process	(7,999)	(4,968)
Allowance for loan losses	(926)	(921)
Deferred loan fees	(218)	(189)

	$233,498	$218,321

At June 30, 2007 and 2006, loans serviced by the Savings Bank for the benefit of others totaled approximately $0 and $535,000, respectively.

The following table presents changes in the allowance for loan losses for the years ended June 30, 2007 and 2006:

	2007	2006
	(In Thousands)

Balance, beginning	$921	$874
Provision charged to operations	5	60
Loans charged off	(3)	(17)
Recoveries of loans previously charged off	3	4

Balance, ending	$926	$921

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 - Loans Receivable (Continued)

At June 30, 2007, the Savings Bank had loans in the amount of $634,000 that are considered to be impaired, none of which were subject to specific loan loss allocations. The average balance of impaired loans outstanding during the year ended June 30, 2007, was $634,000. During the year ended June 30, 2006, the Savings Bank did not have any impaired loans. Interest income of $19,000 was recorded on impaired loans during the year ended June 30, 2007. Loans on which the accrual of interest has been discontinued amounted to $1,582,000 and $424,000 at June 30, 2007 and 2006, respectively. During the years ended June 30, 2007 and 2006, $94,000 and $35,000, respectively, in interest was collected and recognized on these loans. During the years ended June 30, 2007 and 2006, had all such loans been performing in accordance with their original terms, interest income of $132,000 and $34,000, respectively, would have been recognized. The Savings Bank is not committed to lend additional funds on these non-accrual loans.  At June 30, 2007 and 2006, the Savings Bank had loans totaling $767,000 and $299,000, respectively, that were ninety days or more delinquent and still accruing interest.

Note 4 - Premises and Equipment

The components of premises and equipment at June 30, 2007 and 2006 are as follows:

	2007	2006
	(In Thousands)

Land	$671	$671
Buildings and improvements	3,169	3,166
Leasehold improvements	1,768	1,241
Furnishings and equipment	2,612	2,031
Assets being developed for future use	4,071	4,680

	12,291	11,789
Accumulated depreciation and amortization	(3,384)	(2,890)

	$8,907	$8,899

Depreciation and amortization expense on premises and equipment totaled $518,000 and $445,000 during the years ended June 30, 2007 and 2006, respectively.

Assets being developed for future use consist of $3,725,000 in property purchased and $346,000 in renovation costs related to a facility expected to be placed in service in 2008.

Note 5 - Accrued Interest Receivable

The components of interest receivable at June 30, 2007 and 2006 are as follows:

	2007	2006
	(In Thousands)

Loans	$1,170	$1,047
Securities held to maturity	343	303

	$1,513	$1,350

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 - Deposits

Deposits at June 30, 2007 and 2006 consist of the following major classifications:

	2007		2006
	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)

Non-interest bearing demand	$8,217	—%	$9,135	—%
NOW	25,224	1.02	26,968	0.95
Super NOW	1,214	1.00	1,339	1.00
Savings and club	46,499	2.37	42,696	1.49
Money market demand	1,582	1.15	2,589	1.15
Certificates of deposit	128,382	4.88	112,028	4.15

	$211,118	3.62%	$194,755	2.87%

A summary of certificates of deposit by maturity at June 30, 2007 is as follows (in thousands):

Year ended June 30:
2008	$96,983
2009	18,207
2010	1,895
2011	996
2012	1,927
Thereafter	8,374

$128,382

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $44,708,000 and $37,208,000 at June 30, 2007 and 2006, respectively. Generally, deposits in excess of $100,000 are not insured by the FDIC.

A summary of interest expense for the years ended June 30, 2007 and 2006 is as follows:

	2007	2006
		(In Thousands)

Demand	$279	$329
Savings and club	896	568
Certificates of deposit	5,552	4,098

	$6,727	$4,995

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 - Advances from Federal Home Loan Bank of New York

The Savings Bank has various credit facilities with the Federal Home Loan Bank, which expire on July 31, 2007, and provide borrowings up to $65,845,000. Short-term borrowings against this facility totaled $16,000,000 and $41,500,000 as of June 30, 2007 and 2006, respectively. The interest rate on short-term borrowings at June 30, 2007 and 2006 was 5.49% and 5.42%, respectively.  Additionally, at June 30, 2007, the Savings Bank had a $20.0 million unused line of credit with a financial institution for reverse repurchase agreements. Long-term debt due to the Federal Home Loan Bank at June 30, 2007 and 2006 consisted of the following:

Maturity	Fixed Interest Rate	2007	2006
		(In Thousands)

August 11, 2009	3.60%	$1,889	$2,681
December 30, 2009	4.25	5,000	5,000
June 1, 2010	4.28	5,000	5,000

	4.16%	$11,889	$12,681

The advances are secured by a blanket assignment of unpledged and qualifying mortgage loans.

Note 8 - Lease Commitments and Total Rental Expense

The Savings Bank leases three branch locations under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of  one year or more, consisted of the following at June 30, 2007 (in thousands):

Year Ended June 30:
2008	$344
2009	350
2010	361
2011	361
2012	375
Thereafter	1,482

$3,273

The minimum payments have not been reduced by minimum sublease rentals of $323,000 due in the future under noncancellable subleases.

The total rental expense for all leases for the years ended June 30, 2007 and 2006 was approximately $420,000 and $242,000, respectively.

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 - Income Taxes

The income tax provision consists of the following for the years ended June 30, 2007 and 2006:

	2007	2006
	(InThousands)

Current:
Federal	$755	$701
State	232	209

	987	910

Deferred:
Federal	(131)	(57)
State	(36)	(19)

	(167)	(76)

	$820	$834

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the  statements of income at June 30, 2007 and 2006, is as follows:

	2007		2006
	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in Thousands)

Federal income tax at statutory rate	$732	34.0%	$760	34.0%
State tax, net of federal benefit	129	6.0	125	5.6
Bank Owned Life Insurance	(52)	(2.4)	(55)	(2.5)
Other	11	0.5	4	0.2

	$820	38.1%	$834	37.3%

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 - Income Taxes (Continued)

The components of the net deferred tax asset at June 30, 2007 and 2006 are as follows:

	2007	2006
	(In Thousands)
Deferred tax assets:
Depreciation	$84	$39
Allowances for losses on loans and commitments	385	368
Uncollected interest	21	7
Benefit plans	410	326
Accumulated other comprehensive income-benefit plans	35	—
Other	21	12
	956	752

Deferred tax liabilities	2	—

Net Deferred Tax Asset	$954	$752

Retained earnings include $1,466,000 at June 30, 2007 and 2006, for which no provision for income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Savings Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from “applicable excess reserve” defined as the total amount of reserve over the base year reserve. The Savings Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 - Benefit Plans

Directors’ Retirement Plan

The Savings Bank has a Directors’ retirement plan, which provides that any Director meeting specified age and service requirements may retire and continue to be paid. This plan is unfunded.

The following table sets forth the plan’s funded status and activity for the years ended June 30, 2007 and 2006:

	2007	2006
	(Dollars in Thousands)

Actuarial present value of benefit obligations	$621	$563

Projected benefit obligation - beginning	$634	$600
Service cost	23	21
Interest cost	39	36
Actuarial loss	71	1
Annuity payment	(24)	(24)

Projected benefit obligation - ending	$743	$634

Plan assets at fair value - beginning	$—	$—
Employer contribution	24	24
Settlements/payments	(24)	(24)

Plan assets at fair value - ending	$—	$—

Projected benefit obligation in excess of assets at fair value	$743	$634
Unrecognized loss	—	2
Unrecognized past service liability	—	(86)
Amount contributed in the fourth quarter	—	(6)

Accrued pension cost included in other liabilities	$743	$544

Assumptions:
Discount rate	6.38%	6.25%
Fee increase	3.75%	3.25%

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 - Benefit Plans (Continued)

Directors’ Retirement Plan (Continued)

Net periodic pension cost for the years ended June 30, 2007 and 2006, included the following:

	2007	2006
	(Dollars in Thousands)

Service cost	$23	$21
Interest cost	39	36
Amortization of unrecognized past service liability	13	47

Net periodic plan cost	$75	$104

Assumptions:
Discount rate	6.25%	6.13%
Fee increase	3.25%	3.25%

At June 30, 2007, $85,000 ($42,000 in unrecognized loss and $43,000 in unrecognized past service liability) has been recorded in accumulated other comprehensive loss.  Approximately $11,000 of the unrecognized past service liability is expected to be included in net periodic plan cost during the year ending June 30, 2008.

For the year ending June 30, 2008, the Savings Bank expects to contribute $32,000 to the plan.

Estimated future benefit payments for years ending June 30, which reflect expected future service, as appropriate, are as follows (in thousands):

2008	$32
2009	45
2010	46
2011	68
2012	76
2013 - 2017	$490

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 - Benefit Plans (Continued)

Executive Incentive Retirement Plan

The Savings Bank has an unfunded, non-qualified executive incentive retirement plan covering all eligible executives. The plan provides for either a lump sum payment or equal annual installments for a period of fifteen years commencing on the first day of the calendar month following the termination of employment due to retirement, resignation, disability or death. The amount payable is based on the vested balance of the executive’s accumulated awards plus interest. The annual awards are based upon the executive’s base salary in effect at the beginning of the plan year and the Savings Bank’s net income for the prior fiscal year. The percentage vested is based on the sum of the executive’s age and years of service.

The following table sets forth the plan’s funded status and activity for the years ended June 30, 2007 and 2006:

	2007	2006
	(Dollars in Thousands)

Actuarial present value of benefit obligations	$234	$216

Projected benefit obligation - beginning	$216	$102
Service cost	79	97
Interest cost	14	6
Actuarial (gain) loss	(75)	11

Projected benefit obligation – ending	$234	$216

Projected benefit obligation in excess of assets at fair value	$234	$216
Unrecognized loss	—	(21)

Accrued pension cost included in other liabilities	$234	$195

Assumptions:
Discount rate	6.38%	6.25%
Fee increase	3.75%	3.25%

Net periodic plan cost for the years ended June 30, 2007 and 2006, included the following:

	2007	2006
	(Dollars In Thousands)

Service Cost	$79	$97
Interest Cost	14	6
Net periodic plan cost	$93	$103
Assumptions:
Discount rate	6.25%	6.13%
Salary increase rate	3.25%	3.25%

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 - Benefit Plans (Continued)

Executive Incentive Retirement Plan (Continued)

At June 30, 2007, $32,000 in unrecognized gain has been recorded in accumulated other comprehensive loss.  Approximately $4,000 of that amount is expected to be included in net periodic plan cost during the year ending June 30, 2008.

For the year ending June 30, 2008, the Savings Bank expects to contribute $12,000 to the plan. No contributions were made to the plan during the years ended June 30, 2007 and 2006.

Estimated future benefit payments for the year ending June 30, which reflect expected future service, as appropriate, are as follows (in thousands):

2008	$12
2009	17
2010	250
2011	6
2012	10
2013 - 2017	$178

Impact of SFAS No. 158

The impact of the adoption, effective June 30, 2007, of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pensions and Other Retirement Plans”, was as follows:

	Year Ended June 30, 2007
	Prior to FAS No. 158 Adjustment	Directors’ Plan FAS No. 158 Adjustment	Executive Incentive Plan FAS NO. 158 Adjustment	After FAS No. 158 Adjustment
	(In Thousands)

Deferred income taxes	$919	$57	$(22)	$954

Total Assets	284,543	57	(22)	284,578

Other liabilities	1,632	142	(54)	1,720

Total Liabilities	241,144	142	(54)	241,232

Accumulated other comprehensive income (loss)	—	(85)	32	(53)

Total Stockholders’ Equity	43,399	(85)	32	43,346

Total Liabilities and Stockholders’ Equity	284,543	57	(22)	284,578

The adoption of SFAS No. 158 had no effect on our consolidated statement of income.

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 - Benefit Plans (Continued)

401(k) Savings and Profit Sharing Plan

The Savings Bank sponsors a savings and profit sharing plan, pursuant to Section 401(k) of the Internal Revenue Code (“IRC”), for all eligible employees. The plan has a profit sharing component paid annually by the Savings Bank of 11% of each eligible employee’s compensation. Employees may also elect to defer up to 80% of their compensation, subject to IRC limitations. The Savings Bank will match 50% of the first 6% of the employee’s salary deferral up to a maximum of 3% of each employee’s compensation. The Plan expense amounted to approximately $273,000 and $220,000 for the years ended June 30, 2007 and 2006, respectively.

Employee Stock Ownership Plan

Effective upon completion of the Company’s initial public stock offering in January 2007, the Savings Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees who complete a twelve-month period of employment with the Savings Bank, have attained the age of 21 and have completed at least 1,000 hours of service in a plan year. The ESOP used $2,023,420 in proceeds from a term loan obtained from the Company to purchase 202,342 shares of Company common stock. The term loan principal is payable over 48 equal quarterly installments through December 31, 2018. The interest rate on the term loan is 8.25%. Each quarter, the Savings Bank intends to make discretionary contributions to the ESOP, which will be equal to principal and interest payments required on the term loan. The ESOP may further pay down the loan with dividends paid, if any, on the Company common stock owned by the ESOP.

Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants. Base compensation is the basis for allocation to participants of contributions to the ESOP and shares released from the suspense account, as described by the Plan, in the year of allocation.

The ESOP is accounted for in accordance with Statement of Position 93-6, “Accounting for Employee Stock Ownership Plans,” which was issued by the American Institute of Certified Public Accountants. Accordingly, ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a monthly basis, 1,405 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic earnings per common share computations. ESOP compensation expense was approximately $97,000 for the year ended June 30, 2007.

At June 30, 2007, the ESOP shares were as follows:

Allocated shares	—
Shares committed to be released	8,431
Unearned shares	193,911

Total ESOP Shares	202,342

Fair value of unearned shares	$2,181,500

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 - Transactions with Officers and Directors

The Savings Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its officers, directors, their immediate families, and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons were indebted to the Savings Bank for loans totaling $5,408,000 and $5,525,000 at June 30, 2007 and 2006, respectively. During the year ended June 30, 2007, $1,304,000 of new loans and $1,421,000 of repayments were made.

Note 12 - Regulatory Capital

The Savings Bank is subject to various regulatory capital requirements administered by Federal and State banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Savings Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible, core and risk-based capital as defined in the regulations. Management believes, as of June 30, 2007 and 2006, that the Savings Bank met all capital adequacy requirements to which it is subject.

As of January 18, 2006, the most recent notification from the regulators categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain minimum core, Tier 1 risk-based and total risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following tables present a reconciliation of capital per accounting principles generally accepted in the United States of America (“GAAP”) and regulatory capital and information as to the Savings Bank’s capital levels at the dates presented:

	June 30,
	2007	2006
	(In Thousands)

GAAP capital	$30,889	$19,292
Investment in subsidiary	(641)	(180)
Accumulated other comprehensive loss	53	—

Core and tangible capital	30,301	19,112
General valuation allowance	926	921
Allowance for loan commitments	37	—

Total Capital	$31,264	$20,033

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 - Regulatory Capital (Continued)

	Actual			For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount	Ratio		Amount	Ratio
June 30, 2007
Tangible	$30,301	10.68%	$	> 4,257	> 1.50%		N/A	N/A
Core (average)	30,301	10.68		>11,352	> 4.00	$	>14,190	> 5.00%
Tier 1 risk-based	30,301	15.67		N/A	N/A		>11,601	> 6.00
Total risk-based	31,264	16.17		>15,468	> 8.00		>19,336	> 10.00

June 30, 2006:
Tangible	$19,112	7.19%	$	> 3,987	> 1.50%		N/A	N/A
Core (average)	19,112	7.19		>10,632	> 4.00	$	>13,290	> 5.00%
Tier 1 risk-based	19,112	10.49		N/A	N/A		>10,933	> 6.00
Total risk-based	20,033	10.99		>14,577	> 8.00		>18,222	> 10.00

Note 13 - Commitments and Contingencies

The Savings Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Such commitments involve, to varying degrees, elements of credit, and interest rate risk in excess of the amount recognized in the statements of financial condition.

The Savings Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Savings Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At June 30, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2007	2006
	(In Thousands)

Commitments to grant loans	$2,475	$2,979
Unfunded commitments under lines of credit	25,876	26,546
Standby letters of credit	138	108

	$28,489	$29,633

At June 30, 2007 the Company had commitments for buildng improvements in the amount of approximately $1.7 million.

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Commitments and Contingencies (Continued)

At June 30, 2007, the commitments to grant loans included $1,475,000 of fixed rate mortgage loans with interest rates ranging from 6.00% to 8.25% and $1,000,000 of variable rate construction loans with an initial interest rate of 8.25%. Of the unfunded commitments under lines of credit at June 30, 2007, $20,979,000 was available under a homeowner’s equity lending program, $462,000 was available under an overdraft protection lending program and $4,435,000 was available under commercial lines of credit. Amounts outstanding under these programs were assessed interest ranging from 0.50% below the prime rate to 4.00% over the prime rate. At June 30, 2007, amounts drawn on standby letters of credit were assessed rates of 2.00% over the rate being earned on the passbook collateralizing the credit.

At June 30, 2006, the commitments to grant loans included $2,479,000 of fixed rate mortgage loans with interest rates ranging from 5.75% to 9.00% and $500,000 of variable rate construction loans with an initial interest rate ranging from 8.25% to 9.00%. Of the unfunded commitments under lines of credit at June 30, 2006, $23,806,000 was available under a homeowner’s equity lending program, $634,000 was available under an overdraft protection lending program and $2,106,000 was available under commercial lines of credit. Amounts outstanding under these programs were assessed interest ranging from 0.50% below the prime rate to 4.00% over the prime rate. At June 30, 2006, amounts drawn on standby letters of credit were assessed rates of 2.00% over the rate being earned on the passbook collateralizing the credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Savings Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Savings Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but primarily includes residential and income-producing commercial real estate properties.

Standby letters of credit are conditional commitments issued by the Savings Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Savings Bank requires collateral supporting these letters of credit when deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2007 and 2006 for guarantees under standby letters of credit issued is not material.

Note 14 - Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation sale. Significant estimations were used for the purposes of this disclosure. Estimated fair values have been determined using the best available data and estimation methodology suitable for each category of financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Savings Bank could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Fair Value of Financial Instruments (Continued)

The following information should not be interpreted as an estimate of the fair value of the entire Savings Bank since a fair value calculation is only provided for a limited portion of the Savings Bank’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Savings Bank’s disclosures and those of other companies may not be meaningful. The fair value estimates, methods and assumptions for financial instruments are set forth below.

Cash and Cash Equivalents

For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Securities Held to Maturity and Trading Securities

The fair values for securities held to maturity and trading securities are based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable

The fair value of loans receivable is estimated by discounting future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans.

Federal Home Loan Bank Stock

The carrying amount of Federal Home Loan Bank stock approximates fair value.

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and payable approximates fair value.

Deposits

Fair values for demand deposits, savings accounts and club accounts are, by definition, equal to the amount payable on demand at the reporting date. Fair values of fixed-maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar instruments with similar maturities.

Short-Term Borrowings and Long-Term Debt

Fair values of borrowings are estimated using discounted cash flow analyses, based on rates currently available to the Savings Bank for advances from the Federal Home Loan Bank with similar terms and remaining maturities.

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 - Fair Value of Financial Instruments (Continued)

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.

As of June 30, 2007 and 2006, the fair value of the commitments to extend credit was not considered to be material.

The carrying amounts and estimated fair values of the Savings Bank’s financial instruments at June 30, 2007 and 2006 are as follows:

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)

Financial assets:
Cash and cash equivalents	$4,269	$4,269	$5,881	$5,881
Trading securities	114	114	109	109
Securities held to maturity	29,336	28,684	27,707	26,821
Loans receivable	233,498	233,526	218,321	212,546
Federal Home Loan Bank stock	1,669	1,669	2,821	2,821
Accrued interest receivable	1,513	1,513	1,350	1,350

Financial liabilities:
Deposits	211,118	211,611	194,755	193,902
Advances from Federal Home Loan Bank of New York	27,889	27,861	54,181	53,596
Accrued interest payable	116	116	114	114

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Parent Only Financial Statements

Statements of Financial Condition
	June 30,
	2007	2006
	(In Thousands)

Assets
Cash and due from banks	$10,470	$199
Loans receivable	1,973	—
Investment in subsidiaries	30,889	19,292
Other assets	38	—

TotalAssets	$43,370	$19,491

Liabilities

Other liabilities	$24	$—

Total liabilities	24	—

Stockholders’ Equity
Stockholders’ equity:
Common stock	562	1
Paid—in capital	24,153	199
Unearned ESOP	(1,939)	—
Retained earnings	20,623	19,291
Accumulated other comprehensive loss	(53)	—

Total Stockholders’ Equity	$43,346	$19,491

Total Liabilities and Stockholders’ Equity	$43,370	$19,491

Statements of Income

	Years Ended June 30,
	2007	2006
	(In Thousands)
Equity in undistributed earnings of subsidiaries	$1,325	$1,402
Interest income	83	—
Non—interest expense	(58)	—

Income Before Income Taxes	1,350	1,402

Income tax expense	18	—

Net Income	$1,332	$1,402

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 - Parent Only Financial Statements

Statements of Cash Flows
	Years Ended June 30,
	2007	2006
	(In Thousands)
Cash Flows from Operating Activities
Net income	$1,332	$1,402
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(1,325)	(1,402)
Net change in other assets and liabilities	(14)	—

Net Cash (Used in) Operating Activities	(7)	—

Cash Flows from Investing Activities
Capital contribution to savings bank	(10,228)	—
ESOP loan	(2,023)	—
Repayment of ESOP loan receivable	50	—

Net Cash (Used in) Investing Activities	(12,201)	—

Cash Flows from Financing Activities
Proceeds from initial public stock offering	24,502	—
Common stock acquired by the ESOP	(2,023)	—

Net Cash Provided by Financing Activities	22,479	—

Net Increase (Decrease) in Cash and Cash Equivalents	10,271	—

Cash and Cash Equivalents - Beginning	199	199

Cash and Cash Equivalents - Ending	$10,470	$199

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2007 and 2006:

	Year Ended June 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)

Interest income	$3,874	$4,041	$4,102	$4,114
Interest expense	2,195	2,310	2,081	2,227

Net Interest Income	1,679	1,731	2,021	1,887

Provision for loan losses	—	—	—	5

Net Interest Income after Provision for Loan Losses	1,679	1,731	2,021	1,882

Non-interest income	153	163	1,120	143
Non-interest expenses	1,611	1,625	1,720	1,784

Income before Income Taxes	221	269	1,421	241

Income taxes	78	97	562	83

Net Income	$143	$172	$859	$158

Earnings per share:
Basic and diluted	$0.05	$0.06	$0.16	$0.03

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 - Quarterly Results of Operations (Unaudited) (Continued)

	Year Ended June 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)

Interest income	$3,223	$3,447	$3,694	$3,753
Interest expense	1,367	1,590	1,766	1,938

Net Interest Income	1,856	1,857	1,928	1,815

Provision for loan losses	15	15	15	15

Net Interest Income after Provision for Loan Losses	1,841	1,842	1,913	1,800

Non-interest income	159	147	147	150
Non-interest expenses	1,404	1,403	1,417	1,539

Income before Income Taxes	596	586	643	411

Income taxes	224	225	246	139

Net Income	$372	$361	$397	$272

Earnings per share:
Basic and diluted	$0.12	$0.12	$0.13	$0.09

Note 17 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial condition, results of operations or cash flows.

MSB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Recent Accounting Pronouncements (Continued)

In March 2007, the FASB’s Emerging Issues Task Force (“EITF”) ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

On September 7, 2006, the EITF reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5, effective July 1, 2007, will not have a material effect on consolidated financial position, results of operation or cash flows.

In September 2006, the EITF issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is currently assessing the impact of EITF 06-4 on its consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that companies recognize in their financial statements the impact of a tax position only if the Company has determined, based on the technical merits of the tax position, that the tax position would more likely than not be sustained upon an examination by the appropriate taxing authority. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48, effective July 1, 2007, will not have a material effect on consolidated financial position, results of operation or cash flows.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective July 1, 2007. We believe our adoption of FSP FIN 48-1 will not have a material impact on our consolidated financial statements or disclosures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 28, 2007.

MSB FINANCIAL CORP.
/s/ Gary T. Jolliffe
	By:	Gary T. Jolliffe
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on September 28, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Gary T. Jolliffe		/s/ Albert N. Olsen
Gary T. Jolliffe President, Chief Executive Officer and Director		Albert N. Olsen Chairman of the Board
/s/ E. Haas Gallaway, Jr.		/s/ W. Scott Gallaway
E. Haas Gallaway, Jr. Director		W. Scott Gallaway Director
/s/ Ferdinand J. Rossi
Dr. Thomas G. McCain Director		Ferdinand J. Rossi Director
/s/ Michael A. Shriner		/s/ Jeffrey E. Smith
Michael A. Shriner Executive Vice President, Chief Operating Officer and Director		Jeffrey E. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)