Form 10QSB
period 2007-09-30
MSB FINANCIAL CORP.
filed 2007-11-14
CIK 1374783

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(908) 647-4000

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, November 13, 2007:

$0.10 par value common stock - 5,620,625 shares outstanding

Transitional Small Business Disclosure Format (check one): Yes [ ] No ☒

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Position
	at September 30, 2007 and June 30, 2007 (Unaudited)	2

	Consolidated Statements of Income and Comprehensive Income for the
	Three Months Ended September 30, 2007 and 2006 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Three Months
	Ended September 30, 2007 and 2006 (Unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14

Item 3:	Controls and Procedures	14

PART II - OTHER INFORMATION		14

SIGNATURES		15

MSB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

	September 30,	June 30,
	2007	2007
	(Dollars in thousands, except per share amount)
Assets
Cash and due from banks	$1,487	$1,460
Interest-bearing demand deposits with banks	2,365	2,809

Total Cash and Cash Equivalents	3,852	4,269

Trading securities	124	114
Securities held to maturity (fair value $29,075 and
$28,684, respectively)	29,230	29,336
Loans receivable, net of allowance for loan losses
of $943 and $926, respectively	236,298	233,498
Premises and equipment	8,943	8,907
Federal Home Loan Bank of New York stock, at cost	1,615	1,669
Bank owned life insurance	3,968	3,929
Accrued interest receivable	1,445	1,513
Deferred income taxes	1,055	954
Other assets	315	389

Total Assets	$286,845	$284,578

Liabilities and Stockholders' Equity

Liabilities

Deposits:
Non-interest bearing	$8,493	$8,217
Interest bearing	205,783	202,901

Total Deposits	214,276	211,118

Advances from Federal Home Loan Bank of NY	26,687	27,889
Advance payments by borrowers for taxes and insurance	445	505
Accrued interest payable and other liabilities	1,920	1,720

Total liabilities	243,328	241,232

Commitments and Contingencies	—	—

Stockholders' Equity
Common Stock, par value $.10; 10,000,000 shares authorized:
5,620,625 issued and outstanding	562	562
Paid-in capital	24,155	24,153
Unearned ESOP shares	(1,897)	(1,939)
Accumulated other comprehensive loss	(52)	(53)
Retained Earnings	20,749	20,623

Total Stockholders' Equity	43,517	43,346

Total Liabilities and Stockholders' Equity	$286,845	$284,578

See notes to consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
	(In Thousands, except share and per share amounts)
Interest Income:
Loans receivable, including fees	$3,703	$3,525
Securities held to maturity	346	294
Other	54	55

Total Interest Income	4,103	3,874

Interest Expense
Deposits	1,979	1,449
Borrowings	301	746

Total Interest Expense	2,280	2,195

Net Interest Income	1,823	1,679

Provision for Loan Losses	15	0

Net Interest Income after Provision for Loan Losses	1,808	1,679

Non-Interest Income
Fees and service charges	85	86
Income from bank owned life insurance	39	34
Unrealized gain (loss) on trading securities	10	(2)
Income from investment in real estate	0	15
Other	25	20

Total Non-Interest Income	159	153

Non-Interest Expenses
Salaries and employee benefits	901	777
Directors Compensation	63	71
Occupancy and equipment	319	300
Service bureau fees	139	141
Advertising	40	92
Other	321	230

Total Non-Interest Expenses	1,783	1,611

Income before Income Taxes	184	221

Income Taxes	58	78

Net Income	126	143

Amortization component of net periodic pension cost, net of tax of $1	1	—

Total Comprehensive Income	$127	$143

Weighted average number of shares of common stock outstanding, basic
and diluted	5,428,104	3,091,344

Earnings per share - basic and diluted	$0.02	$0.05

See notes to consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2007	2006
	(In Thousands)
Cash Flows from operating activities:
Net Income	$126	$143
Adjustments to reconcile net income to net
cash provided by operating activities:
Net amortization of loan fees and loan costs	(65)	(35)
Depreciation and amortization expense	137	128
Amortization component of net periodic pension cost, net of tax	1
ESOP Compensation	44	—
Provision for Loan Losses	15	—
Earnings on bank owned life insurance	(39)	(34)
Unrealized (gain) loss on trading securities	(10)	2
Decrease in accrued interest receivable	68	14
Deferred Income taxes	(101)	5
Decrease (Increase) in other assets	74	(117)
Increase (decrease) in other liabilities	129	(28)
Increase in accrued interest payable	71	213

Net Cash Provided by Operating Activities	450	291

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Proceeds from maturities, calls and principal repayments	106	122
Net increase in Loans receivable	(2,750)	(5,306)
Purchase of bank premises and equipment	(173)	(240)
Purchase Federal Home Loan Bank of New York stock:	(961)	(965)
Redemptions of Federal Home Loan Bank of New York stock	1,015	760

Net Cash Used in Investing Activities	(2,763)	(5,629)

Cash Flows from Financing Activities:
Net Increase in deposits	3,158	718
(Decrease) increase in short-term borrowings	(7,000)	4,750
Long-term debt issuance	6,000
Repayments of long-term debt	(202)	(195)
(Decrease) in advance payments by borrowers for taxes and insurance	(60)	(64)

	1,896	5,209

Net (Decrease) in Cash and Cash Equivalents	(417)	(129)

Cash and Cash Equivalents - Beginning	4,269	5,881

Cash and Cash Equivalents - Ending	$3,852	$5,752

Supplementary Cash Flows Information

Interest paid	$2,209	$1,982

Income taxes paid	$50	$—

See notes to consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Business

MSB Financial Corp. (the “Company”) is a federally-chartered corporation organized in 2004 for the purpose of acquiring all of the capital stock that Millington Savings Bank (the “Bank”) issued in its mutual holding company reorganization. The Company’s principal executive offices are located at 1902 Long Hill Road, Millington, New Jersey 07946-0417 and its telephone number at that address is (908) 647-4000.

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

A Registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Bank’s newly established Employee Stock Ownership Plan (“ESOP”). Net proceeds of the offering totaled approximately $24.5 million. Concurrent with closing of the offering, the MHC received 3,091,344 shares of company stock in exchange for the 10,000 shares previously owned. The MHC is the majority stockholder of the Company owning 55% of the outstanding common stock.

Note 2 – Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiary, Millington Savings Service Corp. All significant inter-company accounts and transactions have been eliminated in consolidation. These statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three month periods ended September 30, 2007 and 2006. The results of operations for the three month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statements of financial position for June 30, 2007 was derived from the Company’s audited consolidated financial statements for that date. That data, along with the interim financial information presented in the consolidated statements of financial position, income and comprehensive income, and cash flows should be read in conjunction with the 2007 audited consolidated financial statements for the year ended June 30, 2007, including the notes thereto included in the Company’s Annual Report on Form 10-KSB.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial position and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. The allowance for loan losses represents management’s best estimate of losses known and inherent in the portfolio that are both probable and reasonable to estimate. While management uses the most current information available to estimate losses on loans, actual losses are dependent on future events and, as such, increases in the allowance for loan losses may be necessary.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

Note 3 – Earnings Per Share

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

Note 4 – Stock Based Compensation

The Company had no stock-based compensation as of, or prior to, September 30, 2007.

Note 5 – Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial condition, results of operations or cash flows.

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The adoption is required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is currently assessing the impact of EITF 06-4 on its consolidated financial position and results of operations.

In March 2007, the EITF ratified EITF Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

Note 6 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended
	September 30,
	2007	2006
	(In Thousands)
Service Cost	$28	$26
Interest Cost	15	13
Amortization of Unrecognized (Gain)	(1)	0
Amortization of Past Service Liability	3	3
	$45	$42

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward – looking statements include:

•	Statements of our goals, intentions and expectations;

•	Statements regarding our business plans, prospects, growth and operating strategies;

•	Statements regarding the quality of our loan and investment portfolios; and

•	Estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	General economic conditions, either nationally or in our market area, that are worse than expected;

•	Changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	Our ability to enter into new markets and/or expand product offerings successfully and take advantage of growth opportunities;

•	Increased competitive pressures among financial services companies;

•	Changes in consumer spending, borrowing and savings habits;

•	Legislative or regulatory changes that adversely affect our business;

•	Adverse changes in the securities markets;

•	Our ability to successfully manage our growth; and

•	Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board.

No forward-looking statement can be guaranteed and we specifically disclaim any obligation to update any forward-looking statement.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial position and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.

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

Comparison of Financial Condition at September 30, 2007 and June 30, 2007

General. Total assets increased to $286.8 million at September 30, 2007, compared to $284.6 million at June 30, 2007 due primarily to a $2.8 million increase in loans receivable. Cash and cash equivalents were $3.9 million at September 30, 2007 compared to $4.3 million at June 30, 2007. FHLB advances decreased to $26.7 million at September 30, 2007 compared to $27.9 million at fiscal year end as a result of an increase in deposit balances.

Loans. Loans receivable, net, rose to $236.3 million at September 30, 2007 from $233.5 million at June 30, 2007, an increase of $2.8 million. The one to four family loan portfolio grew by $6.6 million or 5.4% between June 30, 2007 and September 30, 2007. The commercial real estate loan portfolio grew by $1.2 million or 4.2%, whereas the construction loan portfolio decreased by $4.0 million or 25.4%, as did the home equity loan portfolio by $973,000 or 1.7%, and the commercial loan portfolio by $184,000 or 2.2%.

Securities. Our portfolio of securities held to maturity decreased slightly to $29.2 million at September 30, 2007 as compared to $29.3 million at June 30, 2007 due to principal repayments. There were no purchases during the three month period ended September 30, 2007. FHLB of New York stock decreased by $54,000 from $1.7 million at June 30, 2007 to $1.6 million at September 30, 2007, due to a reduction in borrowing with the Federal Home Loan Bank of New York.

Deposits. Total deposits at September 30, 2007 were $214.3 million, compared to $211.1 million at June 30, 2007, an increase of $3.2 million. Certificates of deposit increased by $2.8 million, as did savings deposits by $2.2 million, and non-interest bearing checking balances increased by $276,000, whereas interest bearing checking balances decreased by $2.1 million.

Borrowings. Total borrowings at September 30, 2007 amounted to $26.7 million, compared to $27.9 million at June 30, 2007. The ability to repay borrowings resulted from an increase in deposit balances.

Equity. Shareholders’ equity was $43.5 million at September 30, 2007 as compared to $43.3 million at June 30, 2007, reflecting net income for the three-month period of $126,000 and $44,000 in earned ESOP shares.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

General. Our net income for the three months ended September 30, 2007 was $126,000, compared to net income of $143,000 for the three months ended September 30, 2006. Our net interest income for the three months ended September 30, 2007 increased $144,000 to $1.8 million from $1.7 million for the comparable prior year quarter. Non-interest expense increased $172,000 to $1.8 million for the three months ended September 30, 2007 from $1.6 million for the three months ended September 30, 2006, primarily as a result of a $124,000 increase in salaries and employee benefits and a $91,000 increase in other expense, offset in part by a decrease of $52,000 in advertising expense. The increases in salaries and employee benefits expense was largely attributable to the opening of the Martinsville branch office. Salaries and employee benefits in the current period also included $44,000 of expense related to the ESOP which was implemented in January 2007. The increase in other expense was largely attributable to the costs of being a public company and Sarbanes-Oxley Section 404 compliance expense. The $52,000 decrease in advertising expense was primarily the result of promotional costs related to the opening of the Martinsville branch that were incurred in the three months ended September 30, 2006.

Net Interest Income. Net interest income for the three months ended September 30, 2007 amounted to $1.8 million compared to $1.7 million for the three months ended September 30, 2006. A $229,000 increase in total interest income for the three months ended September 30, 2007 was partially offset by a $85,000 increase in total interest expense.

The increase in total interest income for the three months ended September 30, 2007, resulted from a 5.0% increase in the average balance of interest-earning assets and a 5 basis point increase in the average yield thereon. The increase of $12.3 million in average balances of loans receivable for the three months ended September 30, 2007 compared to September 30, 2006, tempered by a decrease in average yield from 6.37% to 6.33% for the same period, was responsible for the increase of $178,000 or 5.0% in loan receivable interest income. Income on securities held to maturity increased $52,000 or 17.7% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, whereas other interest income decreased by $1,000 for the same period.

The $85,000 increase in interest expense for the three months ended September 30, 2007 from the three months ended September 30, 2006 was attributable to an increase in the balance of deposits and to higher interest rates on deposits during the period. The average cost of deposits rose by 71 basis points, and the average balance of deposits increased by $21.0 million or 11.4% between periods, resulting in a $530,000 increase in interest expense on deposits. Total interest expense on borrowings decreased by $445,000 from $746,000 for the three months ended September 30, 2006 to $301,000 for the three months ended September 30, 2007 as a result of a reduction in Federal Home Loan Bank advances resulting from the use of proceeds from the sale of stock in January 2007.

Provision for Loan Losses. A loan loss provision of $15,000 was made during the three months ended September 30, 2007, whereas no loan loss provision was made during the same period in 2006. The allowance for loan losses totaled $943,000 and $926,000, respectively, at September 30, 2007 and June 30, 2007, representing 0.39% and 0.38%, respectively, of total loans. The ratio of non-performing loans to total loans was 1.07%, at September 30, 2007, as compared to 0.97% at June 30, 2007. During the three months ended September 30, 2007, there were no charge-offs and a recovery of $2,000. During the three months ended September 30, 2006, there were no charge-offs or recoveries. The allowance for loan losses reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of our bank owned life insurance. Non-interest income rose by $6,000 to $159,000 for the three months ended September 30, 2007 from $153,000 for the three months ended September 30, 2006.

Non-Interest Expenses. Total non-interest expenses grew by $172,000 or 10.7% for the three months ended September 30, 2007 to $1.8 million compared to $1.6 million for the same period in 2006.

Salaries and employee benefits expense totaled $901,000 for the three months ended September 30, 2007, a $124,000 or 16.0% increase over $777,000 for the three months ended September 30, 2006, primarily as a result of our opening a new branch. The ESOP, which was implemented in January 2007, added $44,000 to current period salaries and employee benefits expense. Salaries and employee benefits are our main non-interest expense and represented 50.5% and 48.2% of non-interest expenses for the three months ended September 30, 2007 and 2006, respectively. Occupancy and equipment also increased from $300,000 to $319,000 a 6.3% increase as a result of the opening of the new branch office. Other expense totaled $321,000 for the three months ended September 30, 2007, a $91,000 or 39.6% increase over the three month period ended September 30, 2006. The increase was due primarily to the costs of being a public company and Sarbanes-Oxley Section 404 compliance expense.

            Non-interest expense for the 2007 period, particularly salaries and employee benefits, occupancy, equipment and advertising expenses, was impacted by the operation of the Martinsville branch office, which opened at the end of July 2006.

Income Taxes. Income tax expense for the three months ended September 30, 2007 was $58,000 or 31.5% of income before income taxes as compared to $78,000 or 35.3% of income before income taxes for the three months ended September 30, 2006.

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

At September 30, 2007, the Bank had outstanding commitments to originate loans of $4.0 million, construction loans in process of $7.7 million, unused lines of credit of $27.2 million and standby letters of credit of $298,000. At September 30, 2007 the Company had commitments for building improvements in the amount of approximately $2.1 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2007, totaled $101.6 million.

The Bank generates cash through borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations. The Bank’s borrowings from the Federal Home Loan Bank decreased from $27.9 million at June 30, 2007 to $26.7 million at September 30, 2007 as a result of an increase in deposit balances. At September 30, 2007, the Bank’s total deposits to loans ratio was 90.7%. At September 30, 2007, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $100.2 million, of which $26.7 million was outstanding. As of September 30, 2007, the Bank also had a $20.0 millionline of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a well-capitalized and profitable financial organization, the Bank actively seeks to maintain its status in accordance with regulatory standards. At September 30, 2007 the Bank exceeded all applicable minimum regulatory capital requirements.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities, as well as in the normal course of maintaining and improving our facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At September 30, 2007, our significant off-balance sheet commitments primarily consisted of commitments to originate loans of $4.0 million, construction loans in process of $7.7 million, unused lines of credit of $27.2 million and standby letters of credit of $298,000.

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

At September 30, 2007 the Company had commitments for building improvements in the amount of approximately $2.1 million.

ITEM 3 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2007.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at September 30, 2007 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

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

MSB FINANCIAL CORP.
(Registrant)

Date November 14, 2007	/s/Gary T. Jolliffe
Gary T. Jolliffe
President and Chief Executive Officer

Date November 14, 2007	/s/Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer