Form 10QSB
period 2007-12-31
MSB FINANCIAL CORP.
filed 2008-02-13
CIK 1374783

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ______________________________
                                   FORM 10-QSB

(Mark One)

---------
   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


    For the quarterly period ended                 December 31, 2007
                                         ---------------------------------------

                                       OR

---------
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934

   For the transition period from                         to
                                       ------------------     ------------------

                        Commission File Number: 001-33246

                               MSB FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         UNITED STATES                                        34-1981437
-------------------------------------- -----------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                         Identification Number)

      1902 Long Hill Road, Millington, New Jersey             07946-0417
--------------------------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

Registrant's telephone number,
including area code:                                 (908) 647-4000
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

      The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, February 11, 2008:

           $0.10 par value common stock - 5,620,625 shares outstanding

    Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                       MSB FINANCIAL CORP AND SUBSIDARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (Unaudited)

                                                                  December 31,   June 30,
                                                                     2007          2007
                                                                 -------------  ---------
                                                                   (Dollars in thousands,
                                                                  except per share amount)
Assets
    Cash and due from banks                                       $   1,965    $   1,460
    Interest-bearing demand deposits with banks                       2,296        2,809
                                                                  ---------    ---------

             Total Cash and Cash Equivalents                          4,261        4,269

    Trading securities                                                  135          114
    Securities held to maturity (fair value $29,201 and
        $28,684, respectively)                                       29,110       29,336
    Loans receivable, net of allowance for loan losses
        of $983 and $926, respectively                              241,250      233,498
    Premises and equipment                                            9,300        8,907
    Federal Home Loan Bank of New York stock, at cost                 1,989        1,669
    Bank owned life insurance                                         4,007        3,929
    Accrued interest receivable                                       1,474        1,513
    Deferred income taxes                                             1,055          954
    Other assets                                                        319          389
                                                                  ---------    ---------

        Total Assets                                              $ 292,900    $ 284,578
                                                                  =========    =========

Liabilities and Stockholders' Equity

Liabilities

    Deposits:
           Non-interest bearing                                   $   8,477    $   8,217
           Interest bearing                                         203,377      202,901
                                                                  ---------    ---------

           Total Deposits                                           211,854      211,118

    Advances from Federal Home Loan Bank of NY                       34,982       27,889
    Advance payments by borrowers for taxes and insurance               463          505
    Accrued interest payable and other liabilities                    1,884        1,720
                                                                  ---------    ---------

        Total liabilities                                           249,183      241,232
                                                                  ---------    ---------

Commitments and Contingencies                                             -            -

Stockholders' Equity
    Common Stock, par value $.10; 10,000,000 shares authorized:
          5,620,625 issued and outstanding                              562          562
    Paid-in capital                                                  24,154       24,153
    Unearned ESOP shares                                             (1,855)      (1,939)
    Accumulated other comprehensive loss                                (51)         (53)
    Retained Earnings                                                20,907       20,623
                                                                  ---------    ---------

Total Stockholders' Equity                                           43,717       43,346
                                                                  ---------    ---------

Total Liabilities and Stockholders' Equity                        $ 292,900    $ 284,578
                                                                  =========    =========

See notes to consolidated financial statements.

                                  MSB FINANCIAL CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                              (Unaudited)


                                                                              Six Months Ended          Three Months Ended
                                                                           December 31, December 31, December 31, December 31,
                                                                               2007         2006         2007         2006
                                                                           ----------   ----------   ----------   ----------
                                                                                       (In Thousands, except share and
                                                                                             per share amounts)
Interest Income:
    Loans receivable, including fees                                       $    7,505   $    7,119   $    3,802   $    3,594
    Securities held to maturity                                                   691          587          345          293
    Other                                                                         106          209           52          154
                                                                           ----------   ----------   ----------   ----------

        Total Interest Income                                                   8,302        7,915        4,199        4,041
                                                                           ----------   ----------   ----------   ----------
Interest Expense
    Deposits                                                                    3,953        3,120        1,974        1,671
    Borrowings                                                                    655        1,385          354          639
                                                                           ----------   ----------   ----------   ----------

        Total Interest Expense                                                  4,608        4,505        2,328        2,310
                                                                           ----------   ----------   ----------   ----------

Net Interest Income                                                             3,694        3,410        1,871        1,731

Provision for Loan Losses                                                          55            0           40            0
                                                                           ----------   ----------   ----------   ----------

Net Interest Income after Provision for Loan Losses                             3,639        3,410        1,831        1,731
                                                                           ----------   ----------   ----------   ----------
Non-Interest Income
    Fees and service charges                                                      176          168           91           82
    Income from bank owned life insurance                                          78           70           39           36
    Unrealized gain (loss) on trading securities                                   21            6           11            8
    Income from investment in real estate                                           0           32            0           17
    Other                                                                          49           40           24           20
                                                                           ----------   ----------   ----------   ----------

        Total Non-Interest Income                                                 324          316          165          163
                                                                           ----------   ----------   ----------   ----------
Non-Interest Expenses
    Salaries and employee benefits                                              1,660        1,546          759          769
    Directors Compensation                                                        127          144           64           73
    Occupancy and equipment                                                       627          599          308          299
    Service bureau fees                                                           260          276          121          135
    Advertising                                                                    96          158           56           66
    Other                                                                         648          513          327          283
                                                                           ----------   ----------   ----------   ----------

        Total Non-Interest Expenses                                             3,418        3,236        1,635        1,625
                                                                           ----------   ----------   ----------   ----------

Income before Income Taxes                                                        545          490          361          269

Income Taxes                                                                      185          175          127           97
                                                                           ----------   ----------   ----------   ----------

Net Income                                                                        360          315          234          172

Amortization component of net periodic pension cost, net of tax of $1               2            -            1            -
                                                                           ----------   ----------   ----------   ----------

Total Comprehensive Income                                                 $      362   $      315   $      235   $      172
                                                                           ==========   ==========   ==========   ==========
Weighted average number of shares of common stock outstanding, basic and
    diluted                                                                 5,430,219    3,091,344    5,432,335    3,091,344
                                                                           ==========   ==========   ==========   ==========

Earnings per share - basic and diluted                                     $     0.07   $     0.10   $     0.04   $     0.06
                                                                           ==========   ==========   ==========   ==========

Dividends Declared per share                                               $     0.03   $        -   $     0.03   $        -
                                                                           ==========   ==========   ==========   ==========

See notes to consolidated financial statements.

                           MSB FINANCIAL CORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                        Six Months Ended December 31,
                                                                        -----------------------------
                                                                              2007        2006
                                                                            --------    --------

                                                                              (In Thousands)
Cash Flows from operating activities:
    Net Income                                                              $    360    $    315
    Adjustments to reconcile net income to net
       cash provided by operating activities:
      Net amortization of loan fees and loan costs                              (109)        (55)
      Depreciation and amortization expense                                      274         263
      Amortization component of net periodic pension cost, net of tax              2           -
      ESOP Compensation                                                           85           -
      Provision for Loan Losses                                                   55           -
      Earnings on bank owned life insurance                                      (78)        (70)
      Unrealized (gain) on trading securities                                    (21)         (6)
      Decrease (increase) in accrued interest receivable                          39         (64)
      Deferred Income taxes                                                     (101)        (25)
      Decrease (Increase) in other assets                                         70        (326)
      Increase in other liabilities                                               28         134
      Increase in accrued interest payable                                        60          49
                                                                            --------    --------

             Net Cash Provided by Operating Activities                           664         215
                                                                            --------    --------
Cash Flows from Investing Activities:
      Activity in held to maturity securities:
          Proceeds from maturities, calls and principal repayments               226         216
      Net increase in Loans receivable                                        (7,698)     (9,276)
      Purchase of bank premises and equipment                                   (667)       (333)
      Purchase Federal Home Loan Bank of New York stock                       (2,359)     (1,505)
      Redemptions of Federal Home Loan Bank of New York stock                  2,039       3,390
                                                                            --------    --------

             Net Cash Used in Investing Activities                            (8,459)     (7,508)
                                                                            --------    --------
Cash Flows from Financing Activities:
      Net Increase in deposits                                                   736      91,859
      (Decrease) in short-term borrowings                                     (8,500)    (41,500)
      Long-term debt issuance                                                 16,000           -
      Repayments of long-term debt                                              (407)       (392)
      (Decrease) in advance payments by borrowers for taxes and insurance        (42)        (47)
                                                                            --------    --------

             Net Cash Provided by Financing Activities                         7,787      49,920
                                                                            --------    --------

             Net Increase (Decrease) in Cash and Cash Equivalents                 (8)     42,627

Cash and Cash Equivalents - Beginning                                          4,269       5,881
                                                                            --------    --------

Cash and Cash Equivalents - Ending                                          $  4,261    $ 48,508
                                                                            ========    ========
Supplementary Cash Flows Information

      Interest paid                                                         $  4,548    $  4,457
                                                                            ========    ========

      Income taxes paid                                                     $    376    $    258
                                                                            ========    ========
Supplemental Disclosure of Non-Cash Transactions

      Dividends Declared, not yet paid                                      $     76    $      -
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

Note 2 - Basis of Consolidated Financial Statement Presentation

         The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank's wholly-owned subsidiary, Millington Savings Service Corp. All significant inter-company accounts and transactions have been eliminated in consolidation. These statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America ("GAAP").

         In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and six month periods ended December 31, 2007 and 2006. The results of operations for the three and six month periods ended December 31, 2007 and 2006 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

         The data in the consolidated statements of financial position for June 30, 2007 was derived from the Company's audited consolidated financial statements for that date. That data, along with the interim financial information presented in the consolidated statements of financial position, income and comprehensive income, and cash flows should be read in conjunction with the 2007 audited consolidated financial statements for the year ended June 30, 2007, including the notes thereto included in the Company's Annual Report on Form 10-KSB.

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

Note 3 - Earnings Per Share

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan ("ESOP") shares not yet committed to be released. The 10,000 shares issued to MSB Financial, MHC in connection with the formation of the mutual holding company structure in 2004 were "replaced" with 3,091,344 shares, or 55% of the shares issued in the Company's initial public offering, upon completion of the offering on January 4, 2007. This transaction is analogous to a stock split or significant stock dividend, therefore, earnings per share has been retroactively restated for all prior periods presented. Diluted earnings per share has not differed from basic earnings per share as there have not been any contracts or securities exercisable or which could be converted into common stock.

Note 4 - Stock Based Compensation

         The Company had no stock-based compensation as of, or prior to, December 31, 2007.

Note 5 - Recent Accounting Pronouncements

         In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition, results of operations or cash flows.

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

         In September 2006, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The adoption is required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is currently assessing the impact of EITF 06-4 on its consolidated financial position and results of operations.

         In March 2007, the EITF ratified EITF Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

         In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, "Effective Date of FASB Statement No. 157," that would permit a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of FASB No.157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies SFAS No.157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company does not expect the adoption of FSP 157-b will have a material impact on the Company's operating income or net earnings.


Note 6 - Retirement Plans

            Periodic expenses for the Company's retirement plans, which include the Directors' Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

                                        Six Months Ended     Three Months Ended
                                           December 31,         December 31,
                                         ---------------      ---------------
                                         2007       2006      2007       2006
                                         ----       ----      ----       ----

(In Thousands) (In Thousands)

Service Cost                             $ 56       $ 51      $ 28       $ 26
Interest Cost                              30         26        15         13
Amortization of Unrecognized (Gain)        (2)         0        (1)         0
Amortization of Past Service Liability      6          7         3          3
                                         ----       ----      ----       ----
                                         $ 90       $ 84      $ 45       $ 42
                                         ====       ====      ====       ====


Note 7 - Subsequent Events

         On January 29, 2008, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by MSB Financial, MHC, the Company's mutual holding company), representing up to 126,464 shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity requirements and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

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

Comparison of Financial Condition at December 31, 2007 and June 30, 2007

         General. Total assets increased to $292.9 million at December 31, 2007, compared to $284.6 million at June 30, 2007 due primarily to a $7.8 million increase in loans receivable. Cash and cash equivalents were $4.3 million at December 31, 2007 and at June 30, 2007. FHLB advances increased to $35.0 million at December 31, 2007 compared to $27.9 million at fiscal year end primarily as a result of increased loan demand.

         Loans. Loans receivable, net, rose to $241.3 million at December 31, 2007 from $233.5 million at June 30, 2007, an increase of $7.8 million. The one to four family loan portfolio grew by $10.4 million or 8.4% between June 30, 2007 and December 31, 2007. The commercial real estate loan portfolio grew by $2.3 million or 7.9%, whereas the construction loan portfolio decreased by $2.5 million or 16.0%, as did the deposit account loan portfolio by $572,000 or 50.2%, the home equity loan portfolio by $485,000 or 0.9%, and the commercial loan portfolio by $1.4 million or 16.3%.

         Securities. Our portfolio of securities held to maturity decreased slightly to $29.1 million at December 31, 2007 as compared to $29.3 million at June 30, 2007 due to principal repayments. There were no purchases during the six month period ended December 31, 2007. FHLB of New York stock increased by $320,000 from $1.7 million at June 30, 2007 to $2.0 million at December 31, 2007, due to an increase in borrowing with the Federal Home Loan Bank of New York.

         Deposits. Total deposits at December 31, 2007 were $211.9 million, compared to $211.1 million at June 30, 2007, an increase of $736,000.
Certificates of deposit, savings deposits, and non-interest bearing checking deposits increased by $1.8 million, $402,000, and $260,000, respectively, whereas interest bearing checking balances decreased by $1.7 million.

         Borrowings. Total borrowings at December 31, 2007 amounted to $35.0 million, compared to $27.9 million at June 30, 2007. The increase in borrowings primarily resulted from the need to fund an increase in loan demand in the absence of deposit growth.

         Equity. Stockholders' equity was $43.7 million at December 31, 2007 as compared to $43.3 million at June 30, 2007, reflecting net income of $360,000, $84,000 in earned ESOP shares, and $76,000 in dividends declared during the six-months ended December 31, 2007.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2007 and 2006

         General. Our net income for the three months ended December 31, 2007 was $234,000, compared to net income of $172,000, for the three months ended December 31, 2006, an increase of $62,000 or 36.0%. This was primarily the result of an increase in net interest income, partially offset by increases in the provision for loan losses and income taxes. Net interest income for the three months ended December 31, 2007 increased $140,000 to $1.9 million from $1.7 million for the comparable prior year quarter. The provision for loan losses reflected an increase of $40,000 for the three month period ended December 31, 2007, compared to the three month period ended December 31, 2006. Non-interest income and non-interest expense remained relatively the same with a slight increase of $2,000 or 1.2% and $10,000 or 0.6%, respectively, for the three months ended December 31, 2007, compared to the three month period ended December 31, 2006.

         Our net income for the six months ended December 31, 2007 was $360,000, compared to net income of $315,000 for the six months ended December 31, 2006, an increase of $45,000 or 14.3%. This was primarily the result of an increase in net interest income, partially offset by increases in the provision for loan losses and non-interest expenses. Net interest income for the six months ended December 31, 2007, increased $284,000 to $3.7 million from $3.4 million for the six months ended December 31, 2006. The provision for loan losses increased $55,000 for the six months ended December 31, 2007 compared to the six months ended December 31, 2006. There was no provision for the six month period ended December 31, 2006. Non-interest income remained relatively the same with a slight increase of $8,000 for the six months ended December 31, 2007. Non-interest expense increased by $182,000, compared to the same six month period ended December 31, 2006.

         Net Interest Income. Net interest income increased $140,000 or 8.1% to $1.9 million for the three month period ended December 31, 2007, compared to $1.7 million for the three months ended December 31, 2006. Interest income increased by $158,000 or 3.9%, and interest expense increased slightly by $18,000 or 0.8%, for the same three month comparative periods.

         The increase of $158,000 or 3.9% in total interest income for the three months ended December 31, 2007, resulted from a 3.0% increase in the average balance of interest-earning assets and a 5 basis point increase in the yield thereon. Average earning assets increased $7.9 million, to $274.8 million for the three months ended December 31, 2007, compared to $266.9 million for the three months ended December 31, 2006. Interest income on loans increased $208,000 or 5.8% for the three months ended December 31, 2007, compared to the same period ended December 31, 2006 primarily due to an increase of $15.4 million or 6.9% in average loan balances, offset in part by a 7 basis point reduction in average yield thereon. Interest on securities held to maturity increased $52,000 or 17.8% for the three months ended December 31, 2007, compared to the three months ended December 31, 2006, as a result of a $1.6 million or 5.9% increase in the average balance, in addition to a 47 basis point increase in yield. Other interest income reflected a reduction of $102,000 or
66.2 % in interest income primarily due to a decrease of $9.2 million or 66.0% in average other interest-earning assets for the three months ended December 31, 2007, compared to the same three month period ended December 31, 2006. Balances held at the Federal Home Loan Bank during the three months ended December 31, 2006 were higher due to the increased funds generated by the initial IPO stock offering.

         Total interest expense increased slightly by $18,000 or 0.8% for the three months ended December 31, 2007, compared to the three months ended December 31, 2006. Average interest-bearing liabilities decreased $16.2 million or 6.4%, from $252.9 for the three months ended December 31, 2006, to $236.7 for the three months ended December 31, 2007, tempered by a 28 basis points increase in the average rate from 3.65% to 3.93%, for the respective periods. Interest expense on deposits increased by $303,000 or 18.1% for the three months ended December 31, 2007, compared to the three months ended December 31, 2006, as a result of a slight increase of $1.1 million or 0.6% in average interest-bearing deposits and a 57 basis point increase in the average rates on interest-bearing deposits. The Bank experienced a shift in its deposit base for the three months ended December 31, 2007, compared to the three months ended December 31, 2006, as NOW account average balances decreased $2.6 million or 8.9%, as did savings balances by $9.9 million or 17.1%; while average balances on higher-yielding time deposits increased by $13.6 million or 11.6%. NOW account average rates increased by 2 basis points, as did savings by 91 basis points and time deposits by 25 basis points, for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006. The average 91 basis point increase in the savings rate was the result of a new tiered savings product that was introduced in 2007. Total interest expense on borrowings decreased by $285,000 for the three months ended December 31, 2007, compared to the three months ended December 31, 2006. Federal Home Loan Bank advance average balances decreased $17.4 million or 35.0%, as did the average rate by 78 basis points, from 5.15% to 4.37% for the three months ended December 31, 2007, compared to the same three month period ended December 31, 2006. Federal Home Loan Bank average advances balances decreased during the three month period ended December 31, 2007 as funds from the IPO were used to pay down short-term borrowings.

         Net interest income increased $284,000 or 8.3% to $3.7 million for the six months ended December 31, 2007, from $3.4 million for the six months ended December 31, 2006. A $387,000 or 4.9% increase in interest income was offset by an increase of $103,000 or 2.3% in interest expense for the six month period ended December 31, 2007, compared to the six month period ended December 31, 2006.

         The increase of $387,000 or 4.9% in interest income for the six months ended December 31, 2007, resulted from a $10.3 million increase in average earning assets, along with a 5 basis point increase in yield, compared to the six months ended December 31, 2006. Interest income on loans increased by $386,000 or 5.4% for the six months ended December 31, 2007, compared to the six months ended December 31, 2006. Average loan receivable balances increased $13.9 million or 6.2% to $237.4 million for the six months ended December 31, 2007, compared to $223.5 million for the six months ended December 31, 2006. Interest income on securities held to maturity increased $104,000 or 17.7% for the six months ended December 31, 2007, compared to the six months ended December 31, 2006. Average securities held to maturity balances increased $1.6 million or 5.9% for the six months ended December 31, 2007, compared to the six months ended December 31, 2006, primarily due to purchases made in early 2007, as the yield on the investment held to maturity portfolio increased by 48 basis points for the six month period ended December 31, 2007, compared to the same six month period ended December 31, 2006. Interest income on other interest-earning assets decreased by $103,000 or 49.3% for the six month period ended December 31, 2007, compared to the same six month period ended December 31, 2006 as the average other interest earning-asset balances decreased $5.2 million or

52.7%. Average Federal Home Loan Bank balances were lower during the six month period ended December 31, 2007, as funds from the IPO were used to pay down short-term borrowings.

         The $103,000 or 2.3% increase in interest expense for the six months ended December 31, 2007, compared to the six months ended December 31, 2006, was primarily due to an average rate increase of 30 basis points on interest-bearing liabilities, offset by a reduction of $13.7 million in average interest-bearing liabilities. Interest expense on deposits increased by $833,000 for the six months ended December 31, 2007, compared to the six months ended December 31, 2006. The average rate on deposits increased 64 basis points and average deposit balances increased $11.0 million or 5.7%, from $193.6 million for the six months ended December 31, 2006, to $204.6 million for the six months ended December 31, 2007. Certificates of deposit average balances increased $16.0 million or 14.0%, as did the average rate by 44 basis points for the six months ended December 31, 2007, compared to the same six month period ended December 31, 2006. Whereas, NOW accounts and savings average balances decreased by $3.1 million or 10.7% and $1.8 million or 3.6%, respectively, for the six months ended December 31, 2007, compared to the six months ended December 31, 2007. Interest expense on borrowings decreased by $730,000 for the six months ended December 31, 2007, compared to the six months ended December 31, 2006. Average Federal Home Loan Bank advance balances were reduced by $24.8 million or 46.2%, as was the average rate by 62 basis points for the six month period ended December 31, 2007, compared to the six month period ended December 31, 2006. Federal Home Loan Bank average balances decreased during the six months ended December 31, 2007 as funds from the IPO were used to pay down short-term borrowings.

         Provision for Loan Losses. For the three month period ended December 31, 2007, a $40,000 provision was made, whereas no provision was made for the same period in 2006. There were no charge-offs nor recoveries of previously charged-off loans during the three month period ended December 31, 2007. There were charge-offs and recoveries of $1,000 and $1,000, respectively, for the three month period ended December 31, 2006. For the six month period ended December 31, 2007, a $55,000 provision was made, whereas no provision was made for the same period in 2006. There were no charge offs and a $2,000 recovery for the six month period ended December 31, 2007, and charge-offs and recoveries of $1,000 and $1,000, respectively, for the six month period end December 31, 2006. The allowance for loan losses totaled $983,000 and $926,000, respectively, at December 31, 2007 and June 30, 2007, representing 0.40% and 0.38%, respectively of total loans. The ratio of non-performing loans to total loans was 1.11%, at December 31, 2007, as compared to 0.97% at June 30, 2007. The allowance for loan losses reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate.

         Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of the bank owned life insurance and unrealized gain on trading securities.

         Non-interest income rose by $2,000 to $165,000 for the three months ended December 31, 2007 from $163,000 for the three months ended December 31, 2006. Total non-interest income increased from $316,000 for the six months ended December 31, 2006 to $324,000 for the six months ended December 31, 2007 due to increases of $8,000 in both fees and service charges and income from bank owned life insurance; an increase of $15,000 in unrealized gain on trading securities and a $9,000 increase in other income, offset by a reduction of $32,000 in income from investment in real estate as a result of the sale in 2006 of a building where a former office was located.

         Non-Interest Expenses. Total non-interest expenses grew by $10,000 or 0.6% for the three months ended December 31, 2007, compared to the three months ended December 31, 2006.

         Salaries and employee benefits expense decreased $10,000 or 1.3% for the three months ended December 31, 2007, compared to the three months ended December 31 2006. The decrease reflects a $106,000 reduction in the Bank's 401-K pension plan expense for the three month period ended December 31, 2007, as a result of the plan being amended. This reduction was offset in part by normal salary increases and a $41,000 increase in the Bank's ESOP expense which was implemented in January 2007. Other expense totaled $327,000 for the three months ended December 31, 2007, a $44,000 or 15.6% increase over the three month period ended December 31, 2006. The increase was due primarily to the costs of being a public company and Sarbanes-Oxley Section 404 compliance expense.

         Our non-interest expense for the six months ended December 31, 2007, increased $182,000 or 5.6% to $3.4 million from $3.2 million for the six months ended December 31, 2006. Salaries and employee benefits expense increased $114,000 or 7.4% for the six months ended December 31, 2007, compared to the six months ended December 31 2006, which included a $106,000 reduction in the Bank's 401-K pension plan expense, as a result of the plan being amended, more than offsetting the decrease were normal salary increases and $85,000 in ESOP expense incurred during the six months ended December 31, 2007. In addition, the number of personnel increased for the six months ended December 31, 2007, compared to the same period ended December 31, 2006. Other expense increased by $135,000 or 26.3% to $648,000 for the six month period ended December 31, 2007, compared to $513,000 for the same period ended December 31, 2006. The increase in other expense was attributable to the costs associated with being a public company and Sarbanes-Oxley Section 404 compliance expense. Advertising expense decreased by $62,000 or 39.2% to $96,000, compared to $158,000 for the six month period ended December 31, 2006. The reduction in expense was primarily due to the additional expense incurred last year with the opening of the Martinsville branch which opened at the end of July 2006.

         Income Taxes. Income tax expense for the three months ended December 31, 2007 was $127,000 or 35.2% of income before income taxes as compared to $97,000 or 36.1% of income before income taxes for the three months ended December 31, 2006.

         For the six months ended December 31, 2007, income tax expense was $185,000 or 33.9% of income before taxes as compared to $175,000 or 35.7% of income before income taxes for the six months ended December 31, 2006.

Liquidity, Commitments and Capital Resources

         The Bank must be capable of meeting its customer obligations at all times. Potential liquidity demands include funding loan commitments, cash withdrawals from deposit accounts and other funding needs as they present themselves. Accordingly, liquidity is measured by our ability to have sufficient cash reserves on hand, at a reasonable cost and/or with minimal losses.

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

         At December 31, 2007, the Bank had outstanding commitments to originate loans of $2.0 million, construction loans in process of $6.1 million, unused lines of credit of $28.2 million and standby letters of credit of $268,000. At December 31, 2007 the Company had commitments for building improvements in the amount of approximately $2.1 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2007, totaled $106.5 million.

         The Bank generates cash through borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations. The Bank's borrowings from the Federal Home Loan Bank increased from $27.9 million at June 30, 2007 to $35.0 million at December 31, 2007 as a result of an increase in loan balances. At December 31, 2007, the Bank's total deposits to loans ratio was 87.8%. At December 31, 2007, the Bank's collateralized borrowing limit with the Federal Home Loan Bank was $104.4 million, of which $35.0 million was outstanding. As of December 31, 2007, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

         Consistent with its goals to operate a well-capitalized and profitable financial organization, the Bank actively seeks to maintain its status in accordance with regulatory standards. At December 31, 2007 the Bank exceeded all applicable minimum regulatory capital requirements.

Off-Balance Sheet Arrangements

         We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities, as well as in the normal course of maintaining and improving our facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At December 31, 2007, our significant off-balance sheet commitments primarily consisted of commitments to originate loans of $2.0 million, construction loans in process of $6.1 million, unused lines of credit of $28.2 million and standby letters of credit of $268,000.

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

            At December 31, 2007 the Company had commitments for building improvements in the amount of approximately $2.1 million.

ITEM 3 - CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2007.

         No change in the Company's internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         There were no material pending legal proceedings at December 31, 2007 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

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



                                      MSB FINANCIAL CORP.
                                      (Registrant)


Date: February 13, 2008               /s/Gary T. Jolliffe
                                      ------------------------------------------
                                      Gary T. Jolliffe
                                      President and Chief Executive Officer


Date: February 13, 2008               /s/Jeffrey E. Smith
                                      ------------------------------------------
                                      Jeffrey E. Smith
                                      Vice President and Chief Financial Officer