Form 10QSB
period 2008-03-31
MSB FINANCIAL CORP.
filed 2008-05-15
CIK 1374783

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(908) 647-4000

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, March 31, 2008:

$0.10 par value common stock - 5,618,735 shares outstanding

Transitional Small Business Disclosure Format (check one): Yes [ ] No ☒

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Position
	at March 31, 2008 and June 30, 2007 (Unaudited)	2

	Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended March 31, 2008 and 2007 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Nine Months
	Ended March 31, 2008 and 2007 (Unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	9

Item 3:	Controls and Procedures	15

PART II - OTHER INFORMATION		16

SIGNATURES		18

MSB FINANCIAL CORP. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Unaudited

	March 31,	June 30,
	2008	2007
	(Dollars in thousands,
	except per share amounts)
Assets
Cash and due from banks	$1,695	$1,460
Interest-bearing demand deposits with banks	8,452	2,809

Total Cash and Cash Equivalents	10,147	4,269

Trading securities	109	114
Securities held to maturity (fair value $25,989 and
$28,684, respectively)	25,887	29,336
Loans receivable, net of allowance for loan losses
of $1,027 and $926, respectively	249,277	233,498
Premises and equipment	9,661	8,907
Federal Home Loan Bank of New York stock, at cost	2,092	1,669
Bank owned life insurance	4,046	3,929
Accrued interest receivable	1,336	1,513
Deferred income taxes	1,062	954
Other assets	370	389
Total Assets	$303,987	$284,578

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Non-interest bearing	$8,745	$8,217
Interest bearing	211,898	202,901
Total Deposits	220,643	211,118

Advances from Federal Home Loan Bank of NY	37,276	27,889
Advance payments by borrowers for taxes and insurance	474	505
Accrued interest payable and other liabilities	1,745	1,720
Total liabilities	260,138	241,232

Commitments and Contingencies	—	—

Stockholders' Equity
Common Stock, par value $.10; 10,000,000 shares authorized:
5,620,625 issued; 5,618,735 and 5,620,625 shares outstanding,
respectively	562	562
Paid-in capital	24,156	24,153
Unearned ESOP shares	(1,813)	(1,939)
Accumulated other comprehensive loss	(50)	(53)
Retained Earnings	21,013	20,623
Treasury Stock, at cost (1,890 and 0 shares, respectively)	(19)	—

Total Stockholders' Equity	43,849	43,346
Total Liabilities and Stockholders' Equity	$303,987	$284,578

See notes to consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands, except share and
	per share amounts)
Interest Income:
Loans receivable, including fees	$11,250	$10,787	$3,745	$3,668
Securities held to maturity	1,018	895	327	308
Other	210	335	104	126
Total Interest Income	12,478	12,017	4,176	4,102

Interest Expense
Deposits	5,868	4,861	1,915	1,741
Borrowings	998	1,725	343	340
Total Interest Expense	6,866	6,586	2,258	2,081

Net Interest Income	5,612	5,431	1,918	2,021

Provision for Loan Losses	95	0	40	0

Net Interest Income after Provision for Loan Losses	5,517	5,431	1,878	2,021

Non-Interest Income
Fees and service charges	263	247	87	79
Income from bank owned life insurance	117	112	39	42
Unrealized (loss) gain on trading securities	(5)	8	(26)	2
Income from investment in real estate	0	1,007	0	975
Other	68	62	19	22
Total Non-Interest Income	443	1,436	119	1,120

Non-Interest Expenses
Salaries and employee benefits	2,493	2,400	833	854
Directors Compensation	191	224	64	80
Occupancy and equipment	965	920	338	321
Service bureau fees	397	415	137	139
Advertising	139	215	43	57
Other	969	782	321	269
Total Non-Interest Expenses	5,154	4,956	1,736	1,720

Income before Income Taxes	806	1,911	261	1,421
Income Taxes	276	737	91	562
Net Income	530	1,174	170	859

Amortization component of net periodic pension cost,
net of tax	3	—	1	—

Total Comprehensive Income	$533	$1,174	$171	$859

Weighted average number of shares of common stock
Outstanding basic and diluted	5,431,905	3,813,666	5,435,314	5,290,413
Earnings per share - basic and diluted	$0.10	$0.31	$0.03	$0.16

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2008	2007
	(In Thousands)
Cash Flows from operating activities:
Net Income	$530	$1,174
Adjustments to reconcile net income to net
cash provided by operating activities:
Net amortization of loan fees and loan costs	(126)	(81)
Depreciation and amortization expense	408	393
Amortization component of net periodic pension cost, net of tax	3	—
ESOP Compensation	129	49
Provision for Loan Losses	95	—
Earnings on bank owned life insurance	(117)	(112)
Unrealized loss (gain) on trading securities	5	(8)
Realized (gain) on sale of investment in real estate	—	(975)
Decrease (increase) in accrued interest receivable	177	(51)
Deferred Income taxes	(108)	41
Decrease (Increase) in other assets	19	(80)
(Decrease) Increase in other liabilities	(122)	173
Increase in accrued interest payable	77	22
Net Cash Provided by Operating Activities	970	545

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases of Securities	(15,000)	(2,000)
Proceeds from maturities, calls and principal repayments	18,449	2,287
Net increase in Loans receivable	(15,748)	(14,946)
Purchase of bank premises and equipment	(1,162)	(437)
Proceeds from sale of investment in real estate	—	1,062
Redeemption of bank owned life insurance	—	225
Purchase Federal Home Loan Bank of New York stock	(2,979)	(3,313)
Redemptions of Federal Home Loan Bank of New York stock	2,556	4,442
Net Cash Used in Investing Activities	(13,884)	(12,680)

Cash Flows from Financing Activities:
Net Increase in deposits	9,525	13,721
(Decrease) in short-term borrowings	(16,000)	(24,500)
Proceeds of long-term borrowings	26,000	—
Repayments of long-term debt	(613)	(591)
Net Proceeds from issuance of stock	—	24,502
Stock acquired for ESOP plan	—	(2,023)
(Decrease) in advance payments by borrowers for taxes and insurance	(31)	(17)
Dividends paid to minority stockholders	(70)	—
Purchase of Treasury Stock	(19)	—
Net Cash Provided by Financing Activities	18,792	11,092

Net Increase (Decrease) in Cash and Cash Equivalents	5,878	(1,043)
Cash and Cash Equivalents – Beginning	4,269	5,881
Cash and Cash Equivalents – Ending	$10,147	$4,838

Supplementary Cash Flows Information
Interest paid	$6,789	$6,564
Income taxes paid	$498	$764
Supplemental Disclosure of Non-Cash Transactions
Dividends Declared, not yet paid	$70	$—

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and nine month periods ended March 31, 2008 and 2007. The results of operations for the three and nine month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

The consolidated financial statements have been prepared in conformity with GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial position and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

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

Note 4 – Stock Based Compensation

The Company had no stock-based compensation as of, or prior to, March 31, 2008.

On March 10, 2008 the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan. This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this plan, on May 9, 2008 the Board of Directors granted 275,410 stock options to the Company’s directors and executive officers. The options granted have an exercise price of $10.75 per share, the market value of the shares on the grant date. The fair value of these options was estimated to be $ 2.99 per share based on the Black-Scholes model. The total future expense to be recorded for the stock option grants is $823,000 over a 5 year vesting period. Options are exercisable for 10 years from date of grant.

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

In June 2007, the EITF reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

Staff Accounting Bulletin (“SAB”) No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14 “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company expects that SAB 110 will not have an impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied Statement 157 in interim or annual financial statements prior to the issuance of FSP 157-2. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 157-2 on its consolidated financial condition, results of operations and cash flows.

Note 6 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)
Service Cost	$84	$77	$28	$26
Interest Cost	45	39	15	13
Amortization of Unrecognized (Gain)	(3)	0	(1)	0
Amortization of Past Service Liability	9	10	3	3
	$135	$126	$45	$42

Note 7 – Stock Repurchase Plan

On January 29, 2008, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by the, MHC, the Company’s mutual holding company), representing up to 126,464 shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the quarter and nine months ended March 31, 2008, the Company purchased 1,890 shares at a cost of $19,000, or approximately $10.24 per share.

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

Comparison of Financial Condition at March 31, 2008 and June 30, 2007

General. Total assets increased to $304.0 million at March 31, 2008, compared to $284.6 million at June 30, 2007 due primarily to a $15.8 million increase in loans receivable. Cash and cash equivalents increased by $5.8 million at March 31, 2008 to $10.1 million, compared to $4.3 million at June 30, 2007, in anticipation of continued loan demand. Deposits increased by $9.5 million from $211.1 million at June 30, 2007, to $220.6 million at March 31, 2008. FHLB advances increased to $37.3 million at March 31, 2008 compared to $27.9 million at fiscal year end primarily to fund an increase in loan demand.

Loans. Loans receivable, net, rose to $249.3 million at March 31, 2008 from $233.5 million at June 30, 2007, an increase of $15.8 million. The one to four family loan portfolio grew by $14.7 million or 11.9% between June 30, 2007 and March 31, 2008. The commercial real estate loan portfolio grew by $2.2 million or 7.7%, as did the commercial loan portfolio by $134,000 or 1.6%, whereas the construction loan portfolio decreased by $347,000 or 2.2%, as did the deposit account loan portfolio by $621,000 or 54.5%, and the home equity loan portfolio by $209,000 or 0.4%.

Securities. Our portfolio of securities held to maturity decreased by $3.4 million to $25.9 million at March 31, 2008 as compared to $29.3 million at June 30, 2007, primarily the result of $18.1 million being called as a result of the dramatic decrease in rates during the nine month period ended March 31, 2008. However, the Bank purchased $15.0 million in like securities at an average rate of 5.24% to replace the called securities. FHLB of New York stock increased by $423,000 from $1.7 million at June 30, 2007 to $2.1 million at March 31, 2008, due to an increase in borrowing with the Federal Home Loan Bank of New York.

Deposits. Total deposits at March 31, 2008 were $220.6 million, compared to $211.1 million at June 30, 2007, an increase of $9.5 million or 4.5%. Savings deposits, certificates of deposit, interest bearing checking deposits and non-interest bearing demand deposit balances increased by $7.5 million or 16.1%, $896,000 or 0.7%, $636,000 or 2.3% and $528,000 or 6.4%, respectively. The increase in savings deposit balances was primarily due to higher offering rates and customer desirability for liquid type funds.

Borrowings. Total borrowings increased by $9.4 million or 33.7% to $37.3 million at March 31, 2008, compared to $27.9 million at June 30, 2007. The increase in borrowings primarily resulted from the need to fund an increase in loan demand.

Equity. Stockholders’ equity was $43.8 million at March 31, 2008 as compared to $43.3 million at June 30, 2007, reflecting net income of $530,000, $129,000 in earned ESOP shares, $140,000 in dividends declared, and the repurchase of $19,000 in treasury stock for the nine-months ended March 31, 2008.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2008 and 2007

General. Our net income for the three months ended March 31, 2008 was $170,000, compared to net income of $859,000, for the three months ended March 31, 2007, a decrease of $689,000 or 80.2%. This decrease was primarily the result of a decrease in non-interest income, along with a decrease in net interest income, an increase in the provision for loan losses, and an increase in non-interest expense; partially offset by a decrease in taxes for the three month period ended March 31, 2008, compared to the same period ended March 31, 2007. Net interest income for the three months ended March 31, 2008 decreased by $103,000 to $1.9 million from $2.0 million for the comparable prior year quarter. The provision for loan losses reflected an increase of $40,000 for the three month period ended March 31, 2008, compared to the three month period ended March 31, 2007. Non-interest income decrease by $1.0 million or 89.4%, and non-interest expense increased slightly by $16,000 or .9% for the three month period ended March 31, 2008, compared to the same quarter ended March 31, 2007.

Our net income for the nine months ended March 31, 2008 was $530,000, compared to net income of $1.2 million for the nine months ended March 31, 2007, a decrease of $644,000 or 54.9%. This was primarily the result of a decrease in non-interest income, as well as an increase in non-interest expense and an increase in the provision for loan losses, offset by an increase in net interest income and a reduction in taxes. Net interest income for the nine months ended March 31, 2008, increased by $181,000 or 3.3%, to $5.6 million from $5.4 million for the nine months ended March 31, 2007. The provision for loan losses increased $95,000 for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007. There was no provision for the nine month period ended March 31, 2007. Non-interest income decreased by $993,000 or 69.2%; while non-interest expense increased by $198,000 or 4.0% for the nine month period ended March 31, 2008 compared to the nine month period ended March 31, 2007.

Net Interest Income. Net interest income decreased by $103,000 or 5.1% to $1.9 million for the three month period ended March 31, 2008, compared to $2.0 million for the three months ended March 31, 2007. Interest income increased by $74,000 or 1.8%, and interest expense increased by $177,000 or 8.5%, for the same three month comparative periods.

The increase of $74,000 or 1.8% in total interest income for the three months ended March 31, 2008, resulted from 4.1% increase in average balance of interest-earning assets, offset by a decrease of 14 points in the yield thereon. Average earning assets increased $11.1 million, to $279.0 million for the three months ended March 31, 2008, compared to $267.9 million for the three months ended March 31, 2007. Interest income on loans increased $77,000 or 2.1% for the three months ended March 31, 2008, compared to the same period ended March 31, 2007 primarily due to an increase of $13.5 million or 5.9% in average loan balances, offset in part by a 23 basis point reduction in average yield thereon. Interest on securities held to maturity increased $19,000 or 6.2% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, as a result of a 52 basis point increase in yield, offset by a $1.4 million or 4.9% decrease in the average balance. Other interest income reflected a reduction of $22,000 or 17.5 % in interest income primarily due to a decrease of $1.0 million or 10.9% in average other interest-earning assets and a 38 basis point reduction in the yield thereon for the three months ended March 31, 2008, compared to the same three month period ended March 31, 2007. Balances held at the Federal Home Loan Bank during the three months ended March 31, 2007 were higher due to the increased funds generated by the initial IPO stock offering.

Total interest expense increased by $177,000 or 8.5% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Average interest-bearing liabilities increased $14.2 million or 6.3%, from $227.1 million for the three months ended March 31, 2007, to $241.3 million for the three months ended March 31, 2008, along with a 7 basis points increase in the average rate from 3.67% to 3.74%, for the respective periods. Interest expense on deposits increased $174,000 or 10.0% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, as a result of an increase of $7.1 million or 3.6% in average interest-bearing deposits and a 22 basis point increase in the average rates on interest-bearing deposits. The average balance of certificates of deposit increased $7.6 million or 6.2%, as did average savings balances by $1.9 million or 4.0%, whereas average NOW balances reflected a decrease of $2.4 million or 8.3% for the quarter ended March 31, 2008 compared to the same quarter ended March 31, 2007. The average rate on savings deposits increased by 59 basis points as did the average rate on certificates of deposit by 3 basis points, and the average rate on NOW accounts decreased by 4 basis points for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. The increase in the average rate on savings deposits during this period was attributable to Bank offering higher interest rates on its tiered savings account product. Total interest expense on borrowings increased slightly by $3,000 or 0.9% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Federal Home Loan Bank advance average balances increased $7.2 million or 25.3%, whereas the average rate decreased by 94 basis points, from 4.82% to 3.88% for the three months ended March 31, 2008 compared to the same three month period ended March 31, 2007.

Net interest income increased $181,000 or 3.3% to $5.6 million for the nine months ended March 31, 2008, from $5.4 million for the nine months ended March 31, 2008. A $461,000 or 3.8% increase in interest income was offset by an increase of $280,000 or 4.3% in interest expense for the nine month period ended March 31, 2008, compared to the nine month period ended March 31, 2007.

The increase of $461,000 or 3.8% in interest income for the nine months ended March 31, 2008, resulted from a $10.6 million increase in average earning assets, offset by a 1 basis point reduction in yield, compared to the nine months ended March 31, 2007. Interest income on loans increased by $463,000 or 4.3% for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007. Average loan receivable balances increased $13.8 million or 6.1% to $239.7 million for the nine months ended March 31, 2008, compared to $225.9 million for the nine months ended March 31, 2007. Interest income on securities held to maturity increased $123,000 or 13.7% for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007. Average securities held to maturity balances increased $637,000 or 2.3% for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007, as the yield on the investment held to maturity portfolio increased by 48 basis points for the nine month period ended March 31, 2008, compared to the same nine month period ended March 31, 2007. Interest income on other interest-earning assets decreased by $125,000 or 37.3% for the nine month period ended March 31, 2008, compared to the same nine month period ended March 31, 2007 as the average other interest earning-asset balances decreased $3.8 million or 39.5%. Average Federal Home Loan Bank balances were lower during the nine month period ended March 31, 2008, as funds from the IPO were used to pay down short-term borrowings.

The $280,000 or 4.3% increase in interest expense for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007, was primarily due to an average rate increase of 23 basis points on interest-bearing liabilities, offset by a reduction of $4.5 million in average interest-bearing liabilities. Interest expense on deposits increased by $1.0 million for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007. The average rate on deposits increased 50 basis points and average deposit balances increased $9.8 million or 5.0%, from $195.3 million for the nine months ended March 31, 2007, to $205.1 million for the nine months ended March 31, 2008. Certificates of deposit average balances increased $13.2 million or 11.3%, as did the average rate by 29 basis points for the nine months ended March 31, 2008, compared to the same nine month period ended March 31, 2007. Whereas, NOW accounts and savings average balances decreased by $2.9 million or 9.9% and $569,000 or 1.2%, respectively, for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2008. Interest expense on borrowings decreased by $727,000 for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007. Average Federal Home Loan Bank advance balances were reduced by $14.3 million or 31.5%, as was the average rate by 79 basis points for the nine month period ended March 31, 2008, compared to the nine month period ended March 31, 2007. Federal Home Loan Bank average balances decreased during the nine months ended March 31, 2008 as funds from the IPO were used to pay down short-term borrowings.

Provision for Loan Losses. For the three month period ended March 31, 2008, a $40,000 provision was made, whereas no provision was made for the same period in 2007. There were no charge-offs and a $4,000 recovery of previously charged-off loans during the three month period ended March 31, 2008. There were no charge-offs nor recoveries of previously charged-off loans for the three month period ended March 31, 2007. For the nine month period ended March 31, 2008, a $95,000 provision was made, whereas no provision was made for the same period in 2007. There were no charge offs and a $6,000 recovery for the nine month period ended March 31, 2008, and charge-offs and recoveries of $1,000 and $1,000, respectively, for the nine month period end March 31, 2007. The allowance for loan losses totaled $1,027,000 and $926,000, respectively, at March 31, 2008 and June 30, 2007, representing 0.40% and 0.38%, respectively of total loans. The ratio of non-performing loans to total loans was 1.51%, at March 31, 2008, as compared to 0.97% at June 30, 2007. The allowance for loan losses reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of the bank owned life insurance and unrealized gain on trading securities.

Non-interest income decreased by $1.0 million to $119,000 for the three months ended March 31, 2008, from $1.1 million for the three months ended March 31, 2007. Total non-interest income decreased from $1.4 million for the nine months ended March 31, 2007 to $443,000 for the nine months ended March 31, 2008. The decrease of $1.0 million and $993,000 for the three and nine month periods ended March 31, 2008 compared to same periods ended March 31, 2007, was primarily due to the sale of the Bank’s former headquarters in February 2007, which generated $1.0 million in pre-tax income.

Non-Interest Expenses. Total non-interest expenses grew by $16,000 or 0.9% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007 and by $198,000 or 4.0% for the nine month period ended March 31, 2008 compared to the same period ended March 31, 2007.

Salaries and employee benefits expense decreased $21,000 or 2.5% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. The decrease in expense reflects a reduction in the Bank’s 401-K pension plan expense for the three month period ended March 31, 2008 compared to the three months ended March 31, 2007, as a result of the plan being amended in December 2007. Directors’ compensation, advertising, and service bureau fees decreased by $16,000, $14,000 and $2,000 respectively; while other expense, and occupancy and equipment reflected increases of $52,000 and $17,000 respectively for the three month period ended March 31, 2008 compared to the same period ended March 31, 2007. The increase in other expense was primarily the result of increased expenses related to being a public company and Sarbanes-Oxley Section 404 compliance expense.

Salaries and employee benefits increased by $93,000 or 3.9% for the nine month period ended March 31, 2008 compared to the same period ended March 31, 2007. The increase in expense for the period reflects normal salary increases, offset by a reduction of $122,000 in the Bank’s 401-k pension plan expense, as a result of the plan being amended. The increase in occupancy and equipment expense of $45,000 or 4.9%, for the nine month period ended March 31, 2008 compared to the same period ended March 31, 2007, reflects increases in depreciation, lease and utility expense, offset by a reduction in rental income. The increase of $187,000 or 23.9% in other expense is primarily attributed to the increase in expenses associated with the cost of being a public company and Sarbanes-Oxley Section 404 compliance expense. These increases were partially offset by decreases of $33,000, $18,000, and $76,000 in Directors’ compensation, service bureau fees, and advertising expenses, respectively.

Income Taxes. Income tax expense for the three months ended March 31, 2008 was $91,000 or 34.9% of income before income taxes as compared to $562,000 or 39.5% of income before income taxes for the three months ended March 31, 2007.

For the nine months ended March 31, 2008, income tax expense was $276,000 or 34.2% of income before taxes as compared to $737,000 or 38.6% of income before income taxes for the nine months ended March 31, 2007.

For both the three and nine – month periods, the decline in effective tax rate was due to tax-exempt income being a larger portion of pre-tax income in the current period.

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

At March 31, 2008, the Bank had outstanding commitments to originate loans of $4.7 million, construction loans in process of $5.1 million, unused lines of credit of $27.3 million and standby letters of credit of $268,000. At March 31, 2008 the Company had commitments for building improvements in the amount of approximately $844,000. Certificates of deposit scheduled to mature in one year or less at March 31, 2008, totaled $106.9 million.

In addition to generating cash from operations, the Bank may borrow from the Federal Home Loan Bank to meet its day-to-day funding obligations. The Bank’s borrowings from the Federal Home Loan Bank increased from $27.9 million at June 30, 2007 to $37.3 million at March 31, 2008 to fund an increase in loan demand. At March 31, 2008, the Bank’s total deposits to loans ratio was 88.5%. At March 31, 2008, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $105.5 million, of which $37.3 million was outstanding. As of March 31, 2008, the Bank also had a $20.0 millionline of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a well-capitalized and profitable financial organization, the Bank actively seeks to maintain its status in accordance with regulatory standards. At March 31, 2008 the Bank exceeded all applicable minimum regulatory capital requirements.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities, as well as in the normal course of maintaining and improving our facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At March 31, 2008, our significant off-balance sheet commitments primarily consisted of commitments to originate loans of $4.7 million, construction loans in process of $5.1 million, unused lines of credit of $27.3 million and standby letters of credit of $268,000.

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

At March 31, 2008 the Company had commitments for building improvements in the amount of approximately $844,000.

ITEM 3 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2008.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at March 31, 2008 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2008.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2008	945	$ 10.26	945	125,519
February 1 through 29, 2008	945	10.21	945	124,574
March 1 through 31, 2008	0	0	0	124,574
Total	1,890	$ 10.24	1,890

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 10, 2008, the Company held its annual meeting of stockholders. E. Hass Gallaway, Jr., W. Scott Gallaway and Michael A. Shriner were elected to serve as directors with terms expiring in 2011. The Company’s stockholders also ratified the appointment of Beard Miller Company LLP as the Company’s independent public accountants for the fiscal year ended June 30, 2008 and voted on the approval of the Company’s 2008 Stock Compensation and Incentive Plan.

The following are the results of the annual meeting:

	FOR		VOTES WITHHELD
Nominees for Three Year Terms:	Number of Votes	Percentage of Votes Cast	Number of Votes	Percentage of Votes Cast

E. Haas Gallaway, Jr.	4,994,460	93.8%	332,020	6.2%

W. Scott Gallaway	4,994,560	93.8%	331,920	6.2%

Michael A. Shriner	4,995,333	93.8%	331,147	6.2%

RATIFICATION OF INDEPENDENT AUDITORS:

	Number of Votes	Percentage of Votes Cast

FOR	5,284,938	99.8%

AGAINST	12,920	0.2%

ABSTAIN	N/A	N/A

2008 Stock Compensation and Incentive Plan:

		Percentage
		Of Votes	Excluding MHC
	Number	Eligible to be	Number	Percentage
	Of Votes	Cast	Of Votes	Of Votes

For	4,224,376	91.4%	1,133,032	74.7%

Against	383,435	8.3%	383,435	25.3%

Abstain	13,788	0.3%	N/A	N/A

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSB FINANCIAL CORP.
(Registrant)

Date May 15, 2008	/s/ Gary T. Jolliffe
Gary T. Jolliffe
President and Chief Executive Officer

Date May 15, 2008	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer