Form 10-K
period 2008-06-30
MSB FINANCIAL CORP.
filed 2008-09-29
CIK 1374783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2008 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 001-33246

MSB FINANCIAL CORP.
(Exact name of Registrant as specified in its Charter)

United States	34-1981437
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 908-647-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	YES ☐ NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).	YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Stock Market LLC on December 31, 2007, was approximately $24.2 million.

As of September 22, 2008 there were 5,475,161 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders. (Parts II and III)

MSB FINANCIAL CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

i

PART I

Forward-Looking Statements

MSB Financial Corp. (the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the private securities litigation reform act of 1995.

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

The Bank is a New Jersey-chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. As of June 30, 2008, the Bank had 49 full time equivalent employees.

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

Loan Portfolio Composition. The following tables analyze the composition of the Bank’s portfolio by loan category at the dates indicated. Except as set forth below, there were no concentrations of loans exceeding 10% of total loans.

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:
One-to-four family real estate	$145,868	56.31%	$123,601	50.94%	$120,921	53.89%	$113,488	58.50%	$109,781	62.73%
Commercial real estate	30,068	11.61	28,989	11.95	23,587	10.51	17,971	9.26	17,162	9.81
Construction	17,771	6.86	23,822	9.82	23,276	10.37	18,398	9.48	13,668	7.81
Consumer	1,259	0.49	1,995	0.82	1,861	0.83	1,819	0.94	1,703	0.97
Home equity	54,778	21.15	55,896	23.04	49,257	21.95	38,291	19.74	29,710	16.98
Commercial	9,285	3.58	8,338	3.43	5,497	2.45	4,029	2.08	2,970	1.70

Total loans receivable	259,029	100.00%	242,641	100.00%	224,399	100.00%	193,996	100.00%	174,994	100.00%

Less:
Construction loans in process	(3,568)		(7,999)		(4,968)		(5,719)		(5,371)
Allowance for loan losses	(1,025)		(926)		(921)		(874)		(742)
Deferred loan fees	(146)		(218)		(189)		(211)		(267)

Total loans receivable, net	$254,290		$233,498		$218,321		$187,192		$168,614

Loan Maturity Schedule. The following table sets forth the maturity of the Bank’s loan portfolio at June 30, 2008. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. Undisbursed amounts on construction loans totaling $3.6 million at June 30, 2008 are not shown in the table. The table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2008
	One-to-Four Family Real Estate	Commercial Real Estate	Construction	Consumer	Home Equity	Commercial	Total
	(In thousands)
Amounts Due:
Within 1 Year	$10,780	$2,854	$14,156	$650	$65	$166	$28,671

After 1 year:
1 to 5 years	37,419	8,662	47	588	2,193	7,366	56,275
5 to 10 years	16,620	8,521	-	21	15,845	461	41,468
After 10 years	81,049	10,031	-	-	36,675	1,292	129,047

Total due after one year	135,088	27,214	47	609	54,713	9,119	226,790
Total amount due	$145,868	$30,068	$14,203	$1,259	$54,778	$9,285	$255,461

The following table sets forth the dollar amount of all loans at June 30, 2008 due after June 30, 2009, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One-to-four family real estate	$132,106	$2,982	$135,088
Commercial real estate	27,214	-	27,214
Construction	47	-	47
Consumer	433	176	609
Home equity	35,548	19,165	54,713
Commercial	3,642	5,477	9,119
Total	$198,990	$27,800	$226,790

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

We originate adjustable rate mortgages, or ARM’s, with up to 30 year terms at rates based upon the U.S. Treasury One Year Constant Maturity as an index. Our ARM’s currently reset on an annual basis, beginning with the first year, and have a two percent annual increase cap and a six percent lifetime adjustment cap. We do not originate “teaser” rate or negative amortization loans.

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

Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of June 30, 2008, our loans to one borrower legal limit was approximately $5.0million.

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

We normally do not sell loans into the secondary mortgage market and did not sell any loans in the five year period ended June 30, 2008. Because it has been our policy to retain the loans we originate in our portfolio, we have not uniformly originated our real estate mortgage loans to meet the documentation standards to sell loans in the secondary mortgage market. We may do so, however, in the future if we find it desirable in connection with interest rate risk management to sell longer term fixed rate mortgages into the secondary mortgage market.

We did not purchase any whole loans in the five-year period ended June 30, 2008. We did, however, purchase a few participation interests in loans originated by other banks during this period.

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

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the period in which the declines occur. At June 30, 2008, we held no real estate owned.

As to commercial loans, the Bank requires updated financial statements when the loan becomes 90 days delinquent. As to account loans, the outstanding balance is collected from the related account along with accrued interest when the loan is 180 days delinquent.

Loans are reviewed on a regular basis, and all delinquencies of 60 days or more are reported to the Board of Directors. Loans are placed on non-accrual status when they are more than 90 days delinquent, with the exception of loans that may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Loans with a loan-to-value ratio of 60% or less, however, are not automatically placed on non-accrual status if more than 90 days delinquent. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 2008, we had approximately $2.9 million of loans that were held on a non-accrual basis. $2.7 million of the non-accrual loans were classified as impaired as of June 30, 2008, and were subject to specific loss allowances totaling $114,000.

Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.

	At June 30,
	2008	2007	2006	2005	2004

Loans accounted for on a non-accrual basis:
One-to-four family real estate	$1,234	$116	$-	$1,662	$951
Commercial real estate	410	-	-	-	216
Construction	-	666	-	-	55
Consumer	-	-	1	13	-
Home equity	634	634	325	554	549
Commercial	658	166	98	99	124
Total	2,936	1,582	424	2,328	1,895
Accruing loans contractually past due 90 days or more:
One-to-four family real estate	1,615	740	252	39	74
Commercial real estate	378	-	-	-	-
Construction	-	-	47	-	-
Consumer	16	-	-	2	13
Home equity	234	27	-	38	-
Commercial	-	-	-	-	-
Total	2,243	767	299	79	87
Total non-performing loans	$5,179	$2,349	$723	$2,407	$1,982
Total non-performing assets	$5,179	$2,349	$723	$2,407	$1,982
Total non-performing loans to total loans	2.00%	0.97%	0.32%	1.24%	1.13%
Total non-performing loans to total assets	1.68%	0.83%	0.27%	1.01%	0.92%
Total non-performing assets to total assets	1.68%	0.83%	0.27%	1.01%	0.92%

During the year ended June 30, 2008, gross interest income of $186,000 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $169,000 of interest on a cash basis as collected was included in income. At June 30, 2008, there were $516,000 in loans that were not classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in future disclosure as nonaccrual, 90 days past due or restructured.

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

The following table discloses the Bank’s classification of assets as of June 30, 2008.

At June 30, 2008
(In thousands)
Special Mention	$2,483
Substandard	3,761
Doubtful	-
Loss	22
Total	$6,266

At June 30, 2008, fourteen out of twenty loans classified as “special mention,” totaling $1.9 million; ten out of twelve loans classified as “substandard” totaling $3.3 million; and the single loan classified as “loss” for $22,000 are included as non-performing assets in the non-performing assets table.

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

Specific loan loss allowances are established for impaired loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment. The estimation of the allowance for loan losses is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. They may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on their review of information available at the time of the examination, which would negatively affect our earnings.

The following table sets forth information with respect to the Bank’s allowance for loan losses for the periods indicated:

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Allowance balance at beginning of period	$926	$921	$874	$742	$651
Provision for loan losses	135	5	60	135	134
Charge-offs:
Consumer	42	3	17	3	45
Total charge-offs	42	3	17	3	45

Recoveries:
Consumer	6	3	4	-	2
Total recoveries	6	3	4	-	2
Net charge-offs	$36	$-	$13	$3	$43
Allowance balance at end of period	$1,025	$926	$921	$874	$742
Total loans outstanding at end of period	$259,029	$242,641	$224,399	$193,996	$174,994
Average loans outstanding during period	$243,879	$228,069	$205,905	$179,837	$151,736
Allowance for loan losses as a percentage of non-performing loans	19.79%	39.42%	127.39%	36.31%	37.44%
Allowance for loan losses as a percentage of total loans	0.40%	0.38%	0.41%	0.45%	0.42%
Net loans charge-offs as a percentage of average loans	0.01%	-%	0.01%	-%	0.03%

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

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
One-to-four family real estate	$471	56.31%	$389	50.94%	$436	53.89%	$467	58.50%	$418	62.73%
Commercial real estate	116	11.61	105	11.95	108	10.51	72	9.26	85	9.81
Construction	74	6.86	83	9.82	125	10.37	72	9.48	47	7.81
Consumer	7	0.49	9	0.82	9	0.83	19	0.94	8	0.97
Home equity	238	21.45	236	23.04	178	21.95	202	19.24	157	16.98
Commercial	119	3.58	104	3.43	65	2.45	42	2.08	27	1.70
Total allowance	$1,025	100.00%	$926	100.00%	$921	100.00%	$874	100.00%	$742	100.00%

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

At the present time, nearly our entire securities portfolio is purchased with the intent to hold the security until maturity. At June 30, 2008, we maintained a small trading account totaling $82,000 and the rest of our securities portfolio was classified as held to maturity. Securities not classified as “held to maturity” or as “trading securities” are classified as “available for sale” and are reported at fair value with unrealized gains and losses on the securities impacting equity.

Individual securities are considered impaired when fair value is less than amortized cost. Management evaluates on a quarterly basis whether any securities are other-than-temporarily impaired. In making this determination, we consider the extent and duration of the impairment, the nature and financial health of the issuer, other factors relevant to specific securities, and our ability and intent to hold securities for a period of time sufficient to allow for any anticipated recovery in market value. If a security is determined to be other-than-temporarily impaired, an impairment loss is charged to operations.

At June 30, 2008, our securities portfolio did not contain securities of any issuer, other than the U.S. government or its agencies, having an aggregate book value in excess of 10% of our equity. We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our held to maturity securities portfolio at June 30, 2008. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

	At June 30, 2008
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

U.S. Government Agency Obligations	$-	-%	$-	-%	$2,000	5.00%	$22,023	5.37%	$24,023	5.34%	$23,440

Mortgage-Backed Securities:
Government National Mortgage Association	-	-	-	-	-	-	41	5.77	41	5.77	43
Federal Home Loan Mortgage Corporation	-	-	-	-	128	6.52	524	6.08	652	6.16	660
Federal National Mortgage Association	-	-	861	6.13	987	4.82	2,179	6.02	4,027	5.75	4,052
Total	$-	-%	$861	6.13%	$3,115	5.01%	$24,767	5.44%	$28,743	5.42%	$28,195

The following table sets forth the carrying value of our held to maturity securities portfolio at the dates indicated. Securities classified as held to maturity are shown at our amortized cost.

	At June 30
	2008	2007	2006
	(In thousands)

U.S. Government Agency Obligations	$24,023	$24,120	$24,127
Government National Mortgage Association	41	55	69
Federal Home Loan Mortgage Corporation	652	758	923
Federal National Mortgage Association	4,027	4,403	2,588
Total securities held to maturity	$28,743	$29,336	$27,707

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

Deposits are obtained primarily from within New Jersey. The Bank utilizes brokered deposits as a funding source. Brokered deposits at June 30, 2008 totaled $720,000.  Premiums or incentives for opening accounts are sometimes offered. We periodically select particular certificate of deposit maturities for promotion in connection with asset/liability management and interest rate risk concerns.

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

	For the Year Ended June 30,
	2008			2007			2006
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Non-interest-bearing demand	$8,540	3.95%	0.00%	$9,804	4.75%	0.00%	$8,294	4.21%	0.00%
Interest-bearing demand	26,906	12.46	0.90	29,056	14.07	0.96	34,117	17.32	0.96
Savings and club	51,048	23.63	2.48	48,248	23.37	1.86	44,839	22.76	1.27
Certificates of deposit	129,506	59.96	4.76	119,364	57.81	4.65	109,755	55.71	3.73

Total deposits	$216,000	100.00%	3.55%	$206,472	100.00%	3.26%	$197,005	100.00%	2.53%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Interest Rate:
1.00% - 1.99%	$1	-%	$7	0.01%	$8	0.01%
2.00% - 2.99%	22,434	18.46	1	-	2,375	2.12
3.00% - 3.99%	13,639	11.22	4,997	3.89	28,049	25.04
4.00% - 4.99%	44,128	36.32	47,472	36.98	68,182	60.86
5.00% - 5.99%	41,307	34.00	75,857	59.08	13,400	11.96
6.00% - 6.99%	-	0.00	48	0.04	14	0.01
Total	$121,509	100.00%	$128,382	100.00%	$112,028	100.00%

The following table sets forth the amount and maturities of certificates of deposit at the Bank at June 30, 2008.

	Amount Due
	Year Ending June 30,
	2009	2010	2011	2012	2013	After June 30, 2013
	(In thousands)
Interest Rate:
1.00% - 1.99%	$1	$-	$-	$-	$-	$-
2.00% - 2.99%	20,202	2,059	168	5	-	-
3.00% - 3.99%	9,035	3,852	413	11	230	98
4.00% - 4.99%	35,472	3,960	1,694	144	1,672	1,186
5.00% - 5.99%	31,996	-	-	1,835	1,386	6,090
6.00% - 6.99%	-	-	-	-	-	-
Total	$96,706	$9,871	$2,275	$1,995	$3,288	$7,374

The following table shows the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2008.

Certificates of Deposit
(In thousands)
Remaining Time Until Maturity:
Within three months	$15,963
Three through six months	10,768
Six through twelve months	6,439
Over twelve months	9,349
Total	$42,519

Borrowings. To supplement our deposits as a source of funds for lending or investment, we have borrowed funds in the form of advances from the Federal Home Loan Bank. At June 30, 2008, our collateralized borrowing limit with the Federal Home Loan Bank was $104.7 million and our outstanding borrowings with the Federal Home Loan Bank totaled $37.1 million. Information regarding our total borrowings as of June 30, 2008 are set forth in the following table.

	At June 30, 2008
	Balance		Rate	Maturity
	(Dollars in thousands)
Total Borrowings:
Overnight Line of Credit		$-	daily adjustable rate	Next day
Five Year Amortizing Fixed Rate Advance		$1,068	3.600%	August 2009
Two Year Fixed Rate Convertible Advance Five Year Fixed Rate Advance	$ $	6,000 5,000	4.641% 4.250%	August 2009 December 2009
Five Year Fixed Rate Advance		$5,000	4.280%	June 2010
Ten Year Fixed Rate Convertible Advance		$10,000	3.272%	November 2017
Ten Year Fixed Rate Convertible Advance		$10,000	3.460%	March 2018

Short-term Federal Home Loan Bank advances generally have original maturities of less than one year. Information regarding our short-term advances for the dates and periods indicated are set forth in the following table.

	At or For the Year Ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Short-Term Borrowings:
Average balance outstanding	$6,878	$29,040	$24,602
Maximum amount outstanding at any month-end during the period	14,500	26,000	41,500
Balance outstanding at end of period	-	16,000	41,500
Weighted average interest rate during the period	4.55%	5.44%	4.59%
Weighted average interest rate at end of period	-%	5.49%	5.41%

21

Advances from the Federal Home Loan Bank are typically secured by the Federal Home Loan Bank stock and a portion of our residential mortgage loans and by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. Additional information regarding our borrowings is included under Note 8 to our consolidated financial statements beginning on page F-1.

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

Regulation of the Bank

General.As a New Jersey chartered, Federal Deposit Insurance Corporation-insured savings bank, the Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank’s operations are subject to extensive regulation, including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. The Bank must file regulatory reports concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with or acquisitions of other financial institutions. The New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation regularly examine the Bank and prepare reports to the Bank’s Board of Directors on deficiencies, if any, found in its operations. The regulatory authorities have substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements.

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

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points, with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged .00113% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. Federal Deposit Insurance Corporation capital regulations require savings institutions to meet three minimum capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2008, the Bank was in compliance with the minimum capital standards and qualified as “well capitalized.” For the Bank’s compliance with these regulatory capital standards, see Note 12 to the consolidated financial statements. In assessing an institution’s capital adequacy, the Federal Deposit Insurance Corporation takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

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

Qualified Thrift Lender Test.Savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business, and specified liquid assets up to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. The Bank met the qualified thrift lender test as of June 30, 2008 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.

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

The USA Patriot Act.The Bank is subject to regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act. The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

Regulation of the Company

General.The Company is a savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act. It is required to file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. The Company must also obtain regulatory approval from the Office of Thrift Supervision before engaging in certain transactions, such as mergers with or acquisitions of other financial institutions.

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

Waivers of Dividends by the MHC.Office of Thrift Supervision regulations require the MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from the Company. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operations of the subsidiary savings association and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. During the year ended June 30, 2008, the MHC waived its right to receive dividends declared by the Company totaling $278,000.

Conversion of the MHC to Stock Form.Office of Thrift Supervision regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization, commonly referred to as a second step conversion. In a second step conversion a new holding company would be formed as the successor to the Company, the MHC’s corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for shares of the new holding company. In a second step conversion, each share of common stock held by stockholders other than the MHC would be automatically converted into shares of common stock of the new holding company.

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

Item 1A. Risk Factors

Not applicable as the Company is a “smaller reporting company.”

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2008, our investment in property and equipment, net of depreciation and amortization, totaled $10.8 million, including leasehold improvements and construction in progress. The following table lists our offices.

Office Location	Year Facility Opened		Leased or Owned

Millington Main Office 1902 Long Hill Road Millington, NJ	1994	(1)	Owned
Dewy Meadow Branch Office 415 King George Road Basking Ridge, NJ	2002		Leased
RiverWalk Branch Office 675 Martinsville Road Basking Ridge, NJ	2005	(2)	Leased
Martinsville Branch Office 1924 Washington Valley Road Martinsville, NJ	2006		Leased
Bearnardsville Branch Office 122 Morristown Road Bernardsville, NJ	2008	(3)	Owned

__________________

(1)	The Bank’s main office opened in 1911 in Millington, New Jersey. The Bank moved into its current main office in 1994.
(2)	The Bank’s first branch office opened in 1998 in Liberty Corner, New Jersey. This office was relocated in 2005.
(3)	The Bank’s Bernardsville branch office opened in August 2008.

Item 3. Legal Proceedings

The Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at June 30, 2008 that would have a material effect on operations or income.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Purchases of Equity Securities

(a)        Market Information. Upon completion of the Company’s initial public offering in January 2007, the Company’s common stock commenced trading on The NASDAQ Stock Market under the symbol “MSBF”. The table below shows the reported high and low closing prices of common stock during the periods indicated.

	High	Low
2007
Quarter ended March 31, 2007(1)	$12.50	$11.02
Quarter ended June 30, 2007	$11.70	$11.25

2008
Quarter ended September 30, 2007	$11.25	$9.71
Quarter ended December 31, 2007	10.31	9.40
Quarter ended March 31, 2008	11.20	9.16
Quarter ended June 30, 2008	10.95	10.52

_________________

(1)	Stock offering was completed on January 4, 2007, and trading commenced on January 5, 2007.

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

Stockholders. As of September 15, 2008, there were approximately 664 registered shareholders of record of the Company’s common stock. This number does not include brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial (“street name”) owners.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities.

Treasury stock repurchases during the fourth quarter of fiscal year 2008 for the Company were as follows:

			Total number of shares	Maximum number of
			Purchased as part of	Shares that may be
	Total number of	Average price	Publicly announced	Purchased under the
Period	shares purchased	paid per share	plans or programs	plans or programs
April, 2008	-	$-	-	70,472
May, 2008	24,500	10.86	24,500	45,972
June, 2008	29,602	10.94	29,602	16,370

Total	54,102	$10.91	54,102

Item 6. Selected Financial Data

Not applicable as the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with the Company’s consolidated financial statements and accompanying notes thereto beginning on page F-1 following Item 15 of this Form 10-K.

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

We reported net income of $612,000 or the fiscal year ended June 30, 2008 as compared to net income of $1.3 million for fiscal 2007. The results for fiscal 2007 included a $974,000 gain on the sale of a real estate investment (approximately $603,000 net of income taxes).

Net interest income for fiscal 2008 was up approximately 3.6% as compared to fiscal 2007 while non-interest expense was up approximately 5.2%. The interest rate spread declined in fiscal 2008 to 2.21%, compared to 2.40% for fiscal 2007, mainly as a result of the continuing flat or inverted yield curve environment. Our net interest margin has been compressed by this rate environment. For the year ended June 30, 2008, interest income increased by $495,000 or 3.1% while interest expense increased by $229,000 or 2.6% as compared to 2007.

Total assets were $308.1 million at June 30, 2008, a 8.3% increase compared to $284.6 million at June 30, 2007. The increase in assets occurred primarily as the result of a $20.8 million increase in loans receivable, net. Deposits were $225.4 million at June 30, 2008, compared to $211.1 million at June 30, 2007. Increased loan demand was responsible for the increase in borrowed funds; FHLB advances were $37.1 million at June 30, 2008, up from $27.9 million at June 30, 2007.

Stockholders’ equity at June 30, 2008 of $43.4 million compared to our stockholders’ equity at the prior year-end of $43.3 million. Our return on average equity for fiscal 2008 was 1.39%, compared to 4.27% for fiscal 2007. The decrease in return on average equity for 2008 reflects a reduction in net income for the fiscal year ended June 30, 2008 as compared the year ended June 30, 2007.

While deposits continue to be our primary source of funds to support our lending activities, our loan originations in recent years have exceeded our deposits. Over the last five years we experienced loan growth of $115.8 million or 83.6% while our deposits have grown by $45.0 million, a 25.0% increase. Our loans to deposits ratio has gone from 76.8% to 112.8%. This has caused us to use Federal Home Loan Bank borrowings to fund loans, and borrowings are usually a higher cost source of funds than deposits, which means our net interest rate spread and profitability are lower than if we did not have to borrow funds. As of five years ago, we had zero borrowings while at June 30, 2008 our Federal Home Loan Bank advances had grown to $37.1 million. To lessen our dependency on borrowings as a funding source we are striving to grow deposits and have expanded our branch network as part of that effort. Since 2002 we have opened two new offices and relocated our first branch office (opened in 1998) to a larger facility. Our fifth branch opened in August 2008.

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

Comparison of Financial Condition at June 30, 2008 and 2007

General. Total assets reached $308.1 million at June 30, 2008, compared to $284.6 million at June 30, 2007. The increase was fueled by loan originations, the funding for which was provided primarily by a $14.3 million or 6.8% increase in deposits, to $225.4 million at June 30, 2008, compared to $211.1 million at June 30, 2007, and a $9.2 million increase in borrowings from the Federal Home Loan Bank.

Total assets grew $23.5 million or 8.3% between years while total liabilities increased by $23.4 million or 9.7%, and the ratio of average interest-earning assets to average-interest bearing liabilities grew to 115.72% for fiscal 2008 as compared to 111.07% for fiscal 2007.

Loans. Loans receivable, net, rose to $254.3 million at June 30, 2008 from $233.5 million at June 30, 2007, an increase of $20.8 million, or 8.9%. As a percentage of assets, loans increased to 82.5% from 82.1%. The Bank experienced strong demand for its one-to-four family residential loans in its market area; the one-to-four family portfolio grew by $22.3 million or 18.0% during the year. Commercial real estate loans grew by $1.1 million, a 3.7% increase, while commercial business loans increased $947,000, representing a 11.4% change from June 30, 2007. The home equity loan portfolio decreased by $1.1 million or 2.0%, as did construction loans by $1.6 million or 10.2% and consumer loans by $736,000 or 36.9%, between June 30, 2007 and June 30, 2008.

Securities. Our portfolio of securities held to maturity was at $28.7 million at June 30, 2008 as compared to $29.3 million at June 30, 2007. Maturities, calls and principal repayments during the year totaled $20.6 million as compared to $2.4 million during the prior year. We purchased $20.0 million of new securities during the year ended June 30, 2008 compared to $4.0 million during the year ended June 30, 2007.

Premises and equipment, net. Total premises and equipment, net at June 30, 2008 was $10.8 million, compared to $8.9 million at June 30, 2007, an increase of $1.9 million or 20.8%. The increase was primarily attributed to the ongoing construction of the Bank’s new Bernardsville branch location opened in August 2008.

Deposits. Total deposits at June 30, 2008 were $225.4 million, compared to $211.1 million at June 30, 2007. Savings and club accounts increased by $19.7 million; non-interest bearing demand accounts by $1.8 million, and super NOW accounts by $163,000. Certificates of deposit decreased by $6.9 million, as did NOW accounts by $364,000, and money market demand accounts by $203,000.

Borrowings. Total borrowings at June 30, 2008 amounted to $37.1 million, compared to $27.9 million at June 30, 2007. The Bank borrowed $26.0 million in long term borrowings during the year to fund continued loan demand. The Bank did not have short-term borrowings at June 30, 2008 as compared to $16.0 million at June 30, 2007.

Our investment in Federal Home Loan Bank of New York stock was $2.1 million at June 30, 2008 compared to $1.7 million at June 30, 2007. The increased ownership of Federal Home Loan Bank stock resulted from the increase in borrowings during the year ended June 30, 2008.

Equity. Stockholders’ equity was $43.4 million at June 30, 2008 as compared to $43.3 million at June 30, 2007, reflecting an increase of $50,000 for the period ended June 30, 2008. The increase in equity was primarily attributed to net income of $612,000, along with $176,000 in ESOP shares earned and $52,000 in other comprehensive income, offset in part by the repurchase of $609,000 in treasury stock and the declaration of $209,000 in cash dividends on our common stock.

Comparison of Operating Results for the Two Years Ended June 30, 2008

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

Our net income for the year ended June 30, 2008 was $612,000, a 54.1% decrease compared to net income of $1.3 million for the year ended June 30, 2007. A $266,000 or 3.6% increase in net interest income and a $505,000 decrease in income tax expense were offset by an increase of $130,000 in the provision for loan losses, a decrease of $1.0 million or 64.0% reduction in other non-interest income, and a $350,000 or 5.2% increase in non-interest expense for the year ended June 30, 2008. The decrease of

$1.0 million in other non-interest income from the prior year was attributable to the sale of the Bank’s former main office site in February 2007 which generated $974,000 in pre-taxable income for the Company.

Net Interest Income. Net interest income for the year ended June 30, 2008 amounted to $7.6 million, 3.6% higher than net interest income for the year ended June 30, 2007 of $7.3 million. A $495,000 or 3.1% increase in interest income for the year ended June 30, 2008 was partially offset by a $229,000 or 2.6% increase in interest expense.

The increase in interest income for the year ended June 30, 2008 resulted from a 5.3% increase in the average balance of interest-earning assets partially offset by a 13 basis points decrease in the average yield thereon. The increase in the average loans receivable balance of $15.8 million, partially offset by a 23 basis point decrease in average yield from 6.37% at June 30, 2007 to 6.14% at June 30, 2008, was primarily responsible for the increase in interest income for the year ended June 30, 2008 compared to the year ended June 30, 2007.

The increase in interest expense for the year ended June 30, 2008 is largely attributable to the higher average balance of deposits and higher average cost of deposits during the year. The Bank’s average cost of interest-bearing deposits for the year ended June 30, 2008 was 3.70%, 28 basis points higher than the prior year. The average balance of interest-bearing deposits rose by 5.5% between years. The average balance of Federal Home Loan Bank advances for the year ended June 30, 2008 was $33.0 million and the average cost thereof was 4.13%. This represents a $8.3 million or 20.0% decrease from the average balance of $41.3 million for the year ended June 30, 2007 and a 92 basis point decrease in the average cost of advances for the year ended June 30, 2007.

Our net interest rate spread was 2.21% for the year ended June 30, 2008 and 2.40% for the year ended June 30, 2007. The spread decreased during the year ended June 30, 2008 as our average cost of interest-bearing liabilities increased by 6 basis points to 3.76% from 3.70% during the year ended June 30, 2007. Correspondingly, the average yield on interest-earning assets decreased 13 basis points from 6.10% for the year ended June 30, 2007 to 5.97% for the year ended June 30, 2008.

Provision for Loan Losses. The allowance for loan losses is a valuation account that reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate. The allowance is established through provisions for loan losses that are charged to income in the period they are established. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance. The provision for the year ended June 30, 2008 was $135,000 as compared to $5,000 for the year before. The allowance for loan losses as a percentage of non-performing loans was 19.79% at June 30, 2008 compared to 39.42% at June 30, 2007 and the allowance for loan losses as a percentage of total loans was 0.40% at June 30, 2008 compared to 0.38% at June 30, 2007. While non-performing loans have increased, most of these loans are adequately collateralized by real estate. Of the $5.2 million in non-performing loans at June 30, 2008, only $936,000 required specific loss allowances totaling $114,000.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of our bank owned life insurance. Overall, non-interest income decreased to $568,000 for the year ended June 30, 2008 compared to $1.6 million for the year ended June 30, 2007. The $1.0 million decrease was attributable to the sale of the Bank’s former main office site in February 2007, which generated $974,000 in pre-tax income.

Income from fees and service charges is the largest regular component of non-interest income and totaled $353,000 and $333,000 for the years ended June 30, 2008 and 2007, respectively.

Income on bank owned life insurance was $158,000 and $150,000 for the years ended June 30, 2008 and 2007, respectively.

Non-Interest Expenses. Total non-interest expenses grew by 5.2% during the year ended June 30, 2008 and amounted to $7.1 million and $6.7 million for the years ended June 30, 2008 and 2007, respectively.

Salaries and employee benefits expense totaled $3.4 million for the year ended June 30, 2008 and was $90,000 or 2.7% higher than the prior year. The increase in expense for the period reflects normal salary increases, including an increase of $28,000 in stock option expense, offset by a reduction of $122,000 in the Bank’s 401-k pension plan expense, as a result of the plan being amended. Salaries and employee benefits are our main non-interest expense and represented 47.5% and 48.7% of non-interest expenses for the years ended June 30, 2008 and 2007, respectively. Occupancy and equipment expense rose by $41,000 to $1.3 million, a 3.3% increase over last year, while other miscellaneous expenses rose by $353,000 to $1.5 million, a 31.5% increase over last year. The increase in other miscellaneous expenses was primarily the result of increased expenses related to being a public company and Sarbanes-Oxley Section 404 compliance expense. These increases were partially offset by decreases of $87,000, or 15.6% in service bureau fees and $67,000, or 24.5% in advertising expenses, respectively. The decrease in service bureau fees was due to the negotiation of a new service contract, whereas the decrease in advertising expense was attributed to a planned reduction in spending.

Income Taxes. Income tax expense for the year ended June 30, 2008 was $315,000 as compared to $820,000 for the year ended June 30, 2007. The reduction for the year ended June 30, 2008 reflects lower pre-tax income as well as a decrease in the effective tax rate to 34.0% from 38.1%. The decrease in the effective tax rate was due to an increase in income from bank owned life insurance, which is tax exempt, as a percentage of pre-tax income.

Average Balance Sheet. The following tables set forth certain information for the years ended June 30, 2008, 2007 and 2006. The average yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Year Ended June 30,
	2008			2007			2006
	Average Balance	Interest Earned/Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$243,879	$14,974	6.14%	$228,069	$14,527	6.37%	$205,905	$12,773	6.20%
Securities	28,178	1,383	4.91%	27,690	1,214	4.38%	27,959	1,177	4.21%
Other interest-earning assets(2)	6,260	269	4.30%	8,539	390	4.57%	5,008	167	3.33%
Total interest-earning assets	278,317	16,626	5.97%	264,298	16,131	6.10%	238,872	14,117	5.91%
Non-interest-earning assets	17,978			16,555			16,719
Total assets	$295,325			$280,853			$255,591
Interest-bearing liabilities:
NOW & money market	$26,906	241	0.90%	$29,056	279	0.96%	$34,117	329	0.96%
Savings and club deposits	51,048	1,267	2.48%	48,248	896	1.86%	44,839	568	1.27%
Certificates of deposit	129,506	6,170	4.76%	119,364	5,552	4.65%	109,755	4,098	3.73%
Total interest-bearing deposits	207,460	7,678	3.70%	196,668	6,727	3.42%	188,711	4,995	2.65%
Federal Home Loan Bank advances	33,035	1,364	4.13%	41,297	2,086	5.05%	37,637	1,666	4.43%
Total interest-bearing liabilities	240,519	9,042	3.76%	237,965	8,813	3.70%	226,348	6,661	2.94%
Non-interest-bearing deposits	8,540			9,804			8,294
Other non-interest-bearing liabilities	2,300			1,879			1,782
Total liabilities	251,335			249,648			236,424
Stockholder’s equity	43,990			31,205			19,167
Total liabilities and stockholder’s equity	$295,325			$280,853			$255,591

Net interest rate spread(3)		$7,584	2.21%		$7,318	2.40%		$7,456	2.97%
Net interest margin(4)			2.72%			2.77%			3.12%
Ratio of interest-earning assets to Interest-bearing liabilities	115.72			111.07%			105.53%

________________

(1)	Non-accruing loans have been included, and the effect of such inclusion was not material. The allowance for loan losses is excluded, while construction loans in process and deferred fees are included.
(2)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended June 30,			Year Ended June 30,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans	$984	$(537)	$447	$1,398	$356	$1,754
Securities	21	148	169	(11)	48	37
Other interest-earning assets	(99)	(22)	(121)	146	77	223
Increase (decrease) in total interest income	906	(411)	495	1,533	481	2,014

Interest expense:
NOW and money market accounts	(20)	(18)	(38)	(50)	—	(50)
Savings and club	55	316	371	46	282	328
Certificates of deposit	483	135	618	381	1,073	1,454
Total interest-bearing deposits	518	433	951	377	1,355	1,732
Federal Home Loan Bank advances	(378)	(344)	(722)	172	248	420
Increase in total interest expense	140	89	229	549	1,603	2,152

Change in net interest income	$766	$(500)	$266	$983	$(1,122)	$(138)

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

At June 30, 2008, the Bank had outstanding commitments to originate loans of $7.4 million, construction loans in process of $3.6 million, unused lines of credit of $28.4 million (including $24.1 million for home equity lines of credit), and standby letters of credit of $268,000. Certificates of deposit scheduled to mature in one year or less at June 30, 2008, totaled $96.7 million.

As of June 30, 2008, the Bank had approximately $2.4 million in contractual obligations related to building improvements for its Bernardsville branch. The Bank also had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville). For additional information regarding the Bank’s lease commitments as of June 30, 2008, see Note 9 to our consolidated financial statements beginning on page F-1.

The Bank generates cash through borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations. At June 30, 2008, its total loans to deposits ratio was 112.8%. At June 30, 2008, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $104.7 million, of which $37.1 million was outstanding. As of June 30, 2008, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of June 30, 2008, the Bank exceeded all applicable regulatory capital requirements. See Note 13 to our consolidated financial statements beginning at page F-1 for more information about the Bank’s regulatory capital compliance.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Millington Savings Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At June 30, 2008, our significant off-balance sheet commitments consisted of commitments to originate loans of $7.4 million, construction loans in process of $3.6 million, unused lines of credit of $28.4 million (including $24.1 million for home equity lines of credit), standby letters of credit of $268,000, and approximately $2.4 million in contractual obligations related to building improvements for its Bernardsville branch.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since a number of commitments typically expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2008, see Note 14 to our consolidated financial statements beginning on page F-1.

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

Recent Accounting Pronouncements

Note 18 to the consolidated financial statements is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Several years ago market interest rates were at historically low levels. Beginning in June 2004 through June 2007, the U.S. Federal Reserve increased its target federal funds rate, raising it 17 times, from 1.00% to 5.25% during this period. The Federal Reserve subsequently reduced its target federal fund rate 7 times over the past year to 2.00% as of June 30, 2008. A normalization of the last year’s inverted yield occurred during the past year as a result of the Federal Reserves policy. The federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have decreased, while intermediate-and long-term market interest rates have remained stable, which we use as a guide to our loan pricing, have not decreased nor increased proportionately. The Bank has begun to realize a reduction in its deposit portfolio average rate more recently.

Quantitative Analysis. The following table presents Millington Savings Bank’s net portfolio value as of June 30, 2008. The Bank outsources its interest rate risk modeling and the net portfolio values shown in this table were calculated by an outside consultant, based on information provided by Millington Savings Bank.

	At June 30, 2008
	Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets
Changes in Rates	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
	(In thousands)
+300 bp	24,861	(11,959)	(32.48%)	8.78%	(320)bp
+200 bp	29,704	(7,116)	(19.33%)	10.18%	(180)bp
+100 bp	34,126	(2,694)	(7.32%)	11.37%	(61)bp
0 bp	36,820	0	0.00%	11.98%	0 bp
- 100 bp	35,242	(1,578)	(4.29%)	11.32%	(66)bp
- 200 bp	31,540	(5,281)	(14.34%)	10.06%	(192)bp

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

Notwithstanding the discussion above, the quantitative interest rate analysis presented above indicates that a rapid increase or decrease in interest rates would adversely affect our net interest margin and earnings.

Item 8. Financial Statements and Supplementary Data

The Company’s financial statements are contained in this Annual Report on Form 10-K immediately following Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures

(a)	Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2008.

(b)	Internal Control Over Financial Reporting

1.	Management's Annual Report on Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting appears immediately preceding the Company’s consolidated financial statements which are found following Item 15.

2.	Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

3.	Changes in Internal Control over Financial Reporting

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Proposal I – Election of Directors,” “Section 16(a) Beneficial Reporting Compliance” and “Corporate Governance” in the Registrant’s definitive proxy statement for the Registrant’s 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

The information that appears under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)

Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Principal Holders of our Common Stock” in the Proxy Statement.

(b)

Security Ownership of Management. Information required by this item is incorporated herein by reference to the section captioned “Principal Holders of our Common Stock” and “Proposal I – Election of Directors” in the Proxy Statement.

(c)

Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2008 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:
2008 Stock Compensation and Incentive Plan	275,410	$10.75	-
Total	275,410	10.75	-

Item 13. Certain Relationships and Related Transactions, and Director Independence

No directors, executive officers or their immediate family members were engaged, directly or indirectly, in transactions with the Company or any subsidiary during any of the three years ended June 30, 2008 that exceeded $120,000 (excluding loans with Millington Savings Bank).

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

Item 14. Principal Accountant Fees and Services

The information relating to this item is incorporated herein by reference to the information contained under the section captioned “Proposal II – Ratification of Appointment of Auditors” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)       The following financial statements and the independent auditors’ report appear in this Annual Report on Form 10-K immediately after this Item 15:

Management’s Report on Internal Controls
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of June 30, 2008 and 2007
Consolidated Statements of Income For the Years Ended June 30, 2008 and 2007
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended June 30, 2008 and 2007
Notes to Consolidated Financial Statements

(2)       All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)       The following exhibits are filed as part of this report:

3.1	Charter of MSB Financial Corp. *
3.2	Bylaws of MSB Financial Corp. *
4	Stock Certificate of MSB Financial Corp.*
10.1	Employment Agreement with Gary T. Jolliffe*
10.2	Employment Agreement with Michael A. Shriner*
10.3	Employment Agreement with Jeffrey E. Smith*
10.4	Form of Executive Life Insurance Agreement*
10.5	Millington Savings Bank Executive Incentive Retirement Plan Agreement for President and Chief Executive Officer*
10.6	Millington Savings Bank Executive Incentive Retirement Plan Agreement for the Benefit of Senior Officers*
10.7	Millington Savings Bank Directors Consultation and Retirement Plan*
10.8	MSB Financial Corp. 2008 Stock Compensation and Incentive Plan**
21	Subsidiaries of the Registrant
23	Consent of Beard Miller Company LLP
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________

*	Incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 333-137294
**	Incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 333-150968

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a- 15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control- Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

/s/Gary T. Jolliffe	/s/Jeffrey E. Smith
Gary T. Jolliffe President and Chief Executive Officer	Jeffrey E. Smith Vice President and Chief Financial Officer

[Letterhead of Beard Miller Company LLP]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

MSB Financial Corp. and Subsidiaries

Millington, New Jersey

We have audited the accompanying consolidated statements of financial condition of MSB Financial Corp. and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSB Financial Corp. and subsidiaries as of June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company changed its method of accounting for Defined Benefit Pension Plans in 2007.

/s/ Beard Miller Company LLP

Beard Miller Company LLP

Clark, New Jersey

September 25, 2008

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30,
	2008	2007
	(Dollars in Thousands, except Per Share Amount)
Assets
Cash and due from banks	$1,480	$1,460
Interest-earning demand deposits with banks	3,215	2,809

Cash and Cash Equivalents	4,695	4,269

Trading securities	82	114
Securities held to maturity (fair value of $28,195 and $28,684, respectively)	28,743	29,336
Loans receivable, net of allowance for loan losses of $1,025 and $926, respectively	254,290	233,498
Premises and equipment	10,759	8,907
Federal Home Loan Bank of New York stock, at cost	2,112	1,669
Bank owned life insurance	4,088	3,929
Accrued interest receivable	1,680	1,513
Deferred income taxes	1,111	954
Other assets	498	389

Total Assets	$308,058	$284,578

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$10,027	$8,217
Interest bearing	215,344	202,901

Total Deposits	225,371	211,118

Advances from Federal Home Loan Bank of New York	37,068	27,889
Advance payments by borrowers for taxes and insurance	480	505
Other liabilities	1,743	1,720

Total Liabilities	264,662	241,232

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,564,633 and 5,620,625 shares outstanding	562	562
Paid-in capital	24,188	24,153
Retained earnings	21,026	20,623
Unearned ESOP shares	(1,770)	(1,939)
Treasury stock, at cost, 55,992 and 0 shares, respectively	(609)	—
Accumulated other comprehensive loss	(1)	(53)

Total Stockholders’ Equity	43,396	43,346

Total Liabilities and Stockholders’ Equity	$308,058	$284,578

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Income

	Years Ended June 30,
	2008	2007
	(In Thousands, Except Per Share Amounts)
Interest Income
Loans receivable, including fees	$14,974	$14,527
Securities held to maturity	1,383	1,214
Other	269	390

Total Interest Income	16,626	16,131

Interest Expense
Deposits	7,678	6,727
Borrowings	1,364	2,086

Total Interest Expense	9,042	8,813

Net Interest Income	7,584	7,318

Provision for Loan Losses	135	5

Net Interest Income after Provision for Loan Losses	7,449	7,313

Non-Interest Income
Fees and service charges	353	333
Income from Bank Owned Life Insurance	158	150
Unrealized (loss) gain on trading securities	(32)	5
Income from investment in real estate	—	1,007
Other	89	84

Total Non-Interest Income	568	1,579

Non-Interest Expenses
Salaries and employee benefits	3,370	3,280
Directors compensation	289	269
Occupancy and equipment	1,280	1,239
Service bureau fees	472	559
Advertising	206	273
Other	1,473	1,120

Total Non-Interest Expenses	7,090	6,740

Income before Income Taxes	927	2,152
Income Taxes	315	820
Net Income	$612	$1,332

Weighted average number of shares of common stock outstanding, basic and diluted	5,430	4,215

Earnings per share - basic and diluted	$.11	$.32

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
				Unearned		Other	Total
	Common	Paid-In	Retained	ESOP	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Stock	Loss	Equity
	(Dollars, in Thousands

Balance – June 30, 2006	$1	$199	$19,291	$—	$—	$—	$19,491

Net income	—	—	1,332	—	—	—	1,332
Issuance of common stock, net of expenses (5,620,625 shares)	561	23,941	—	—	—	—	24,502
Adjustment to initially apply FASB Statement No. 158, net of deferred income tax of $35	—	—	—	—	—	(53)	(53)
Common stock acquired by ESOP	—	—	—	(2,023)	—	—	(2,023)
ESOP shares earned	—	13	—	84	—	—	97

Balance - June 30, 2007	562	24,153	20,623	(1,939)	—	(53)	43,346

Net income	—	—	612	—	—	—	612
Other comprehensive income, net of tax:
Pension cost, net of income taxes of $34	—	—	—	—	—	52	52
Comprehensive Income							664
Dividends declared ($0.09 per share)	—	—	(209)	—	—	—	(209)
ESOP shares earned	—	7	—	169	—	—	176
Treasury stock repurchased (55,992 Shares)	—	—	—	—	(609)	—	(609)
Stock-based compensation	—	28	—	—	—	—	28

Balance - June 30, 2008	$562	$24,188	$21,026	$(1,770)	$(609)	$(1)	$43,396

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2008	2007
	(In Thousands)
Cash Flows from Operating Activities
Net income	$612	$1,332
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) of securities premiums and discounts and deferred loan fees and costs	(144)	(136)
Depreciation and amortization expense	529	527
Amortization component of net periodic pension cost	86	—
ESOP compensation	176	97
Stock based compensation	28	—
Provision for loan losses	135	5
Earnings on bank owned life insurance	(158)	(150)
Unrealized loss (gain) trading securities	32	(5)
(Gain) on sale of investment in real estate	—	(974)
Gain on sale of equipment	—	(2)
(Increase) in accrued interest receivable	(167)	(163)
Deferred income taxes	(191)	(167)
(Increase) in other assets	(110)	(146)
(Decrease) increase in other liabilities	(106)	402
Increase in interest payable	60	2

Net Cash Provided by Operating Activities	782	622

Cash Flows from Investing Activities
Activity in held to maturity securities:
Purchases	(20,000)	(3,988)
Maturities, calls and principal repayments	20,590	2,359
Net increase in loans receivable	(20,780)	(15,046)
Proceeds from sales of investment in real estate	—	1,061
Proceeds from sale of equipment	—	2
Purchase of bank premises and equipment	(2,381)	(526)
Redemption of bank owned life insurance	—	225
Purchase of Federal Home Loan Bank of New York stock	(3,629)	(5,051)
Redemptions of Federal Home Loan Bank of New York stock	3,186	6,203

Net Cash Used in Investing Activities	(23,014)	(14,761)

Cash Flows from Financing Activities
Net increase in deposits	14,253	16,363
Net (decrease) in short-term borrowings	(16,000)	(25,500)
Proceeds from long-term borrowings	26,000	—
Repayments of long-term borrowings	(821)	(791)
(Decrease) in advance payments by borrowers for taxes and insurance	(25)	(24)
Proceeds of initial public stock offering	—	24,502
Cash dividends paid to minority shareholders	(140)	—
Stock acquired for ESOP plan	(609)	(2,023)

Net Cash Provided by Financing Activities	22,658	12,527

Net Increase (Decrease) in Cash and Cash Equivalents	426	(1,612)

Cash and Cash Equivalents – Beginning	4,269	5,881
Cash and Cash Equivalents – Ending	$4,695	$4,269

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2008	2007
	(In Thousands)
Supplementary Cash Flows Information
Interest paid	$8,982	$8,811

Income taxes paid	$634	$909

Dividends declared, not yet paid	$69	$—

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

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

MSB Financial, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization. The MHC has not engaged in any significant business other than its ownership interest in the Company since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company. At June 30, 2008, the MHC owned 55.6% of the Company’s outstanding common shares.

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

The primary business of the Service Corp. was the ownership and operation of a single commercial rental property. This property was sold during the year ended June 30, 2007. Currently the Service Corp. is inactive.

MSB Financial Corp. and Subsidiaries

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Individual securities are considered impaired when fair value is less than amortized cost. Management evaluates on a quarterly basis whether any securities are other-than-temporarily impaired. In making this determination, we consider the extent and duration of the impairment, the nature and financial health of the issuer, other factors relevant to specific securities, and our ability and intent to hold securities for a period of time sufficient to allow for any anticipated recovery in market value. If a security is determined to be other-than-temporarily impaired, an impairment loss is charged to operations.

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

MSB Financial Corp. and Subsidiaries

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Investment in Real Estate

Investment in real estate consisted of real property originally acquired for banking operations and subsequently used as rental property. Net income from operations is recorded in operations as earned. Depreciation charges are computed on the straight line method over the estimated useful life of the property. The property was sold during the year ended June 30, 2007.

Premises and Equipment

Premises and equipment are comprised of land, at cost, and buildings, building improvements, furnishings and equipment and leasehold improvements, at cost, less accumulated depreciation and amortization. Depreciation and amortization charges are computed on the straight-line method over the following estimated useful lives:

Years
Building and improvements	5 - 50
Furnishings and equipment	3 – 7
Leasehold improvements	Shorter of useful life or term of lease

Significant renewals and betterments are charged to the property and equipment account. Maintenance and repairs are charged to operations in the year incurred. Rental income is netted against occupancy costs in the consolidated statements of income.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula. The restricted stock is carried at cost.

Bank Owned Life Insurance

Bank owned life insurance is carried at net cash surrender value. The change in the net asset value is recorded as a component of non-interest income.

Note 1 - Summary of Significant Accounting Policies (Continued)

Defined Benefit Plans

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” – an Amendment of FASB Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires two major changes to accounting for defined benefit and postretirement plans, with two different effective dates. The first requirement of SFAS No. 158, which the Company adopted as of June 30, 2007, requires the recognition of the over-funded and under-funded status of a defined benefit postretirement plan as an asset or liability in the consolidated statement of financial condition, with changes in the funded status recorded through other comprehensive income in the year in which those changes occur.

The second requirement of SFAS No.158, which was effective for the Company as of July 1, 2008, requires that the funded status be measured as of the entity’s fiscal year-end rather than as of an earlier date currently permitted. The Company currently uses a measurement date of April 1 for its defined benefit pension plans. The Company does not expect the adoption of the second requirement of SFAS No. 158 to have a material impact on our consolidated financial position, results of operations or cash flows.

Stock-based Compensation Plans

The Company adopted SFAS No. 123(R) upon approval of the MBS Financial Corp. 2008 Stock Compensation and Incentive Plan on March 10, 2008, and, accordingly, expenses the fair value of all options granted over their vesting periods and the fair value of all share-based compensation granted over the requisite service periods.

Advertising

The Company expenses advertising and marketing costs as incurred.

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

Effective June 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN48”). The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the year ended June 30, 2008. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the consolidated statement of income. The Company did not recognize any interest and penalties for the years ended June 30, 2008 and 2007. The tax years subject to examination by the taxing authorities are the years ended June 30, 2007, 2006, and 2005.

Note 1 – Summary of Significant Accounting Policies (Continued)

Off-Balance Sheet Credit-Related Financial Instruments

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under lines of credit. Such financial instruments are recorded when they are funded.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. The 10,000 shares issued to MSB Financial, MHC in connection with the formation of the mutual holding company structure in 2004 were “replaced” with 3,091,344 shares, or 55% of the shares issued in the Company’s initial public offering, upon completion of the offering on January 4, 2007. This transaction is analogous to a stock split or significant stock dividend. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earning per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings per share did not differ from basic earnings per share for the year ended June 30, 2008, as the 39,879 weighted average number of outstanding stock options were all anti- dilutive. Diluted earnings per share did not differ from basic earnings per share for the year ended June 30, 2007 as there were no contracts or securities exercisable or which could be converted into common stock during the period.

Other Comprehensive Income

Other comprehensive income includes benefit plans amounts recognized under SFAS No. 158. This adjustment to other comprehensive income reflects, net of tax, transition obligations, prior service costs and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of SFAS No. 158. The Company has elected to report the effects of other comprehensive income in the consolidated statements of changes in stockholders’ equity.

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

Note 2 - Stock Offering and Stock Repurchase Program

A registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Savings Bank’s newly established Employee Stock Ownership Plan (“ESOP”). Net proceeds of the offering totaled approximately $24.5 million. Concurrent with the closing of the offering, the MHC received 3,091,344 shares of company stock in exchange for the 10,000 shares previously owned. At June 30, 2008, the MHC is the majority stockholder of the Company owning 55.6% of the Company’s outstanding common stock. Prior to January 4, 2007, the MHC owned 100% of the Company’s outstanding common stock.

On January 29, 2008, the Board of Directors authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5% of its outstanding shares (excluding shares held by the MHC), representing up to 126,464 shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Repurchased shares are held as treasury stock and are available for general corporate purposes. During the year ended June 30, 2008, the Company purchased 55,992 shares at a cost of $609,000 or approximately $10.88 per share. The remaining 70,472 shares were repurchased during the period July 1, 2008 through August 11, 2008, inclusive.

On August 21, 2008, the Company announced the Board of Directors had authorized a second stock repurchase program pursuant to which the Company intends to repurchase up to an additional 5%, or 120,140 shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Repurchased shares are held as treasury stock and are available for general corporate purposes.

Note 3 - Securities Held to Maturity

The amortized cost of securities held to maturity and their approximate fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2008:
U.S. Government agencies	$24,023	$2	$585	$23,440
Mortgage-backed securities	4,720	47	12	4,755

	$28,743	$49	$597	$28,195

June 30, 2007:
U.S. Government agencies	$24,120	$—	$637	$23,483
Mortgage-backed securities	5,216	36	51	5,201

	$29,336	$36	$688	$28,684

All mortgage-backed securities at June 30, 2008 and 2007 have been issued by FNMA, FHLMC or GNMA.

The amortized cost and estimated fair value of securities held to maturity at June 30, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
U.S. Government agencies:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,000	2,001
Due thereafter	22,023	21,439
	24,023	23,440

Mortgage-backed securities	4,720	4,755
	$28,743	$28,195

Note 3 - Securities Held to Maturity (Continued)

There were no sales of securities held to maturity during the years ended June 30, 2008 and 2007. At June 30, 2008 and 2007, securities held to maturity with a carrying value of approximately $467,000 and $474,000, respectively, were pledged to secure public funds on deposit.

The following table shows the gross unrealized losses and fair value of securities in an unrealized loss position, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
June 30, 2008:
U.S. Government agencies	$17,996	$585	$4,000	$—	$21,996	$585
Mortgage-backed securities	—	—	1,120	12	1,120	12

	$17,996	$585	$5,120	$12	$23,116	$597

June 30, 2007:
U.S. Government agencies	$1,977	$23	$21,477	$614	$23,454	$637
Mortgage-backed securities	194	3	1,030	48	1,224	51

	$2,171	$26	$22,507	$662	$24,678	$688

At June 30, 2008, management concluded that the unrealized losses above (which related to 8 U.S. Government Agency bonds and 2 mortgage-backed securities compared to 13 and 4 respectively, as of June 30, 2007) are temporary in nature since they are not related to the underlying credit quality of the issuers and the Company has the ability and intent to hold these securities for a time necessary to recover their cost. The losses above are primarily related to market interest rates.

Note 4 - Loans Receivable

The composition of loans receivable at June 30, 2008 and 2007 is as follows:

	2008	2007
	(In Thousands)
Real estate mortgage:
One-to-four family	$145,868	$123,601
Commercial	30,068	28,989

	175,936	152,590

Real estate construction	17,771	23,822

Consumer:
Deposit accounts	518	1,140
Equity	54,778	55,896
Automobile	485	596
Personal	80	99
Overdraft protection	176	160

	56,037	57,891

Commercial	9,285	8,338

Total Loans	259,029	242,641

Loans in process	(3,568)	(7,999)
Allowance for loan losses	(1,025)	(926)
Deferred loan fees	(146)	(218)

	$254,290	$233,498

The following table presents changes in the allowance for loan losses for the years ended June 30, 2008 and 2007:

	2008	2007
	(In Thousands)
Balance, beginning	$926	$921
Provision charged to operations	135	5
Loans charged off	(42)	(3)
Recoveries of loans previously charged off	6	3

Balance, ending	$1,025	$926

Note 4 - Loans Receivable (Continued)

At June 30, 2008 and 2007, the Savings Bank had loans in the amount of $2.7 million and $634,000, respectively, that were considered to be impaired. At June 30, 2008, $936,000 of the loans deemed impaired were subject to specific loss reserves totaling $114,000. There were no specific loss reserves on impaired loans at June 30, 2007. The average balances of impaired loans outstanding during the years ended June 30, 2008 and 2007, were $1.7 million and $634,000, respectively. Interest income recorded on impaired loans during the year ended June 30, 2008, was $161,000 and not significant during the year ended June 30, 2007. Loans on which the accrual of interest has been discontinued amounted to $2,936,000 and $1,582,000 at June 30, 2008 and 2007, respectively. During the years ended June 30, 2008 and 2007, $169,000 and $94,000, respectively, in interest was collected and recognized on these loans. During the years ended June 30, 2008 and 2007, had all such loans been performing in accordance with their original terms, interest income of $186,000 and $132,000, respectively, would have been recognized. The Savings Bank is not committed to lend additional funds on these non-accrual loans. At June 30, 2008 and 2007, the Savings Bank had loans which were ninety days or more delinquent and still accruing interest of $2.2 million and $767,000, respectively. Such loans were considered to be well collateralized.

Note 5 - Premises and Equipment

The components of premises and equipment at June 30, 2008 and 2007 are as follows:

	2008	2007
	(In Thousands)
Land	$671	$671
Buildings and improvements	3,180	3,169
Leasehold improvements	1,768	1,768
Furnishings and equipment	2,676	2,612
Assets being developed for future use	6,377	4,071

	14,672	12,291
Accumulated depreciation and amortization	(3,913)	(3,384)

	$10,759	$8,907

Depreciation and amortization expense on premises and equipment totaled $529,000 and $518,000 during the years ended June 30, 2008 and 2007, respectively.

Assets being developed for future use include $3,725,000 in property purchased and $2.4 million in renovation costs related to a facility that was placed in service in August 2008.

Note 6 - Accrued Interest Receivable

The components of interest receivable at June 30, 2008 and 2007 are as follows:

	2008	2007
	(In Thousands)

Loans	$1,238	$1,170
Securities held to maturity	442	343

	$1,680	$1,513

Note 7 - Deposits

Deposits at June 30, 2008 and 2007 consist of the following major classifications:

	2008		2007
	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)

Non-interest bearing demand	$10,027	—%	$8,217	—%
NOW	24,860.72		25,224	1.02
Super NOW	1,377.80		1,214	1.00
Savings and club	66,219	2.52	46,499	2.37
Money market demand	1,379.95		1,582	1.15
Certificates of deposit	121,509	4.28	128,382	4.88

	$225,371	3.14%	$211,118	3.62%

A summary of certificates of deposit by maturity at June 30, 2008 is as follows (in thousands):

Year ended June 30:
2009	$96,706
2010	9,871
2011	2,275
2012	1,995
2013	3,288
Thereafter	7,374

$121,509

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $42,519,000 and $44,708,000 at June 30, 2008 and 2007, respectively. Generally, deposits in excess of $100,000 are not insured by the FDIC.

A summary of interest expense for the years ended June 30, 2008 and 2007 is as follows:

	2008	2007
	(In Thousands)

Demand	$241	$279
Savings and club	1,267	896
Certificates of deposit	6,170	5,552

	$7,678	$6,727

Note 8 - Advances from Federal Home Loan Bank of New York

The Savings Bank has various credit facilities with the Federal Home Loan Bank, which expire on July 31, 2008, and provide borrowings up to $66,538,000. The Savings Bank has subsequently renewed its borrowing agreement with the Federal Home Loan Bank through the period ending July 31, 2009, with borrowings up to $54,000,000. Short-term borrowings against this facility totaled $0 and $16,000,000 as of June 30, 2008 and 2007, respectively. The interest rate on short-term borrowings at June 30, 2007 was 5.49%. Long-term debt due to the Federal Home Loan Bank at June 30, 2008 and 2007 consisted of the following:

Maturity	Fixed Interest Rate	2008	2007
		(In Thousands)

August 10, 2009	4.641%	$6,000	$—
August 11, 2009	3.600	1,068	1,889
December 30, 2009	4.250	5,000	5,000
June 1, 2010	4.280	5,000	5,000
November 27, 2017	3.272	10,000	—
March 15, 2018	3.460	10,000	—

	3.822%	$37,068	$11,889

The advances are secured by a blanket assignment of unpledged and qualifying mortgage loans.

Note 9 - Lease Commitments and Total Rental Expense

The Savings Bank leases three branch locations under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of  one year or more, consisted of the following at June 30, 2008 (in thousands):

Year Ended June 30:
2009	$350
2010	361
2011	361
2012	375
2013	286
Thereafter	1,196

$2,929

The minimum payments have not been reduced by minimum sublease rentals of $435,000 due in the future under noncancellable subleases.

The total rental expense for all leases for the years ended June 30, 2008 and 2007 was approximately $344,000 and $420,000, respectively.

Note 10 - Income Taxes

The income tax provision consists of the following for the years ended June 30, 2008 and 2007:

	2008	2007
	(In Thousands)

Current:
Federal	$383	$755
State	123	232

	506	987

Deferred:
Federal	(143)	(131)
State	(48)	(36)

	(191)	(167)

	$315	$820

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income at June 30, 2008 and 2007, is as follows:

	2008		2007
	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in Thousands)

Federal income tax at statutory rate	$315	34.0%	$732	34.0%
State tax, net of federal benefit	50	5.4	129	6.0
Bank Owned Life Insurance	(54)	(5.8)	(52)	(2.4)
Other	4	0.4	11	0.5

	$315	34.0%	$820	38.1%

Note 10 - Income Taxes (Continued)

The components of the net deferred tax asset at June 30, 2008 and 2007 are as follows:

	2008	2007
	(In Thousands)
Deferred tax assets:
Depreciation	$160	$84
Allowances for losses on loans and commitments	423	385
Uncollected interest	30	21
Benefit plans	462	410
Accumulated other comprehensive income-benefit plans	1	35
Other	35	21
	1,111	956

Deferred tax liabilities – Other	—	2

Net Deferred Tax Asset	$1,111	$954

Retained earnings include $1,466,000 at June 30, 2008 and 2007, for which no provision for income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Savings Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from “applicable excess reserve” defined as the total amount of reserve over the base year reserve. The Savings Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

Note 11 - Benefit Plans

Directors’ Retirement Plan

The Savings Bank has a Directors’ Retirement Plan, which provides that any Director meeting specified age and service requirements may retire and continue to be paid. This plan is unfunded.

The following table sets forth the plan’s funded status and activity for the years ended June 30, 2008 and 2007:

	2008	2007
	(Dollars In Thousands)
Actuarial present value of benefit obligations	$685	$621

Projected benefit obligation – beginning	$743	$634
Service cost	26	23
Interest cost	46	39
Actuarial (gain) loss	(10)	71
Annuity payment	(24)	(24)

Projected benefit obligation – ending	$781	$743

Plan assets at fair value – beginning	$—	$—
Employer contribution	24	24
Settlements/payments	(24)	(24)

Plan assets at fair value – ending	$—	$—

Projected benefit obligation in excess of assets at fair value	$781	$743
Amount contributed in the fourth quarter	(6)	(6)

Accrued pension cost included in other liabilities	$775	$737

Assumptions:
Discount rate	6.75%	6.38%
Fee increase	4.00%	3.75%

Note 11 - Benefit Plans (Continued)

Directors’ Retirement Plan (Continued)

Net periodic pension cost for the years ended June 30, 2008 and 2007, included the following:

	2008	2007
	(Dollars In Thousands)
Service cost	$26	$23
Interest cost	46	39
Amortization of unrecognized past service liability	11	13

Net periodic plan cost	$83	$75

Assumptions:
Discount rate	6.38%	6.25%
Fee increase	3.75%	3.25%

For the year ended June 30, 2009, the Savings Bank expects to contribute $37,000 to the plan.

Estimated future benefit payments for years ending June 30, which reflect expected future service, as appropriate, are as follows (in thousands):

2009	$37
2010	38
2011	64
2012	73
2013	80
2014 - 2018	$532

As of June 30, 2008 and 2007, unrecognized past service liabilities and actuarial losses aggregating $120,000 and $142,000, respectively, were included, net of income taxes of $48,000 and $57,000, respectively, in accumulated other comprehensive income. Approximately $11,000 of this amount is expected to be recognized as a component of net periodic plan cost during the year ending June 30, 2009.

Note 11 - Benefit Plans (Continued)

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

The following table sets forth the plan’s funded status and activity for the years ended June 30, 2008 and 2007:

	2008	2007
	(Dollars In Thousands)
Actuarial present value of benefit obligations	$267	$234

Projected benefit obligation – beginning	$234	$216
Service cost	87	79
Interest cost	15	14
Actuarial (gain) loss	(69)	(75)

Projected benefit obligation – ending (accrued pension cost included in other liabilities)	$267	$234

Assumptions:
Discount rate	6.75%	6.38%
Fee increase	4.00%	3.75%

Net periodic plan cost for the years ended June 30, 2008 and 2007, included the following:

	2008	2007
	(Dollars In Thousands)

Service Cost	$87	$79
Interest Cost	15	14
Amortization of unrecognized (gain)	(4)	—
Net periodic plan cost	$98	$93

Assumptions:
Discount rate	6.38%	6.25%
Salary increase rate	3.75%	3.25%

Note 11 - Benefit Plans (Continued)

Executive Incentive Retirement Plan (Continued)

For the year ending June 30, 2009, the Savings Bank expects to contribute $14,000 to the plan. There were no contributions made to the plan for the years ended June 30, 2008 and June 30 2007, respectively.

Estimated future benefit payments for the years ending June 30, which reflect expected future service, as appropriate, are as follows:

2009	$14
2010	222
2011	5
2012	9
2013	9
2014 – 2018	172

As of June 30, 2008 and 2007, actuarial gains of $119,000 and $54,000, respectively, were included, net of income taxes of $47,000 and $22,000, respectively, in accumulated other comprehensive income. Approximately $13,000 of this amount is expected to be recognized as a component of net periodic plan cost during the year ending June 30, 2009.

401(k) Savings and Profit Sharing Plan

The Savings Bank sponsors a savings and profit sharing plan, pursuant to Section 401(k) of the Internal Revenue Code (“IRC”), for all eligible employees. The plan has a profit sharing component paid annually by the Savings Bank of 5% (11% for the calendar year 2006) of each eligible employee’s compensation. Employees may also elect to defer up to 80% of their compensation, subject to IRC limitations. The Savings Bank will match 50% of the first 6% of the employee’s salary deferral up to a maximum of 3% of each employee’s compensation. The Plan expense amounted to approximately $69,000 and $273,000 for the years ended June 30, 2008 and 2007, respectively.

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

Note 11 - Benefit Plans (Continued)

The ESOP is accounted for in accordance with Statement of Position 93-6, “Accounting for Employee Stock Ownership Plans,” which was issued by the American Institute of Certified Public Accountants. Accordingly, ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a monthly basis, 1,405 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic earnings per common share computations. ESOP compensation expense was approximately $175,000 and $97,000 for the years ended June 30, 2008 and 2007, respectively.

ESOP shares at June 30 are summarized as follows:

	2008	2007

Allocated shares	16,862	—
Shares committed to be released	8,431	8,431
Unearned shares	177,049	193,911
Total ESOP Shares	202,342	202,342
Fair value of unearned shares	$1,928,066	$2,181,500

Stock-Based Compensation

At the Company’s annual stockholders’ meeting held on March 10, 2008, stockholders of the Company approved the MSB Financial Corp. 2008 Stock Compensation and Incentive Plan. Under this plan, the Company may grant options to purchase up to 275,410 shares of Company common stock. At June 30, 2008, there were no shares remaining for future option grants under the plan.

On May 9, 2008, options to purchase 275,410 shares of common stock at $10.75 per share were awarded and will expire no later than ten years following the grant date. The options granted vest over a five-year service period, with 20% of the awards vesting on each anniversary date of grant. The fair value of the options granted, as computed using the Black-Scholes option-pricing model, was determined to be $2.99 per option based upon the following underlying assumptions: a risk-free interest rate, expected option life, expected stock price volatility, and dividend yield of 3.33%, 6.5 years, 24.23%, and 1.11%, respectively.

The risk-free interest rate was based on the U.S. Treasury yield at the option grant date for securities with a term matching the expected life of the options granted. The expected life was calculated using the “simplified” method provided for under Staff Accounting Bulletin No. 110 as the Company has no prior option experience to draw upon. Expected volatility was calculated based upon the actual price history of the Company’s common stock up until the date of the option grants. The dividend yield was calculated based upon the most recent annualized cash dividend declared by the Company and the market value of the Company’s common stock at the grant date.

Management recognizes compensation expense for the fair value of the options, which have graded vesting, on a straight-line basis over the requisite service period of the awards. During the year ended June 30, 2008, approximately $27,000 in stock option expense was recorded along with income tax benefits of $4,000.

Note 11 - Benefit Plans (Continued)

A summary of stock option activity follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at June 30, 2007	—
Granted	275,410	$10.75

Outstanding at June 30, 2008	275,410	10.75	9.8 years	$33,049

Exercisable at June 30, 2008	—

Shares issued upon the exercise of stock options are planned to be issued from treasury stock. Expected future compensation expense relating to the 275,410 non-vested options outstanding at June 30, 2008 is $796,000 over a weighted average period of 4.8 years.

Note 12 - Transactions with Officers and Directors

The Savings Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its officers, directors, their immediate families, and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons were indebted to the Savings Bank for loans totaling $8,819,000 and $8,016,000 at June 30, 2008 and 2007, respectively. During the year ended June 30, 2008, $4,605,000 of new loans and $3,802,000 of repayments were made.

Note 13 - Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible, core and risk-based capital as defined in the regulations. Management believes, as of June 30, 2008 and 2007, that the Savings Bank met all capital adequacy requirements to which it is subject.

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

Note 13 - Regulatory Capital (Continued)

The following tables present a reconciliation of capital per GAAP and regulatory capital and information as to the Savings Bank’s capital levels at the dates presented:

	June 30,
	2008	2007
	(In Thousands)
GAAP capital	$31,802	$30,889
Investment in subsidiary	(641)	(641)
Accumulated other comprehensive loss	1	53

Core and tangible capital	31,162	30,301
Allowance for loan loss	1,025	926
Allowance for loan commitments	34	37

Total Capital	$32,221	$31,264

					To be Well Capitalized
					under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
June 30, 2008:
Tangible	$ 31,162	10.06%	$ > 4,647	>1.50%	N/A	N/A
Core (leverage)	31,162	10.06	>12,391	>4.00	$ >15,489	> 5.00%
Tier 1 risk-based	31,162	15.01	N/A	N/A	>12,458	> 6.00
Total risk-based	32,221	15.52	>16,610	>8.00	>20,763	>10.00

June 30, 2007:
Tangible	$ 30,301	10.68%	$ > 4,257	>1.50%	N/A	N/A
Core (leverage)	30,301	10.68	>11,352	>4.00	$ >14,190	> 5.00%
Tier 1 risk-based	30,301	15.67	N/A	N/A	>11,601	> 6.00
Total risk-based	31,264	16.17	>15,468	>8.00	>19,336	>10.00

Note 14 - Commitments and Contingencies

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

Note 14 - Commitments and Contingencies (Continued)

At June 30, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2008	2007
	(In Thousands)
Commitments to grant loans	$7,401	$2,475
Unfunded commitments under lines of credit	28,361	25,876
Standby letters of credit	268	298

	$36,030	$28,649

At June 30, 2008, the commitments to grant loans included $2,821,000 of fixed rate mortgage loans with interest rates ranging from 5.25% to 6.75% and $4,580,000 of variable rate construction loans with an initial interest rate ranging from 5.00% to 6.00%. Of the unfunded commitments under lines of credit at June 30, 2008, $24,139,000 was available under a homeowner’s equity lending program, $466,000 was available under an overdraft protection lending program and $3,756,000 was available under commercial lines of credit. Amounts outstanding under these programs were assessed interest ranging from 1.00% below the prime rate to 4.00% over the prime rate. At June 30, 2008, amounts issued on standby performance letters of credit were assessed an issuance fee equal to 1.00% of the face amount of such letter of credit.

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

Standby letters of credit are conditional commitments issued by the Savings Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Savings Bank requires collateral supporting these letters of credit when deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2008 and 2007 for guarantees under standby letters of credit issued is not material.

At June 30, 2008, the Company had commitments for building improvements in the amount of approximately $2.4 million.

Note 15 - Fair Value of Financial Instruments

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

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest receivable and payable approximate fair value.

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

Note 15 - Fair Value of Financial Instruments (Continued)

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.

As of June 30, 2008 and 2007, the fair value of the commitments to extend credit was not considered to be material.

The carrying amounts and estimated fair values of financial instruments at June 30, 2008 and 2007 are as follows:

	2008		2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$4,695	$4,695	$4,269	$4,269
Trading securities	82	82	114	114
Securities held to maturity	28,743	28,195	29,336	28,684
Loans receivable	254,290	254,325	233,498	233,526
Federal Home Loan Bank stock	2,112	2,112	1,669	1,669
Accrued interest receivable	1,680	1,680	1,513	1,513

Financial liabilities:
Deposits	225,371	226,468	211,118	211,611
Advances from Federal Home Loan Bank of New York	37,068	38,874	27,889	27,861
Accrued interest payable	176	176	116	116

Note 16 - Parent Only Financial Statements

Statements of Financial Condition
	June 30,
	2008	2007
	(In Thousands)
Assets
Cash and due from banks	$9,762	$10,470
Loans receivable	1,865	1,973
Investment in subsidiaries	31,802	30,889
Other assets	43	38

Total Assets	$43,472	$43,370

Liabilities
Other liabilities	$76	$24
Total liabilities	76	24

Stockholders’ Equity
Stockholders’ equity:
Common stock	562	562
Paid-in capital	24,188	24,153
Unearned ESOP	(1,770)	(1,939)
Retained earnings	21,026	20,623
Treasury Stock	(609)	—
Accumulated other comprehensive loss	(1)	(53)

Total Stockholders’ Equity	43,396	43,346

Total Liabilities and Stockholders’ Equity	$43,472	$43,370

Statements of Income
	Years Ended June 30,
	2008	2007
	(In Thousands)
Equity in undistributed earnings of subsidiaries	$659	$1,325
Interest income	159	83
Non-interest expense	(238)	(58)

Income Before Income Taxes	580	1,350

Income tax (benefit) expense	(32)	18

Net Income	$612	$1,332

Note 16 - Parent Only Financial Statements (Continued)

Statements of Cash Flows
	Years Ended June 30,
	2008	2007
	(In Thousands)
Cash Flows from Operating Activities
Net income	$612	$1,332
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(659)	(1,325)
Net change in other assets and liabilities	(20)	(14)

Net Cash (Used in) Operating Activities	(67)	(7)

Cash Flows from Investing Activities
Purchase of common stock of savings bank	—	(10,228)
ESOP loan	—	(2,023)
Repayment of ESOP loan receivable	108	50

Net Cash Provided by (Used in) Investing Activities	108	(12,201)

Cash Flows from Financing Activities
Proceeds from initial public stock offering	—	24,502
Common stock acquired by the ESOP	—	(2,023)
Dividends paid to minority stockholders	(140)	—
Purchase of treasury stock	(609)	—

Net Cash Provided by (Used in) Financing Activities	(749)	22,479

Net Increase (Decrease) in Cash and Cash Equivalents	(708)	10,271

Cash and Cash Equivalents - Beginning	10,470	199

Cash and Cash Equivalents - Ending	$9,762	$10,470

Note 17 - Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2008 and 2007:

	Year Ended June 30, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
Interest income	$4,103	$4,199	$4,176	$4,148
Interest expense	2,280	2,328	2,258	2,176

Net Interest Income	1,823	1,871	1,918	1,972

Provision for loan losses	15	40	40	40

Net Interest Income after Provision for Loan Losses	1,808	1,831	1,878	1,932

Non-interest income	159	165	119	125
Non-interest expenses	1,783	1,635	1,736	1,936

Income before Income Taxes	184	361	261	121

Income taxes	58	127	91	39

Net Income	$126	$234	$170	$82

Earnings per share:
Basic and diluted	$0.02	$0.04	$0.03	$0.02

Note 17 - Quarterly Results of Operations (Unaudited) (Continued)

	Year Ended June 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
Interest income	$3,874	$4,041	$4,102	$4,114
Interest expense	2,195	2,310	2,081	2,227

Net Interest Income	1,679	1,731	2,021	1,887

Provision for loan losses	—	—	—	5

Net Interest Income after Provision for Loan Losses	1,679	1,731	2,021	1,882

Non-interest income	153	163	1,120	143
Non-interest expenses	1,611	1,625	1,720	1,784

Income before Income Taxes	221	269	1,421	241

Income taxes	78	97	562	83

Net Income	$143	$172	$859	$158

Earnings per share:
Basic and diluted	$0.05	$0.06	$0.16	$0.03

Note 18 – Recent Accounting Pronouncements

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

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement

Note 18 – Recent Accounting Pronouncements (Continued)

benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The adoption is required in fiscal years beginning after December 15, 2007, with early adoption permitted. Upon the implementation of EITF 06-04 on July 1, 2008, the Company recorded a cumulative effect adjustment of $96,000 as a reduction of retained earnings. The future annual expense is not expected to be material.

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

Staff Accounting Bulletin (“SAB”) No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14 “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company expects that SAB 110 will not have a material impact on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 29, 2008.

MSB FINANCIAL CORP.
/s/ Gary T. Jolliffe
	By:	Gary T. Jolliffe
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on September 29, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Gary T. Jolliffe
Gary T. Jolliffe President, Chief Executive Officer and Director		Albert N. Olsen Chairman of the Board
/s/ E. Haas Gallaway		/s/ W. Scott Gallaway
E. Haas Gallaway, Jr. Director		W. Scott Gallaway Director
/s/ Dr. Thomas G. McCain		/s/ Ferdinand J. Rossi
Dr. Thomas G. McCain Director		Ferdinand J. Rossi Director
/s/ Michael A. Shriner		/s/ Jeffrey E. Smith
Michael A. Shriner Executive Vice President, Chief Operating Officer and Director		Jeffrey E. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)