Form 10-Q
period 2008-09-30
MSB FINANCIAL CORP.
filed 2008-11-14
CIK 1374783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 7, 2008:

$0.10 par value common stock - 5,455,197 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements

	Consolidated Statements of Financial Position
	at September 30, 2008 and June 30, 2008 (Unaudited)	2

	Consolidated Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2008 and 2007 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Three Months
	Ended September 30, 2008 and 2007 (Unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	11

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T:	Controls and Procedures	17

PART II - OTHER INFORMATION		18

Item 1: Legal Proceedings		18

Item 1A: Risk Factors		18

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds		18

Item 3: Defaults Upon Senior Securities		18

Item 4: Submission of Matters to a Vote of Security Holders		18

Item 5: Other Information		18

Item 6: Exhibits		18

SIGNATURES		19

MSB FINANCIAL CORP AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	(Unaudited)

	September 30,	June 30,
	2008	2008
	(Dollars in thousands,
	except per share amounts)
Assets
Cash and due from banks	$2,470	$1,480
Interest-bearing demand deposits with banks	5,160	3,215

Total Cash and Cash Equivalents	7,630	4,695

Trading securities	85	82
Securities held to maturity (fair value $26,754 and
$28,195, respectively)	27,763	28,743
Loans receivable, net of allowance for loan losses
of $1,090 and $1,025, respectively	262,230	254,290
Premises and equipment	11,353	10,759
Federal Home Loan Bank of New York stock, at cost	2,587	2,112
Bank owned life insurance	4,130	4,088
Accrued interest receivable	1,561	1,680
Deferred income taxes	1,237	1,111
Other assets	655	498
Total Assets	$319,231	$308,058

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Non-interest bearing	$10,950	$10,027
Interest bearing	215,855	215,344
Total Deposits	226,805	225,371

Advances from Federal Home Loan Bank of NY	47,608	37,068
Advance payments by borrowers for taxes and insurance	432	480
Other liabilities	1,965	1,743
Total liabilities	276,810	264,662

Commitments and Contingencies	—	—

Stockholders' Equity
Common Stock, par value $.10; 10,000,000 shares authorized:
5,620,625 issued; 5,467,817 and 5,564,633 shares outstanding,
Respectively	562	562
Paid-in capital	24,231	24,188
Retained Earnings	21,010	21,026
Unearned ESOP shares	(1,728)	(1,770)
Treasury Stock, at cost (152,808 and 55,992 shares, respectively)	(1,652)	(609)
Accumulated other comprehensive loss	(2)	(1)

Total Stockholders' Equity	42,421	43,396
Total Liabilities and Stockholders' Equity	$319,231	$308,058

MSB FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	September 30	September 30,
	2008	2007
	(In thousands, except
	per share amounts)
Interest Income:
Loans receivable, including fees	$3,741	$3,703
Securities held to maturity	376	346
Other	44	54
Total Interest Income	4,161	4,103

Interest Expense
Deposits	1,678	1,979
Borrowings	415	301
	2,093	2,280
Less: Capitalized Interest	(31)	0
Total Interest Expense	2,062	2,280

Net Interest Income	2,099	1,823

Provision for Loan Losses	65	15

Net Interest Income after Provision for Loan Losses	2,034	1,808

Non-Interest Income
Fees and service charges	84	85
Income from bank owned life insurance	42	39
Unrealized gain on trading securities	3	10
Other	37	25
Total Non-Interest Income	166	159

Non-Interest Expenses
Salaries and employee benefits	895	901
Directors compensation	84	63
Occupancy and equipment	364	319
Service bureau fees	101	139
Advertising	69	40
Other	410	321
Total Non-Interest Expenses	1,923	1,783

Income before Income Taxes	277	184
Income Taxes	106	58
Net Income	171	126
Amortization component of net periodic pension cost,
net of tax	(1)	1

Total Comprehensive Income	$170	$127
Weighted average number of shares of common stock
Outstanding basic and diluted	5,302	5,428
Earnings per share - basic and diluted	$0.03	$0.02

See notes to consolidated financial statements.

MSB Financial Corp and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended September 30,
	2008	2007
	(In Thousands)
Cash Flows from operating activities:
Net Income	$171	$126
Adjustments to reconcile net income to net
cash provided by operating activities:
Net accretion of securities discount and deferred loan fees and costs	(20)	(65)
Depreciation and amortization of premises and equipment	159	137
Amortization component of net periodic pension cost	(1)	1
ESOP compensation	44	44
Stock based compensation	41	—
Provision for loan losses	65	15
Earnings on bank owned life insurance	(42)	(39)
Unrealized (gain) on trading securities	(3)	(10)
Decrease in accrued interest receivable	119	68
Deferred income taxes	(126)	(101)
(Increase) decrease in other assets	(157)	74
Increase in other liabilities	103	129
Increase in accrued interest payable	1	71
Net Cash Provided by Operating Activities	354	450

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Proceeds from maturities, calls and principal repayments	981	106
Net increase in loans receivable	(7,986)	(2,750)
Purchase of premises and equipment	(753)	(173)
Purchase of Federal Home Loan Bank of New York stock	(1,583)	(961)
Redemption of Federal Home Loan Bank of New York stock	1,108	1,015
Net Cash Used in Investing Activities	(8,233)	(2,763)

Cash Flows from Financing Activities:
Net increase in deposits	1,434	3,158
Increase (decrease) in short-term borrowings	10,750	(7,000)
Proceeds of long-term borrowings	—	6,000
Repayments of long-term borrowings	(210)	(202)
(Decrease) in advance payments by borrowers for taxes and insurance	(48)	(60)
Dividends paid to minority stockholders	(69)	—
Purchase of treasury stock	(1,043)	—
Net Cash Provided by Financing Activities	10,814	1,896

Net Increase (Decrease) in Cash and Cash Equivalents	2,935	(417)
Cash and Cash Equivalents – Beginning	4,695	4,269
Cash and Cash Equivalents – Ending	$7,630	$3,852

Supplementary Cash Flows Information
Interest paid	$2,092	$2,209
Income taxes paid	$236	$50
Supplemental Disclosure of Non-Cash Transactions
Dividends Declared, not yet paid	$66	$—

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three month periods ended September 30, 2008 and 2007. The results of operations for the three months ended September 30, 2008 and 2007 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statements of financial position for June 30, 2008 was derived from the Company’s audited consolidated financial statements for that date. That data, along with the interim financial information presented in the consolidated statements of financial position, income and comprehensive income, and cash flows should be read in conjunction with the 2008 audited consolidated financial statements for the year ended June 30, 2008, including the notes thereto included in the Company’s Annual Report on Form 10-K.

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

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earning per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings per share did not differ from basic earnings per share for the quarter ended September 30, 2008, as the 275,410 weighted average number of outstanding stock options were all anti- dilutive. Diluted earnings per share did not differ from basic earnings per share for the quarter ended September 30, 2007 as there were no contracts or securities exercisable or which could be converted into common stock during the period.

Note 4 – Stock Based Compensation

On March 10, 2008 the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan. This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the shares on the grant date. The fair value of these options was estimated to be $ 2.99 per share based on the Black-Scholes model. At September 30, 2008, the total future expense to be recorded for the stock option grants is $755,000 over a weighted average period of 4.2 years. Options are exercisable for 10 years from date of grant.

Note 5 - Fair Value Measurements

Effective July 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

In October 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-3,“Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc). or inputs that are derived principally from or corroborated by market data by correlation or other means.

•

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective July 1, 2008.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective value or reflective of future values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Trading Securities. Securities classified as trading securities are reported at fair value utilizing Level 1 inputs. For these securities, the Company arrives at the fair value based upon the quoted market price at the close of business on the last business day on or prior to the report date.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Trading securities	$85	$—	$—	$85

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summaries those assets measured at fair value on a non-recurring basis:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans	$—	$—	$821	$821

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of its historical cost basis or fair value. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Fair value is measured in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which fair value equals or exceeds amortized cost basis. Such loans are not included in the above table. Impaired loans requiring specific allowances, and valued using Level 3 inputs, had principal balances totaling $936,000 and $933,000 at June 30 and September 30, 2008, respectively, with valuation allowances of $114,000 and $112,000 at June 30 and September 30, 2008, respectively. During the quarter ended September 30, 2008, principal payments totaling $2,000 were received.

Note 6 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended
	September 30,
	2008	2007
	(In Thousands)
Service Cost	$25	$28
Interest Cost	17	15
Amortization of Unrecognized (Gain)	(3)	(1)
Amortization of Past Service Liability	3	3
	$42	$45

Effective July 1, 2008, the Company implemented the measurement date provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. As a result of the implementation of this standard, the Company recorded, net of tax, a $25,000 reduction in retained earnings.

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

On August 21, 2008, the Company announced the Board of Directors had authorized a second stock repurchase program pursuant to which the Company intends to repurchase up to an additional 5%, or 120,140 shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Repurchased shares are held as treasury stock and are available for general corporate purposes. During the quarter ended September 30, 2008, the Company, pursuant to this plan, purchased 25,344 shares.

During the three months ended September 30, 2008, an aggregate of 96,816 shares were purchased at a cost of $1,043,000 or $10.77 per share.

Note 8 – Recent Accounting Pronouncements

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied.

This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company has adopted the simplified method for estimating the expected term of share option grants.

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

In June 2007, the EITF reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11, effective July 1, 2008, did not have any impact on the Company’s consolidated financial statements.

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

Comparison of Financial Condition at September 30, 2008 and June 30, 2008

General. Total assets reached $319.2 million at September 30, 2008, compared to $308.1 million at June 30, 2008. The increase was fueled by loan originations, the funding for which was provided primarily by a $10.5 million or 28.4% increase in borrowings from the Federal Home Loan Bank, to $47.6 million at September 30, 2008, compared to $37.1 million at June 30, 2008.

Loans. Loans receivable, net, rose to $262.2 at September 30, 2008 from $254.3 million at June 30, 2008, an increase of $7.9 million, or 3.1%. As a percentage of assets, loans decreased from 82.5% to 82.1%. The Bank experienced strong demand for its one-to-four family residential loans in its market area; the one-to-four family portfolio grew by $6.0 million or 4.1% during the three months ended September 30, 2008. Home equity loans grew by $3.2 million, a 5.9% increase, while commercial loans grew by $514,000 or 5.5%, and deposit account loans grew by $42,000, representing a 8.1% change from June 30, 2008. The construction loan portfolio decreased by $949,000 or 5.3%, as did commercial real estate loans by $790,000 or 2.6% and automobile and overdraft protection loans by $18,000 and $8,000 or 3.7% and 4.6%%, respectively, between June 30, 2008 and September 30, 2008.

Securities. Our portfolio of securities held to maturity was at $27.8 million at September 30, 2008 as compared to $28.7 million at June 30, 2008. During the three months ended September 30, 2008, no securities were purchased and maturities, calls and principal repayments totaled $981,000.

Premises and equipment, net. Total premises and equipment, net at September 30, 2008 were $11.4 million, compared to $10.8 million at June 30, 2008, an increase of $594,000 or 5.5%. The increase was primarily attributed to the construction of the Bank’s new Bernardsville branch location which opened in August 2008.

Deposits. Total deposits at September 30, 2008 were $226.8 million, compared to $225.4 million at June 30, 2008. Savings and club accounts and non-interest bearing demand accounts increased by $11.2 million and $924,000, respectively. Certificates of deposit decreased by $8.9 million, as did NOW, money market demand and super NOW accounts by $1.3 million, $304,000 and $97,000, respectively.

Borrowings. Total borrowings at September 30, 2008 amounted to $47.6 million, compared to $37.1 million at June 30, 2008. The Bank did not commit to any additional long term borrowings during the quarter ended September 30, 2008. The Bank did not have any short-term borrowings as of June 30, 2008, compared to $10.8 at September 30, 2008. The increase in short-term borrowing was used to fund increased loan demand.

Our investment in Federal Home Loan Bank of New York (“FHLB”) stock was $2.6 million at September 30, 2008 compared to $2.1 million at June 30, 2008. The increased ownership of Federal Home Loan Bank stock resulted from the increase in FHLB borrowings.

Equity. Stockholders’ equity was $42.4 million at September 30, 2008 as compared to $43.4 million at June 30, 2008, reflecting a decrease of $1.0 million for the three months ended September 30, 2008. The decrease in equity was primarily attributed to the repurchase of $1.0 million in treasury stock. Other changes in equity were due to the declaration of $66,000 in cash dividends on our common stock, a $121,000 reduction as a result of the implementation of two accounting pronouncements related to employee benefits, and a $1,000 reduction in accumulated other comprehensive loss, offset by $171,000 in net income, $44,000 in ESOP shares earned and $41,000 in stock-based compensation.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

General. Our net income for the three months ended September 30, 2008 was $171,000, compared to net income of $126,000 for the three months ended September 30, 2007. The $45,000 increase in net income was due to an increase in net interest income which more than offset increases in provision for loan losses, non-interest expenses and income taxes.

Net Interest Income. Net interest income for the three months ended September 30, 2008 amounted to $2.1 million compared to $1.8 million for the three months ended September 30, 2007. The $276,000 increase in net interest income was the result of a $58,000 increase in total interest income and a $218,000 reduction in interest expense.

The increase in total interest income for the three months ended September 30, 2008, resulted from a 9.9% increase in the average balance of interest-earning assets, offset by a 47 basis point decrease in the average yield thereon. The increase of $25.6 million or 10.9% increase in average loan receivable balances tempered by a decrease in average yield from 6.33% to 5.77% for the three month period ended September 30, 2008, compared to the three month period ended September 30, 2007, was responsible for the increase of $38,000 or 1.0% increase in loan receivable interest income. Income on securities held to maturity increased $30,000 or 8.7% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, whereas other interest income decreased by $10,000 for the same period.

The $218,000 decrease in interest expense for the three months ended September 30, 2008 from the three months ended September 30, 2007, was attributable to an increase in deposit balances, tempered by lower interest rates on deposits during the period, and included the capitalization of $31,000 in interest expense related to the construction of our new Bernardsville branch. The average cost of deposits decreased by 66 basis points to 3.21%, and the average balance of deposits increased by $4.4 million or 2.2% between periods, resulting in a $301,000 decrease in interest expense on deposits. Total interest expense on borrowings increased by $114,000 from $301,000 for the three months ended September 30, 2007 to $415,000 for the three months ended September 30, 2008 as the result of an $18.4 million increase in average borrowing.

Provision for Loan Losses. A loan loss provision of $65,000 was made during the three months ended September 30, 2008 compared to $15,000 was made during the three months ended September 30, 2007. The allowance for loan losses totaled $1.1 million, $1.0 million, and $943,000 respectively, at September 30, 2008, June 30, 2008, and September 30, 2007, or 0.41%, 0.40%, and 0.39%, respectively, of total loans. The ratio of non-performing loans to total loans was 2.80% at September 30, 2008, as compared to 2.00% at June 30, 2008, and 1.07% at September 30, 2007. During the three months ended September 30, 2008, there were no charge-offs or recoveries. During the three months ended September 30, 2007, there were no charge-offs and a recovery of $2,000. The allowance for loan losses reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash surrender value of our bank owned life insurance. Non-interest income rose by $7,000 to $166,000 for the three months ended September 30, 2008 from $159,000 for the three months ended September 30, 2007.

Non-Interest Expenses. Total non-interest expenses grew by $140,000 or 7.9% for the three months ended September 30, 2008 to $1.9 million compared to $1.8 million for the same period in 2007.

Other expense totaled $410,000 for the three months ended September 30, 2008, a $89,000 or 27.7% increase over the $321,000 for the three months ended September 30, 2007, primarily the result of increased FDIC and other miscellaneous expense. Occupancy and equipment expense increased by $45,000 or 14.1 % from $319,000 to $364,000, as did advertising expense by $29,000 or 72.5%, from $40,000 to $69,000 for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, partly due to the opening of our new Bernardsville branch in late August 2008. Directors’ compensation expense increased by $21,000 or 33.3%, from $63,000 to $84,000 for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to the Stock Option Plan which was implemented in May 2008. Service bureau fees decreased by $38,000 or 27.3% from $139,000 for the three months ended September 2007, to $101,000 for the three months ended September 30, 2007, due to the reclassification of telecommunication expense. Salaries and employee benefit expense totaled $895,000 for the three months ended September 30, 2008, compared to $901,000 for the three month ended September 30, 2008, representing a $6,000 or 0.7% reduction, primarily due to a change in the employees’ pension plan that took place in December 2007.

Income Taxes. Income tax expense for the three months ended September 30, 2008 was $106,000 or 38.3% of income before income taxes as compared to $58,000 or 31.5% of income before income taxes for the three months ended September 30, 2007. The increase in effective tax rate was due to a smaller portion of current period pre-tax income being derived from tax-exempt income.

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

At September 30, 2008, the Bank had outstanding commitments to originate loans of $2.6 million, construction loans in process of $5.4 million, unused lines of credit of $26.8 million (including $22.4 million for home equity lines of credit), and standby letters of credit of $268,000. Certificates of deposit scheduled to mature in one year or less at September 30, 2008, totaled $83.1 million.

As of September 30, 2008, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations. At September 30, 2008, its total loans to deposits ratio was 115.6%. At September 30, 2008, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $93.7 million, of which $36.9 million was outstanding. As of September 30, 2008, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2008, the Bank exceeded all applicable regulatory capital requirements.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Millington Savings Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At September 30, 2008, our significant off-balance sheet commitments consisted of commitments to originate loans of $2.6 million, construction loans in process of $5.4 million, unused lines of credit of $26.8 million (including $22.4 million for home equity lines of credit), and standby letters of credit of $268,000.

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

Recent Legislation and Other Regulatory Initiatives

On October 3, 2008, the President of the United States signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law. This legislation, among other things, authorized the Secretary of Treasury (“Treasury”) to establish a Troubled Asset Relief Program (“TARP”) to purchase up to $700 billion in troubled assets from qualified financial institutions (“QFI”). EESA is also being interpreted by the Treasury to allow it to make direct equity investments in QFIs. Subsequent to the enactment of EESA, the Treasury announced the TARP Capital Purchase Program (“CPP”) under which the Treasury will purchase up to $250 billion in senior perpetual preferred stock of QFIs that elect to participate in the CPP. The Treasury’s investment in an individual QFI may not exceed the lesser of 3% of the QFI’s risk-weighted assets or $25 billion and may not be less than 1% of risk-weighted assets. QFIs have until November 14, 2008, to elect to participate in the CPP. The CPP also requires the issuance of warrants exercisable for a number of shares of common stock with an aggregate value equal to 15% of the amount of the preferred stock investment.

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

As a condition to selling troubled assets to the TARP and/or participating in the CPP, the QFI must agree to the Treasury’s standards for executive compensation and corporate governance. These standards generally apply to the Chief Executive Officer, Chief Financial Officer, and next three highest compensated officers of the QFI. In general, these standards require the QFI to: (1) ensure that incentive compensation for senior executives does not encourage unnecessary and excessive risk taking; (2) recoup any bonus or incentive compensation paid to a senior executive based on financial statements that later prove to be erroneous; (3) prohibit the QFI from making “golden parachute” payments in connection with certain terminations of employment; and (4) not deduct, for tax purposes, executive compensation in excess of $500,000 for each senior executive. Participation in the CPP also results in certain restrictions on the QFI’s dividend and stock repurchase activities. These restrictions remain in place until the Treasury no longer holds any equity or debt securities of the QFI.

As noted above, above, the Bank exceeds the minimum regulatory capital standards by substantial margins. Furthermore, management does not currently believe that the Company has a significant exposure to troubled assets that would warrant sale of such assets under the TARP. The Company will continue to evaluate the TARP to determine if participation in it would provide a material benefit to the Company although it has determined it will not apply to participate in the CPP portion.

Concurrent with the announcement of the CPP, the FDIC also established the Temporary Liquidity Guarantee Program. This program contains two elements: (i) a debt guarantee program and (ii) an increase in deposit insurance coverage for certain types of non-interest bearing accounts. Pursuant to the debt guarantee program, newly issued senior unsecured debt of banks, thrifts or their holding companies issued on or before June 30, 2009 would be protected in the event the issuing institution subsequently fails or its holding company files for bankruptcy. Financial institutions opting to participate in this program would be charged an annualized fee equal to 75 basis points multiplied by the amount of debt being guaranteed. The amount of debt that may be guaranteed cannot exceed 125% of the institution’s outstanding debt at September 30, 2008 and due to mature before June 30, 2009. The guarantee would expire by June 30, 2012 even if the debt itself has not matured. Pursuant to the temporary unlimited deposit insurance coverage, a qualifying institution may elect to provide unlimited coverage for non-interest bearing transaction deposit accounts in excess of the $250,000 limit by paying a 10 basis point surcharge on the covered amounts in excess of $250,000. All institutions will have this coverage without charge for until December 5, 2008. Institutions may choose whether to continue the coverage and be charged the surcharge. To opt out of the program, institutions must notify the FDIC by December 5, 2008. This coverage would expire on December 31, 2009. The Bank is currently evaluating the effect that this program would have on its operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4T – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2008.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at September 30, 2008 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2008.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2008	59,640	$10.92	115,632	130,972
August 1 through 31, 2008	11,832	10.90	127,464	119,140
September 1 through 30, 2008	25,344	10.35	152,808	93,796
Total	96,816	$10.77	152,808

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

MSB FINANCIAL CORP.
(Registrant)

Date November 14, 2008	/s/ Gary T. Jolliffe
Gary T. Jolliffe
President and Chief Executive Officer

Date November 14, 2008	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer