Form 10-Q
period 2008-12-31
MSB FINANCIAL CORP.
filed 2009-02-12
CIK 1374783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 9, 2009:

$0.10 par value common stock - 5,374,021 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

	Consolidated Statements of Financial Position
	at December 31, 2008 and June 30, 2008	2

	Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended December 31, 2008 and 2007	3

	Consolidated Statements of Cash Flows for the Six Months
	Ended December 31, 2008 and 2007	4

	Notes to Consolidated Financial Statements	5

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	11

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T:	Controls and Procedures	19

PART II - OTHER INFORMATION		20

Item 1: Legal Proceedings		20

Item 1A: Risk Factors		20

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds		20

Item 3: Defaults Upon Senior Securities		20

Item 4: Submission of Matters to a Vote of Security Holders		20

Item 5: Other Information		20

Item 6: Exhibits		20

SIGNATURES		21

MSB FINANCIAL CORP AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

	December 31,	June 30,
	2008	2008
	(Dollars in thousands,
	except per share amounts)
Assets
Cash and due from banks	$2,166	$1,480
Interest-bearing demand deposits with banks	2,075	3,215

Total Cash and Cash Equivalents	4,241	4,695

Trading securities	44	82
Securities held to maturity (fair value $27,945 and
$28,195, respectively)	27,688	28,743
Loans receivable, net of allowance for loan losses
of $1,157 and $1,025, respectively	265,658	254,290
Premises and equipment	11,261	10,759
Federal Home Loan Bank of New York stock, at cost	2,195	2,112
Bank owned life insurance	4,169	4,088
Accrued interest receivable	1,644	1,680
Deferred income taxes	1,324	1,111
Other assets	539	498
Total Assets	$318,763	$308,058

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Non-interest bearing	$12,064	$10,027
Interest bearing	223,683	215,344
Total Deposits	235,747	225,371

Short-term advances from Federal Home Loan Bank of NY	2,250	—
Long-term advances from Federal Home Loan Bank of NY	36,647	37,068
Advance payments by borrowers for taxes and insurance	399	480
Other liabilities	2,071	1,743
Total liabilities	277,114	264,662

Commitments and Contingencies	—	—

Stockholders' Equity
Common Stock, par value $.10; 10,000,000 shares authorized: 5,620,625
issued; 5,374,021and 5,564,633 shares outstanding, respectively	562	562
Paid-in capital	24,271	24,188
Retained earnings	21,080	21,026
Unearned ESOP shares	(1,686)	(1,770)
Treasury stock, at cost (246,604 and 55,992 shares, respectively)	(2,576)	(609)
Accumulated other comprehensive loss	(2)	(1)

Total Stockholders' Equity	41,649	43,396
Total Liabilities and Stockholders' Equity	$318,763	$308,058

MSB FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands, except share amounts)
Interest Income:
Loans receivable, including fees	$3,778	$3,802	$7,519	$7,505
Securities held to maturity	373	345	749	691
Other	26	52	70	106
Total Interest Income	4,177	4,199	8,338	8,302

Interest Expense
Deposits	1,627	1,974	3,305	3,953
Borrowings	374	354	789	655
	2,001	2,328	4,094	4,608
Less: Capitalized Interest	--	--	(31)	--
Total Interest Expense	2001	2,328	4,063	4,608

Net Interest Income	2,176	1,871	4,275	3,694

Provision for Loan Losses	67	40	132	55

Net Interest Income after Provision for Loan Losses	2,109	1,831	4,143	3,639

Non-Interest Income
Fees and service charges	84	91	168	176
Income from bank owned life insurance	39	39	81	78
Unrealized gain (loss) trading securities	(41)	11	(38)	21
Other	26	24	63	49
Total Non-Interest Income	108	165	274	324

Non-Interest Expenses
Salaries and employee benefits	911	759	1,806	1,660
Directors compensation	84	64	168	127
Occupancy and equipment	407	308	771	627
Service bureau fees	92	121	193	260
Advertising	79	56	148	96
Other	430	327	840	648
Total Non-Interest Expenses	2,003	1,635	3,926	3,418

Income before Income Taxes	214	361	491	545
Income Taxes	81	127	187	185
Net Income	133	234	304	360
Amortization component of net periodic pension cost,
net of tax	--	1	(1)	2

Total Comprehensive Income	$133	$235	$303	$362
Weighted average number of shares of common stock
Outstanding - basic and diluted	5,131	5,432	5,199	5,430
Earnings per share - basic and diluted	$0.03	$0.04	$0.06	$0.07
Dividends Declared per share	$0.03	$0.03	$0.06	$0.03

See notes to consolidated financial statements.

MSB Financial Corp and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended December 31,
	2008	2007
	(In Thousands)
Cash Flows from operating activities:
Net Income	$304	$360
Adjustments to reconcile net income to net
cash provided by operating activities:
Net accretion of securities discount and deferred loan fees and costs	(38)	(109)
Depreciation and amortization of premises and equipment	351	274
Amortization component of net periodic pension cost, net of tax	(1)	2
ESOP compensation	84	85
Stock based compensation	82	--
Provision for loan losses	132	55
Earnings on bank owned life insurance	(81)	(78)
Unrealized loss (gain) on trading securities	38	(21)
Decrease in accrued interest receivable	36	39
Deferred income taxes	(213)	(101)
(Increase) decrease in other assets	(41)	70
Increase in other liabilities	111	28
Increase in accrued interest payable	103	60
Net Cash Provided by Operating Activities	867	664

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Proceeds from maturities, calls and principal repayments	1,057	226
Net increase in loans receivable	(11,464)	(7,698)
Purchase of premises and equipment	(853)	(667)
Purchase of Federal Home Loan Bank of New York stock	(2,355)	(2,359)
Redemption of Federal Home Loan Bank of New York stock	2,272	2,039
Net Cash Used in Investing Activities	(11,343)	(8,459)

Cash Flows from Financing Activities:
Net increase in deposits	10,376	736
Increase (decrease) in short-term borrowings	2,250	(8,500)
Proceeds of long-term borrowings	—	16,000
Repayments of long-term borrowings	(421)	(407)
(Decrease) in advance payments by borrowers for taxes and insurance	(81)	(42)
Dividends paid to minority stockholders	(135)	—
Purchase of treasury stock	(1,967)	—
Net Cash Provided by Financing Activities	10,022	7,787

Net (Decrease) in Cash and Cash Equivalents	(454)	(8)
Cash and Cash Equivalents – Beginning	4,695	4,269
Cash and Cash Equivalents – Ending	$4,241	$4,261

Supplementary Cash Flows Information
Interest paid	$3,960	$4,548
Income taxes paid	$563	$376

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and six month periods ended December 31, 2008 and 2007. The results of operations for the three and six months ended December 31, 2008 and 2007 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earning per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings per share did not differ from basic earnings per share for the three and six months ended December 31, 2008, as the 275,410 weighted average number of outstanding stock options were all anti-dilutive. Diluted earnings per share did not differ from basic earnings per share for the three and six months ended December 31, 2007, as there were no contracts or securities exercisable or which could be converted into common stock during the period.

Note 4 – Stock Based Compensation

On March 10, 2008 the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan. This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the shares on the grant date. The fair value of these options was estimated to be $ 2.99 per share based on the Black-Scholes model. At December 31, 2008, the total future expense to be recorded for the stock option grants is $714,000 over a weighted average period of 4.4 years. Options are exercisable for 10 years from date of grant.

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

In October 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-3,“Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our December 31, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended December 31, 2008.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Trading Securities. Securities classified as trading securities are reported at fair value utilizing Level 1 inputs. For these securities, the Company arrives at the fair value based upon the quoted market price at the close of business on the last business day on or prior to the statement of financial position date.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Trading securities	$44	$-	$-	$44

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summaries those assets measured at fair value on a non-recurring basis:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans	$-	$-	$1,206	$1,206

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of its historical cost basis or fair value. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Fair value is measured in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which fair value equals or exceeds amortized cost basis. Such loans are not included in the above table. Impaired loans requiring specific allowances, and valued using Level 3 inputs, had principal balances totaling $936,000 and $1,352,000 at June 30 and December 31, 2008, respectively, with valuation allowances of $114,000 and $146,000 at June 30 and December 31, 2008, respectively. During the quarter ended December 31, 2008, two additional impaired loans totaling $419,000 were added, no principal payments were received, and additional loss reserves of $34,000 were recorded. During the six months ended December 31, 2008, two additional impaired loans totaling $419,000 were added, $2,000 in loan principal payments were received and additional loss reserves of $34,000 were recorded.

Note 6 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In Thousands)		(In Thousands)

Service Cost	$26	$28	$51	$56
Interest Cost	18	15	35	30
Amortization of Unrecognized (Gain)	(3)	(1)	(6)	(2)
Amortization of Past Service Liability	2	3	5	6
	$43	$45	$85	$90

Effective July 1, 2008, the Company implemented the measurement date provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. As a result of the implementation of this standard, the Company recorded, net of tax, a $25,000 reduction in retained earnings.

Note 7 – Stock Repurchase Plan

On January 29, 2008, the Board of Directors authorized a stock repurchase program pursuant to which the Company intended to repurchase up to 5% of its outstanding shares (excluding shares held by the MHC), representing up to 126,464 shares. The timing of the repurchases depended on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Repurchased shares are held as treasury stock and are available for general corporate purposes. During the year ended June 30, 2008, the Company purchased 55,992 shares at a cost of $609,000 or approximately $10.88 per share. The remaining 70,472 shares were repurchased during the period July 1, 2008 through August 11, 2008, inclusive.

On August 21, 2008, the Company announced the Board of Directors had authorized a second stock repurchase program pursuant to which the Company intended to repurchase up to an additional 5%, or 120,140 shares. The timing of the repurchases depended on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Repurchased shares are held as treasury stock and are available for general corporate purposes. During the three and six months ended December 31, 2008, the Company, pursuant to this plan, purchased 93,796 and 120,140 shares, respectively.

During the six months ended December 31, 2008, an aggregate of 190,612 shares were purchased under the aforementioned plans at a cost of $1,967,000 or $10.32 per share.

On February 9, 2009, the Board of Directors authorized a third stock repurchase program pursuant which the Company intends to repurchase up to 114,134 shares or approximately 5% of its outstanding shares.

Note 8 – Dividends on Common Stock

The MHC has waived its right, upon the non-objection of the Office of Thrift Supervision, to receive cash dividends declared on the 3,091,344 shares of Company common stock that it owns. Such dividends amounted to approximately $93,000 during both quarters ended December 31, 2008 and 2007, and approximately $185,000 and $93,000, respectively, during the six months ended December 31, 2008 and 2007. As of December 31, 2008, the aggregate amount of dividends waived by the MHC was approximately $464,000.

Note 9 – Recent Accounting Pronouncements

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

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. This new pronouncement did not have any effect on the Company’s consolidated financial statements.

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	General economic conditions, either nationally or in our market area, that are worse than expected;
•	The volatility of the financial and securities markets, including changes with respect to the market value of our financial assets;
•	Changes in government regulation affecting financial institutions and the potential expenses associated therewith;
•	Changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
•	Our ability to enter into new markets and/or expand product offerings successfully and take advantage of growth opportunities;
•	Increased competitive pressures among financial services companies;
•	Changes in consumer spending, borrowing and savings habits;
•	Legislative or regulatory changes that adversely affect our business;
•	Adverse changes in the securities markets;
•	Our ability to successfully manage our growth; and

•	Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board.

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

Comparison of Financial Condition at December 31, 2008 and June 30, 2008

General. Total assets reached $318.8 million at December 31, 2008, compared to $308.1 million at June 30, 2008. The increase was fueled by loan originations, the funding for which was provided primarily by a $10.3 million or 4.6% increase in deposits, to $235.7 million at December 31, 2008, compared to $225.4 million at June 30, 2008.

Loans. Loans receivable, net, rose to $265.7 at December 31, 2008 from $254.3 million at June 30, 2008, an increase of $11.4 million, or 4.5%. As a percentage of assets, loans increased from 82.5% to 83.3%. The Bank experienced strong demand for its one-to-four family residential loans in its market area. The one-to-four family portfolio grew by $7.8 million or 5.4% between June 30, 2008 and

December 31, 2008. Home equity loans grew by $5.4 million, a 9.9% increase, while the construction loan portfolio decreased by $822,000 or 4.6%, and multi-family and commercial loans decreased by $812,000 or 2.7%, respectively, between June 30, 2008 and December 31, 2008.

Securities. Our portfolio of securities held to maturity was at $27.7 million at December 31, 2008 as compared to $28.7 million at June 30, 2008. During the six months ended December 31, 2008, no securities were purchased and maturities, calls and principal repayments totaled $1.1 million.

Premises and equipment, net. Total premises and equipment, net at December 31, 2008 were $11.3 million, compared to $10.8 million at June 30, 2008, an increase of $502,000 or 4.7%. The increase was primarily attributed to the construction of the Bank’s new Bernardsville branch location which opened in August 2008.

Deposits. Total deposits at December 31, 2008 were $235.7 million, compared to $225.4 million at June 30, 2008. Savings and club accounts and non-interest bearing demand accounts increased by $23.5 million and $2.0 million, respectively, as did super NOW accounts by $52,000. Certificates of deposit decreased by $13.9 million, as did NOW, and money market demand accounts by $1.2 million, and $142,000, respectively. The shift in time deposits balances to savings account balances was the result of the Bank offering higher rates on its tiered savings account product.

Borrowings. Total borrowings at December 31, 2008 amounted to $38.9 million, compared to $37.1 million at June 30, 2008. The Bank did not commit to any additional long term borrowings during the six months ended December 31, 2008. The Bank did not have any short-term borrowings as of June 30, 2008, compared to $2.3 million at December 31, 2008. The increase in short-term borrowings was used to fund increased loan demand.

Our investment in Federal Home Loan Bank of New York (“FHLB”) stock was $2.2 million at December 31, 2008 compared to $2.1 million at June 30, 2008. The increased ownership of Federal Home Loan Bank stock resulted from the increase in FHLB borrowings.

Equity. Stockholders’ equity was $41.6 million at December 31, 2008 as compared to $43.4 million at June 30, 2008, reflecting a decrease of $1.8 million for the six months ended December 31, 2008. The decrease in equity was primarily attributed to the repurchase of $2.0 million in treasury stock. Other changes in equity were due to the declaration of $129,000 in cash dividends on our common stock, a $121,000 reduction as a result of the implementation of two accounting pronouncements related to employee benefits, and a $2,000 reduction in accumulated other comprehensive loss, offset by $304,000 in net income, $84,000 in ESOP shares earned and $82,000 in stock-based compensation.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2008 and 2007

General. Our net income for the three months ended December 31, 2008 was $133,000, compared to net income of $234,000, for the three months ended December 31, 2007, a decrease of $101,000 or 43.2%. This was primarily the result of an increase in net interest income, offset by increases in the provision for loan losses and non-interest expense and a decrease in non-interest income. Net interest income for the three months ended December 31, 2008 increased $305,000 to $2.2 million from $1.9 million for the comparable prior year quarter. The provision for loan losses reflected an increase of $27,000 to $67,000 for the three month period ended December 31, 2008, compared to $40,000 for the three month period ended December 31, 2007. Non-interest income reflected a decrease of $57,000 or 34.6%, to $108,000 for the three months ended December 31, 2008, compared to $165,000 for the three months ended December 31, 2007. Non-interest expense was $2.0 million for the three months ended December 31, 2008 compared to $1.6 million for the three months ended December 31, 2007, an increase of $368,000 or 22.5%.

Our net income for the six months ended December 31, 2008 was $304,000, compared to net income of $360,000 for the six months ended December 31, 2007, a decrease of $56,000 or 15.6%. This was primarily the result of increases in the provision for loan losses and non-interest expenses and a reduction in noninterest income. Net interest income for the six months ended December 31, 2008, increased $581,000 to $4.3 million from $3.7 million for the six months ended December 31, 2007. The provision for loan losses increased $77,000 to $132,000 for the six months ended December 31, 2008 compared to $55,000 for the six months ended December 31, 2007. Non-interest income decreased by $50,000 to $274,000 for the six months ended December 31, 2008 compared to $324,000 for the six months ended December 31, 2007. Non-interest expense increased by $508,000 to $3.9 million, compared to $3.4 million for the same six month period ended December 31, 2007.

Net Interest Income. Net interest income increased $305,000 or 16.3% to $2.2 million for the three month period ended December 31, 2008, compared to $1.9 million for the three months ended December 31, 2007. Interest income decreased by $22,000 or .5%, and interest expense decreased by $327,000 or 14.1%, for the same three month comparative periods.

The decrease of $22,000 or .5% in total interest income for the three months ended December 31, 2008, resulted from a 51 basis point decrease in yield, offset by an 8.6% increase in average balance of interest-earning assets. Average earning assets increased $23.6 million, to $298.4 million for the three months ended December 31, 2008, compared to $274.8 million for the three months ended December 31, 2007. Interest income on loans decreased by $24,000 or .6% for the three months ended December 31, 2008, compared to the same period ended December 31, 2007 primarily due to a 61 basis point reduction in average yield partially offset by an increase of $24.4 million or 10.1% in average loan balances. Interest on securities held to maturity increased by $28,000 or 8.1% for the three months ended December 31, 2008, compared to the three months ended December 31, 2007, as a result of a $1.4 million or 4.9% decrease in the average balance being more than offset by a 65 basis point increase in yield thereon. Other interest income reflected a reduction of $26,000 or 50.0% in interest income primarily due to a decrease of 244 basis points in yield partially offset by a $591,000 or 12.5% increase in average other interest-earning assets for the three months ended December 31, 2008, compared to the same three month period ended December 31, 2007.

Total interest expense decreased by $327,000 or 14.1% for the three months ended December 31, 2008, compared to the three months ended December 31, 2007. Average interest-bearing liabilities increased $26.8 million or 11.4%, from $236.7 for the three months ended December 31, 2007, to $263.5 for the three months ended December 31, 2008, the effect of which was more than offset by an 89 basis point decrease in the average rate from 3.93% to 3.04%, for the respective periods. Interest expense on deposits decreased by $347,000 or 17.6% for the three months ended December 31, 2008, compared to the three months ended December 31, 2007, as the increase of $14.4 million or 7.0% in average interest-bearing deposits more than offset by an 89 basis point decrease in the average rates on interest-bearing deposits. The Bank experienced a shift in its deposit base for the three months ended December 31, 2008, compared to the three months ended December 31, 2007, as time deposit average balances decreased $20.8 million or 16.0%, while average balances on savings deposit balances increased by $35.3 million or 73.8%. Savings account balances increased as a result of the Bank offering higher rates on its tiered savings account product. Time deposit account average rates decreased by 119 basis points, while the average rate on savings deposit accounts increased by 13 basis points for the three months ended December 31, 2008, compared to the three months ended December 31, 2007. Total interest expense on borrowings increased by $20,000 for the three months ended December 31, 2008, compared to the three months ended December 31, 2007. Federal Home Loan Bank advance average balances increased $12.5 million or 38.7%, tempered by an average rate decrease of 105 basis points, from 4.39% to 3.34% for the three months ended December 31, 2008, compared to the same three month period ended December 31, 2007.

Net interest income increased $581,000 or 15.7% to $4.3 million for the six months ended December 31, 2008, from $3.7 million for the six months ended December 31, 2007. Interest income increased by $36,000 or .4%, while interest expense decreased by $545,000 or 11.8% for the six month period ended December 31, 2008, compared to the six month period ended December 31, 2007.

The increase of $36,000 or .4% in interest income for the six months ended December 31, 2008 resulted from a $25.0 million increase in average earning assets, largely offset by a 49 basis point decrease in yield to 5.63%, compared to the six months ended December 31, 2007. Interest income on loans increased by $14,000 or .2% for the six months ended December 31, 2008, compared to the six months ended December 31, 2007. Average loan receivable balances increased $25.0 million or 10.5% to $262.4 million for the six months ended December 31, 2008, compared to $237.4 million for the six months ended December 31, 2007, while the yield declined to 5.73% from 6.32%. Interest income on securities held to maturity increased $58,000 or 8.4% for the six months ended December 31, 2008, compared to the six months ended December 31, 2007, due to a 64 basis point increase in yield to 5.37%. Average securities held to maturity balances decreased $1.3 million or 4.6% for the six months ended December 31, 2008, compared to the six months ended December 31, 2007. Interest income on other interest-earning assets decreased by $36,000 or 34.0% for the six month period ended December 31, 2008, compared to the same six month period ended December 31, 2007 as the yield declined by 220 basis points to 2.33% and average other interest earning-asset balances increased $1.3 million or 28.8%.

The $545,000 or 11.8% decrease in interest expense for the six months ended December 31, 2008, compared to the six months ended December 31, 2007, was primarily due to an average rate decrease of 81 basis points to 3.14% on interest-bearing liabilities, partially offset by an increase of $25.5 million in average interest-bearing liabilities. Interest expense on deposits decreased by $648,000 for the six months ended December 31, 2008, compared to the six months ended December 31, 2007. The average rate on deposits decreased 78 basis points to 3.08%, while average deposit balances increased $10.1 million or 4.9%, from $204.6 million for the six months ended December 31, 2007, to $214.7 million for the six months ended December 31, 2008. Certificates of deposit average balances decreased $19.4 million or 14.9%, as did the average rate by 102 basis points for the six months ended December 31, 2008, compared to the same six month period ended December 31, 2007. NOW accounts average balances decreased by $21,000 or .1% and the average rate by 29 basis points for the same comparative period. Savings deposit average balances increased by $29.5 million or 61.5%, as did the average rate by 14 basis points, for the six months ended December 31, 2008, compared to the six months ended December 31, 2007. Interest expense on borrowings, net of capitalized interest, increased by $103,000 for the six months ended December 31, 2008, compared to the six months ended December 31, 2007. Average Federal Home Loan Bank advance balances increased by $17.1 million or 59.5%, while the average rate decreased by 112 basis points for the six month period ended December 31, 2008, compared to the six month period ended December 31, 2007. Federal Home Loan Bank average balances increased during the six months ended December 31, 2008 to fund continued loan demand.

Provision for Loan Losses. For the three month period ended December 31, 2008, a $67,000 provision was made, whereas a $40,000 provision was made for the same period in 2007. There were no charge-offs or recoveries of previously charged-off loans for the three month periods ended December 31, 2008 and December 31, 2007, respectively. For the six month period ended December 31, 2008, a $132,000 provision was made as compared to a $55,000 provision for the same period in 2007. There were no charge-offs for the six month periods ended December 31, 2008 and December 31, 2007 respectively, and a $2,000 recovery for the six month period ended December 31, 2007. There were no recoveries of previously charged-off loans for the six months ended December 31, 2008. The allowance for loan losses totaled $1.2 and $1.0 million, respectively, at December 31, 2008 and June 30, 2008, representing 0.42% and 0.40%, respectively, of total loans. The ratio of non-performing loans to total loans was 2.31% at December 31, 2008, as compared to 2.00% at June 30, 2008. The allowance for loan losses reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate. The increase in the provision was primarily due to the increase in non-performing loans and the current economic environment.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of the bank owned life insurance and unrealized gain or loss on trading securities.

Non-interest income decreased by $57,000 to $108,000 for the three months ended December 31, 2008 from $165,000 for the three months ended December 31, 2007, primarily due to a $41,000 unrealized loss to the Bank’s trading security portfolio for the three months ended December 31, 2008, as compared to an $11,000 gain in the prior year period. Total non-interest income decreased from $324,000 for the six months ended December 31, 2007 to $274,000 for the six months ended December 31, 2008, primarily due to a $38,000 unrealized loss to the Bank’s trading security portfolio in the current period as compared to a $21,000 gain in the prior year period.

Non-Interest Expenses. Total non-interest expenses grew by $368,000 or 22.5% to $2.0 million for the three months ended December 31, 2008, compared to $1.6 million the three months ended December 31, 2007.

Salaries and employee benefits expense increased $152,000 or 20.0% for the three months ended December 31, 2008, compared to the three months ended December 31 2007. Salaries and benefits expense increased due to the addition of personnel staff at our new Bernardsville location, normal salary increases and the adoption of a stock option plan in May 2008, partially offset by a reduction in 401(k) expense due to an amendment to the plan to reduce the Bank’s contribution in December 2007. Directors’ compensation increased $20,000 or 31.3% for the three month period ended December 31, 2008 compared to the three months ended December 31, 2007, as result of the implementation of a stock option plan in May 2008. Occupancy and equipment expense increased by $99,000 or 32.1%, for the three month period ended December 31, 2008 compared the three months ended December 31, 2007, as did advertising expense by $23,000 or 41.1% for the same comparative period. The increase in both occupancy and equipment and advertising expense was primarily associated with the opening of the Bank’s new Bernardsville location in late summer 2008. Service bureau fees decreased by $29,000 or 24.0% for the three month period ended December 31, 2008 compared to the three months ended December 31, 2007, due to a new contract placed in service in June 2008. Other non-interest expense increased by $103,000 or 31.5% for the three months ended December 31, 2008 compared to the three months ended December 31, 2007, primarily due to increases in FDIC insurance, stationary and supply, legal, and miscellaneous operating expense.

Our non-interest expense for the six months ended December 31, 2008, increased $508,000 or 14.9% to $3.9 million from $3.4 million for the six months ended December 31, 2007. Salaries and employee benefits expense increased $146,000 or 8.8% for the six months ended December 31, 2008, compared to the six months ended December 31 2007 due to the addition of personnel staff at our new Bernardsville location, normal salary increases and the adoption of a stock option plan in May 2008, partially offset by a reduction in 401(k) expense due to an amendment to the plan to reduce the Bank’s contribution in December 2007. Directors’ compensation rose by $41,000 or 32.3% for the six months ended December 31, 2008 to $168,000, compared to $127,000 for the three months ended December 31, 2007, primarily due to the implementation of a stock option plan in May 2008. Occupancy and equipment expense increased by $144,000 or 23.0%, as did advertising expense by $52,000 or 54.2% or the six month period ended December 31, 2008 compared the six months ended December 31, 2007. The increase in both occupancy and equipment and advertising expense was primarily associated with the opening of the Bank’s new Bernardsville location in late summer 2008. Service bureau fees decreased by $67,000 or 25.8% for the six months ended December 31, 2008 compared to the six months ended December 31, 2007, due to a new contract placed in service in June 2008. Other expense increased by $192,000 or 29.6% to $840,000 for the six month period ended December 31, 2008, compared to

$648,000 for the same period ended December 31, 2007, primarily due to increases in FDIC insurance, stationary and supply, legal, and miscellaneous operating expense.

Income Taxes. Income tax expense for the three months ended December 31, 2008 was $81,000 or 37.9% of income before income taxes as compared to $127,000 or 35.2% of income before income taxes for the three months ended December 31, 2007.

For the six months ended December 31, 2008, income tax expense was $187 or 38.1% of income before taxes as compared to $185,000 or 33.9% of income before income taxes for the six months ended December 31, 2007.

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

At December 31, 2008, the Bank had outstanding commitments to originate loans of $1.6 million, construction loans in process of $6.0 million, unused lines of credit of $28.0 million (including $23.3 million for home equity lines of credit), and standby letters of credit of $268,000. Certificates of deposit scheduled to mature in one year or less at December 31, 2008, totaled $72.3 million.

As of December 31, 2008, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations. At December 31, 2008, its total loans to deposits ratio was 112.7%. At December 31, 2008, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $95.1 million, of which $36.6 million was outstanding. As of December 31, 2008, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2008, the Bank exceeded all applicable regulatory capital requirements.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Millington Savings Bank’s facilities. These financial instruments include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At December 31, 2008, our significant off-balance sheet commitments consisted of commitments to originate loans of $1.6 million, construction loans in process of $6.0 million, unused lines of credit of $28.0 million (including $23.3 million for home equity lines of credit), and standby letters of credit of $268,000.

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

Recent Legislation and Other Regulatory Initiatives

On October 3, 2008, the President of the United States signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law. This legislation, among other things, authorized the Secretary of Treasury (“Treasury”) to establish a Troubled Asset Relief Program (“TARP”) to purchase up to $700 billion in troubled assets from qualified financial institutions (“QFI”). EESA is also being interpreted by the Treasury to allow it to make direct equity investments in QFIs. Subsequent to the enactment of EESA, the Treasury announced the TARP Capital Purchase Program (“CPP”) under which the Treasury will purchase up to $250 billion in senior perpetual preferred stock of QFIs that elect to participate in the CPP. The Treasury’s investment in an individual QFI may not exceed the lesser of 3% of the QFI’s risk-weighted assets or $25 billion and may not be less than 1% of risk-weighted assets. QFIs had until November 14, 2008, to elect to participate in the CPP. The CPP also requires the issuance of warrants exercisable for a number of shares of common stock with an aggregate value equal to 15% of the amount of the preferred stock investment.

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

Concurrent with the announcement of the CPP, the FDIC also established the Temporary Liquidity Guarantee Program. This program contains two elements: (i) a debt guarantee program and (ii) an increase in deposit insurance coverage for certain types of non-interest bearing accounts. Pursuant to the debt guarantee program, newly issued senior unsecured debt of banks, thrifts or their holding companies issued on or before June 30, 2009 would be protected in the event the issuing institution subsequently fails or its holding company files for bankruptcy. Financial institutions opting to participate in this program would be charged an annualized fee equal to 75 basis points multiplied by the amount of debt being guaranteed. The amount of debt that may be guaranteed cannot exceed 125% of the institution’s outstanding debt at December 31, 2008 and due to mature before June 30, 2009. The guarantee would expire by June 30, 2012 even if the debt itself has not matured. Pursuant to the temporary unlimited deposit insurance coverage, a qualifying institution may elect to provide unlimited coverage for non-interest bearing transaction deposit accounts in excess of the $250,000 limit by paying a 10 basis point surcharge on the covered amounts in excess of $250,000. All institutions will have this coverage without charge for until December 5, 2008. Institutions may choose whether to continue the coverage and be charged the surcharge. To opt out of the program, institutions must notify the FDIC by December 5, 2008. This coverage would expire on December 31, 2009. The Bank elected to opt out of the debt guarantee program, but is participating in the increase in deposit insurance program.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4T – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2008.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at December 31, 2008 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended December 31, 2008.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2008	12,620	$9.68	165,428	81,176
November 1 through 30, 2008	56,700	10.16	222,128	24,476
December 1 through 31, 2008	24,476	10.04	246,604	0
Total	93,796	$10.06	246,604

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 10, 2008, the Company held its annual meeting of stockholders. Thomas G. McCain and Ferdinand J. Rossi were elected to serve as directors with terms expiring in 2011. The Company’s stockholders also ratified the appointment of Beard Miller Company LLP as the Company’s independent public accountants for the fiscal year ended June 30, 2009.

The following are the results of the annual meeting:

	FOR		VOTES WITHHELD
Nominees for Three Year Terms:	Number of Votes	Percentage of Votes Cast	Number of Votes	Percentage of Votes Cast

Thomas G. McCain	4,974,486	94.9%	268,333	5.1%

Ferdinand J. Rossi	4,994,314	95.3%	248,505	4.7%

RATIFICATION OF INDEPENDENT AUDITORS:

	Number of Votes	Percentage of Votes Cast

FOR	5,120,213	98.3%

AGAINST	88,349	1.7%

ABSTAIN	34,257	N/A

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSB FINANCIAL CORP.
(Registrant)

Date February 12, 2009	/s/ Gary T. Jolliffe
Gary T. Jolliffe
President and Chief Executive Officer

Date February 12, 2009	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer