Form 10-Q
period 2009-03-31
MSB FINANCIAL CORP.
filed 2009-05-13
CIK 1374783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

Indicate by check markwhether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 4, 2009:

$0.10 par value common stock 5,311,421 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Position
	at March 31, 2009 and June 30, 2008	2

	Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended March 31, 2009 and 2008	3

	Consolidated Statements of Cash Flows for the Nine Months
	Ended March 31, 2009 and 2008	4

	Notes to Consolidated Financial Statements	5

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T:	Controls and Procedures	20

PART II - OTHER INFORMATION		21

Item 1:	Legal Proceedings	21

Item 1A:	Risk Factors	21

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3:	Defaults Upon Senior Securities	21

Item 4:	Submission of Matters to a Vote of Security Holders	21

Item 5:	Other Information	21

Item 6:	Exhibits	21

SIGNATURES		22

MSB FINANCIAL CORP AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)

	March 31,	June 30,
	2009	2008
	(Dollars in thousands,
	except per share amounts)
Assets
Cash and due from banks	$5,100	$1,480
Interest-bearing demand deposits with banks	22,918	3,215

Total Cash and Cash Equivalents	28,018	4,695

Trading securities	16	82
Securities held to maturity (fair value $33,055 and
$28,195, respectively)	32,865	28,743
Loans receivable, net of allowance for loan losses
of $1,248 and $1,025, respectively	268,118	254,290
Premises and equipment	11,118	10,759
Federal Home Loan Bank of New York stock, at cost	2,084	2,112
Bank owned life insurance	4,207	4,088
Accrued interest receivable	1,590	1,680
Deferred income taxes	1,377	1,111
Other assets	550	498
Total Assets	$349,943	$308,058

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Non-interest bearing	$10,968	$10,027
Interest bearing	258,417	215,344
Total Deposits	269,385	225,371

Long-term advances from Federal Home Loan Bank of NY	36,433	37,068
Advance payments by borrowers for taxes and insurance	399	480
Other liabilities	2,028	1,743
Total liabilities	308,245	264,662

Commitments and Contingencies	—	—

Stockholders' Equity
Common Stock, par value $.10; 10,000,000 shares authorized:
5,620,625 issued; 5,367,021 and 5,564,633 shares outstanding,
respectively	562	562
Paid-in capital	24,310	24,188
Retained earnings	21,133	21,026
Unearned ESOP shares	(1,644)	(1,770)
Treasury stock, at cost (253,604 and 55,992 shares, respectively)	(2,661)	(609)
Accumulated other comprehensive loss	(2)	(1)

Total Stockholders' Equity	41,698	43,396
Total Liabilities and Stockholders' Equity	$349,943	$308,058

MSB FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Interest Income:
Loans receivable, including fees	$3,722	$3,745	$11,241	$11,250
Securities held to maturity	395	327	1,144	1,018
Other	23	104	93	210
Total Interest Income	4,140	4,176	12,478	12,478

Interest Expense
Deposits	1,592	1,915	4,897	5,868
Borrowings	348	343	1,137	998
	1,940	2,258	6,034	6,866
Less: Capitalized Interest	—	—	(31)	—
Total Interest Expense	1,940	2,258	6,003	6,866

Net Interest Income	2,200	1,918	6,475	5,612

Provision for Loan Losses	91	40	223	95

Net Interest Income after Provision for Loan Losses	2,109	1,878	6,252	5,517

Non-Interest Income
Fees and service charges	74	87	242	263
Income from bank owned life insurance	38	39	119	117
Unrealized (loss) on trading securities	(28)	(26)	(66)	(5)
Other	20	19	83	68
Total Non-Interest Income	104	119	378	443

Non-Interest Expenses
Salaries and employee benefits	914	833	2,720	2,493
Directors compensation	85	64	253	191
Occupancy and equipment	426	338	1,197	965
Service bureau fees	93	137	286	397
Advertising	54	43	202	139
Other	454	321	1,294	969
Total Non-Interest Expenses	2,026	1,736	5,952	5,154

Income before Income Taxes	187	261	678	806
Income Taxes	71	91	258	276
Net Income	116	170	420	530
Amortization component of net periodic pension cost,
net of tax	—	1	(1)	3

Total Comprehensive Income	$116	$171	$419	$533
Weighted average number of shares of common stock
outstanding - basic and diluted	5,205	5,435	5,261	5,432
Earnings per share - basic and diluted	$0.02	$0.03	$0.08	$0.10
Dividends Declared per share	$0.03	$0.03	$0.09	$0.06

See notes to consolidated financial statements.

MSB Financial Corp and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended March 31,
	2009	2008
	(In Thousands)
Cash Flows from operating activities:
Net income	$420	$530
Adjustments to reconcile net income to net
cash provided by operating activities:
Net amortization of loan fees and loan costs	(62)	(126)
Depreciation and amortization expense	543	408
Amortization component of net periodic pension cost, net of tax	(1)	3
ESOP compensation	126	129
Stock based compensation	124	—
Provision for loan losses	223	95
Earnings on bank owned life insurance	(119)	(117)
Unrealized loss on trading securities	66	5
Decrease in accrued interest receivable	90	177
Deferred income taxes	(266)	(108)
(Increase) decrease in other assets	(52)	19
Increase (decrease) increase in other liabilities	159	(122)
Increase in accrued interest payable	9	77
Net Cash Provided by Operating Activities	1,260	970

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(7,290)	(15,000)
Proceeds from maturities, calls and principal repayments	3,168	18,449
Net increase in loans receivable	(13,989)	(15,748)
Purchase of premises and equipment	(902)	(1,162)
Purchase Federal Home Loan Bank of New York stock	(2,490)	(2,979)
Redemptions of Federal Home Loan Bank of New York stock	2,518	2,556
Net Cash Used in Investing Activities	(18,985)	(13,884)

Cash Flows from Financing Activities:
Net increase in deposits	44,014	9,525
(Decrease) in short-term borrowings	—	(16,000)
Proceeds of long-term borrowings	—	26,000
Repayments of long-term borrowings	(635)	(613)
(Decrease) in advance payments by borrowers for taxes and insurance	(81)	(31)
Dividends paid to minority stockholders	(198)	(70)
Purchase of treasury stock	(2,052)	(19)
Net Cash Provided by Financing Activities	41,048	18,792

Net Increase in Cash and Cash Equivalents	23,323	5,878
Cash and Cash Equivalents – Beginning	4,695	4,269
Cash and Cash Equivalents – Ending	$28,018	$10,147

Supplementary Cash Flows Information
Interest paid	$6,025	$6,789
Income taxes paid	$663	$498

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

A Registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Bank’s newly established Employee Stock Ownership Plan (“ESOP”). Net proceeds of the offering totaled approximately $24.5 million. Concurrent with closing of the offering, the MHC received 3,091,344 shares of Company stock in exchange for the 10,000 shares previously owned by the MHC. The MHC is the majority stockholder of the Company owning 57.6% of the outstanding common stock at March 31, 2009.

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at and for the three and nine month periods ended March 31, 2009 and 2008. The results of operations for the three and nine months ended March 31, 2009 and 2008 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

Note 3 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings per share did not differ from basic earnings per share for the three and nine months ended March 31, 2009, as the 275,410 weighted average number of outstanding stock options were all anti-dilutive. Diluted earnings per share did not differ from basic earnings per share for the three and nine months ended March 31, 2008, as there were no contracts or securities exercisable or which could be converted into common stock during those periods.

Note 4 – Stock Based Compensation

On March 10, 2008 the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan. This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the shares on the grant date. The fair value of these options was estimated to be $ 2.99 per share based on the Black-Scholes model. At March 31, 2009, the total future expense to be recorded for the stock option grants is $673,000 over a weighted average period of 4.1 years. Options are exercisable for 10 years from date of grant.

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

In October 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-3,“Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our consolidated financial statements. The application of the provisions of FSP 157-3 did not materially affect the amounts reported in the consolidated financial statements.

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
•

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective July 1, 2008.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Trading securities	$16	$-	$-	$16

Certain financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summaries those assets measured at fair value on a non-recurring basis:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans	$-	$-	$2,040	$2,040

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of its historical cost basis or fair value. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Fair value is measured in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which fair value equals or exceeds amortized cost basis. Such loans are not included in the above table. Impaired loans requiring specific allowances, and valued using Level 3 inputs, had principal balances totaling $936,000 and $2,285,000 at June 30, 2008 and March 31, 2009, respectively, with valuation allowances of $114,000 and $245,000 at June 30, 2008 and March 31, 2009, respectively.

Note 6 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

Service Cost	$25	$28	$76	$84
Interest Cost	17	15	52	45
Amortization of Unrecognized (Gain)	(3)	(1)	(9)	(3)
Amortization of Past Service Liability	3	3	8	9
	$42	$45	$127	$135

Effective July 1, 2008, the Company implemented the measurement date provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. As a result of the implementation of this standard, the Company recorded, net of tax, a $25,000 reduction in retained earnings at that date.

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

On August 21, 2008, the Company announced the Board of Directors had authorized a second stock repurchase program pursuant to which the Company intended to repurchase up to an additional 5%, or 120,140 shares. The timing of the repurchases depended on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Repurchased shares are held as treasury stock and are available for general corporate purposes. As of December 31, 2008, the Company repurchased 120,140 shares authorized under this repurchase program.

On February 9, 2009, the Board of Directors authorized a third stock repurchase program pursuant which the Company intends to repurchase up to 114,134 shares or approximately 5% of its outstanding shares. During the three months ended March 31, 2009 the Company, pursuant to this plan, purchased 7,000 shares.

During the nine months ended March 31, 2009, an aggregate of 197,612 shares were purchased under the aforementioned plans at a cost of $2,052,000 or $10.38 per share.

Note 8 – Dividends on Common Stock

The MHC has waived its right, upon the non-objection of the Office of Thrift Supervision, to receive cash dividends declared on the 3,091,344 shares of Company common stock that it owns. Such dividends amounted to approximately $93,000 during both quarters ended March 31, 2009 and 2008, and approximately $278,000 and $185,000, respectively, during the nine months ended March 31, 2009 and 2008. As of March 31, 2009, the aggregate amount of dividends waived by the MHC was approximately $556,000.

Note 9 – Recent Accounting Pronouncements

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

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

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

Comparison of Financial Condition at March 31, 2009 and June 30, 2008

General. Total assets reached $349.9 million at March 31, 2009, compared to $308.1 million at June 30, 2008. The increase was fueled by increases in cash and cash equivalent balances and loan originations. The funding for loan originations was provided primarily by a $44.0 million or 19.5% increase in deposits, to $269.4 million at March 31, 2009, compared to $225.4 million at June 30, 2008.

Loans. Loans receivable, net, rose to $268.1 at March 31, 2009 from $254.3 million at June 30, 2008, an increase of $13.8 million, or 5.4%. As a percentage of assets, loans decreased from 82.5% to 76.6%. The Bank experienced strong demand for its home equity loans in its market area. The home equity portfolio grew by $7.2 million or 13.1% between June 30, 2008 and March 31, 2009. The one-to-four family loan portfolio grew by $5.3 million, a 3.6% increase, as did multifamily and commercial real estate loans and commercial loans, by $2.2 million or 7.2%, and $776,000 or 8.4%, respectively, while the construction loan portfolio decreased by $1.2 million or 6.9% between June 30, 2008 and March 31, 2009.

Securities. Our portfolio of securities held to maturity was at $32.9 million at March 31, 2009 as compared to $28.7 million at June 30, 2008. During the nine months ended March 31, 2009, the Bank purchased $7.3 million in securities, while maturities, calls and principal repayments totaled $3.2 million.

Premises and equipment, net. Total premises and equipment net at March 31, 2009 were $11.1 million, compared to $10.8 million at June 30, 2008, an increase of $359,000 or 3.3%. The increase was primarily attributed to the construction of the Bank’s new Bernardsville branch location which opened in August 2008.

Deposits. Total deposits at March 31, 2009 were $269.4 million, compared to $225.4 million at June 30, 2008. Savings and club accounts, certificates of deposit and non-interest bearing demand accounts increased by $43.0 million, $1.1 million and $941,000, respectively, as did super NOW accounts by $293,000, while NOW and money market demand accounts decreased by $772,000, and $514,000, respectively. The increased savings account balance was the result of the Bank offering higher rates on its tiered savings account product.

Borrowings. Total borrowings at March 31, 2009 amounted to $36.4 million, compared to $37.1 million at June 30, 2008. The Bank did not commit to any additional long term borrowings during the nine months ended March 31, 2009. The Bank did not have any short-term borrowings as of March 31, 2009, and June 30, 2008.

Our investment in Federal Home Loan Bank of New York (“FHLB”) stock was $2.1 million at both March 31, 2009 and June 30, 2008.

Equity. Stockholders’ equity was $41.7 million at March 31, 2009 as compared to $43.4 million at June 30, 2008, reflecting a decrease of $1.7 million for the nine months ended March 31, 2009. The decrease in equity was primarily attributed to the repurchase of $2.1 million in treasury stock. Other changes in equity were due to the declaration of $192,000 in cash dividends on our common stock, and a $121,000 reduction as a result of the implementation of SFAS 158 and EITF 06-4 accounting pronouncements related to employee benefits, offset partially by $420,000 in net income, $126,000 in ESOP shares earned and $124,000 in stock-based compensation.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2009 and 2008

General. Our net income for the three months ended March 31, 2009 was $116,000, compared to net income of $170,000 for the three months ended March 31, 2008, a decrease of $54,000 or 31.8%. This decrease was the result of a decrease in non-interest income and increases in the provision for loan losses and non-interest expense; partially offset by an increase in net interest income and a decrease in income taxes for the three month period ended March 31, 2009, compared to the same period ended March 31, 2008.

Our net income for the nine months ended March 31, 2009 was $420,000, compared to net income of $530,000 for the nine months ended March 31, 2008, a decrease of $110,000 or 20.8%. This was the result of a decrease in non-interest income, as well as increases in non-interest expense and the provision for loan losses, offset partially by an increase in net interest income and a reduction in income taxes.

Net Interest Income. Net interest income increased by $282,000 or 14.7% to $2.2 million for the three month period ended March 31, 2009, compared to $1.9 million for the three months ended March 31, 2008. Interest income decreased by $36,000 or .9%, and interest expense decreased by $318,000 or 14.1%, for the same three month comparative periods.

The decrease of $36,000 or .9% in total interest income for the three months ended March 31, 2009, resulted from a decrease of 62 basis points in yield to 5.37%, partially offset by a 10.5% increase in average interest-earning assets. Average earning assets increased $29.3 million, to $308.3 million for the three months ended March 31, 2009, compared to $279.0 million for the three months ended March 31, 2008. Interest income on loans decreased slightly by $23,000 or .6% for the three months ended March 31, 2009, compared to the same period ended March 31, 2008 primarily due to a 57 basis point reduction in average yield to 5.56%, tempered by an increase of $23.2 million or 9.5% in average loan balances. Interest on securities held to maturity increased $68,000 or 20.8% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, as a result of a 40 basis point increase in yield to 5.36% and a $3.1 million or 11.7% increase in the average balance. Other interest income reflected a reduction of $81,000 or 77.9% in interest income primarily due to a 425 basis point reduction to 0.81% in yield, partially offset by an increase of $3.1 million or 37.5% in average balance for the three months ended March 31, 2009, compared to the same three month period ended March 31, 2008. Balances held at the Federal Home Loan Bank during the three months ended March 31, 2009 were higher due to the increased deposit balances.

Total interest expense decreased $318,000 or 14.1% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Average interest-bearing liabilities increased $35.7 million or 14.8%, from $241.3 million for the three months ended March 31, 2008, to $277.0 million for the three months ended March 31, 2009, the effect of which was more than offset by a 94 basis point decrease in the average rate from 3.74% to 2.80%, for the respective periods. Interest expense on deposits decreased $323,000 or 16.9% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, as a result of a 107 basis point reduction to 2.65% in the average rate on interest-bearing deposits, tempered by an increase of $34.4 million or 16.7% in average interest-bearing deposits. The average balance of savings balances increased $50.7 million or 103.3%, whereas average certificates of deposit reflected a decrease of $14.6 million or 11.3%, as did NOW balances with a decrease of $1.7 million or 6.5% for the quarter ended March 31, 2009 compared to the same quarter ended March 31, 2008. The average rate on savings deposits, certificates of deposit and NOW accounts decreased by 28 basis points, 130 basis points, and 29 basis points, respectively, for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. Total interest expense on borrowings increased slightly by $5,000 or 1.5% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Federal Home Loan Bank advance average balances increased $1.3 million or 3.6%, whereas the average rate decreased by 8 basis points, from 3.88% to 3.80% for the three months ended March 31, 2009 compared to the same three month period ended March 31, 2008.

Net interest income increased $863,000 or 15.4% to $6.5 million for the nine months ended March 31, 2009, from $5.6 million for the nine months ended March 31, 2008. Interest income was $12.5 million for both the nine month periods ended March 31, 2009 and March 31, 2008, whereas interest expense reflected a $863,000 or 12.6 % reduction for the nine month period ended March 31, 2009, compared to the nine month period ended March 31, 2008.

Average earning assets increased by $26.4 million or 9.7% for the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008, whereas the average rate on earning assets decreased by 54 basis points to 5.54% for the nine month period ended March 31, 2009, compared to the nine month period ended March 31, 2008. Interest income on loans decreased slightly by $9,000 or .1% for the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008, while average yield declined 58 basis points to 5.68%. Average loan receivable balances increased $24.4 million or 10.2% to $264.1 million for the nine months ended March 31, 2009, compared to $239.7 million for the nine months ended March 31, 2008. Interest income on securities held to maturity increased $126,000 or 12.4% for the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008. Average securities held to maturity balances increased $121,000 or .4% for the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008, as the yield on the investment held to maturity portfolio increased by 57 basis points to 5.37% for the nine month period ended March 31, 2009, compared to the same nine month period ended March 31, 2008. Interest income on other interest-earning assets decreased by $117,000 or 55.7% for the nine month period ended March 31, 2009, compared to the same nine month period ended March 31, 2008 as a 319 basis point decrease in yield to 1.60% was partially offset by an average balance increase of $1.9 million or 32.6%.

The $863,000 or 12.6% decrease in interest expense for the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008, was primarily due to an average rate decrease of 85 basis points to 3.03% on interest-bearing liabilities, offset by an increase of $28.3 million in average interest-bearing liabilities. Interest expense on deposits decreased by $971,000 for the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008. The average rate on deposits decreased 89 basis points to 2.93% and average interest-bearing deposit balances increased $18.0 million or 8.8%, from $205.1 million for the nine months ended March 31, 2008, to $223.1 million for the nine months ended March 31, 2009. Savings average balances increased $36.5 million or 75.4%, while the average rate decreased by 2 basis points for the nine months ended March 31, 2009, compared to the same nine month period ended March 31, 2008. Certificates of deposit and NOW accounts average balances decreased by $17.8 million or 13.7% and $588,000 or 2.2%, respectively, while average rates decreased 111 basis points and 28 basis points, respectively for the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008. Interest expense on borrowings increased by $139,000 or 13.9% for the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008. Average Federal Home Loan Bank advance balances rose by $11.9 million or 38.5%, whereas the average rate decreased by 76 basis points to 3.53% for the nine month period ended March 31, 2009, compared to the nine month period ended March 31, 2008.

Provision for Loan Losses. For the three month period ended March 31, 2009, a $91,000 provision was made, whereas a $40,000 provision was made for the same period in 2008. There were no charge-offs or recoveries of previously charged-off loans during the three month period ended March 31, 2009. There were no charge-offs and a $4,000 recovery of previously charged-off loans during the three month period ended March 31, 2008. For the nine month period ended March 31, 2009, a $223,000 provision was made, whereas a $95,000 provision was made for the same period in 2008. There were no charge offs for the nine month periods ended March 31, 2009 and March 31, 2008, respectively, and a $6,000 recovery for the nine month period ended March 31, 2008. The increased provisions reflect both the increased size of the loan portfolio and an increase in non-performing loans. The allowance for loan losses totaled $1.2 and $1.0 million, respectively, at March 31, 2009 and June 30, 2008, representing 0.45% and 0.40%, respectively of total loans. The ratio of non-performing loans to total loans was 3.02%, at March 31, 2009, as compared to 2.00% at June 30, 2008. The allowance for loan losses reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of the bank owned life insurance and unrealized gain on trading securities.

Non-interest income decreased by $15,000 to $104,000 for the three months ended March 31, 2009, from $119,000 for the three months ended March 31, 2008. Total non-interest income decreased $65,000 from $443,000 for the nine months ended March 31, 2008 to $378,000 for the nine months ended March 31, 2009. The decrease for the three month period ended March 31, 2009 compared to the same period ended March 31, 2008, was primarily due to a $13,000 decrease in fees and service charges. The decrease for the nine month period ended March 31, 2009 compared to same period ended March 31, 2008, was primarily due to an increased unrealized loss of $66,000 to the Bank’s trading security portfolio for the nine months ended March 31, 2009, as compared to a $5,000 loss in the prior year period.

Non-Interest Expenses. Total non-interest expenses grew by $290,000 or 16.7% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008 and by $798,000 or 15.5% for the nine month period ended March 31, 2009 compared to the same period ended March 31, 2008.

Salaries and employee benefits expense increased $81,000 or 9.7% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The increase in expense reflects those expenses related to the Company’s stock option plan instituted in May 2008, normal salary increases and addition of personnel at the Bernardsville branch, which opened in August 2008. Directors’ compensation increased $21,000 or 32.8% for the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008 primarily due to the addition of the stock option plan in May 2008. Occupancy and equipment and advertising expense increased by $88,000 or 26.0%, and $11,000 or 25.6% respectively; while other expense increased $133,000 or 41.4% for the three month period ended March 31, 2009 compared to the same period ended March 31, 2008. The increase in occupancy and equipment and advertising expense primarily relates to the opening of the Bank’s new Bernardsville branch, whereas the increase in other expense is primarily related to the increase in FDIC insurance premium, audit expense, and the new on-going expenses associated with the Bank’s new Bernardsville branch. Service bureau fees reflected a $44,000 or 32.1% reduction primarily due to a new contract that went into effect in June 2008.

Salaries and employee benefits increased by $227,000 or 9.1% for the nine month period ended March 31, 2009 compared to the same period ended March 31, 2008. The increase in expense for the period reflects normal salary increases, the implementation of a stock option plan, in May 2008, offset by a reduction of $122,000 in the Bank’s 401-k pension plan expense for the nine month period ended March 31, 2008, as a result of the plan being amended. The $62,000 increase in director’s compensation was primarily due to the addition of a stock option plan in May 2008. The increase in occupancy and equipment and advertising expense of $232,000 or 24.0%, and $63,000 or 45.3%, respectively, for the nine month period ended March 31, 2009 compared to the same period ended March 31, 2008, reflects increases in expenses associated with the August 2008 opening of the Bank’s Bernardsville branch. Other expense increased $325,000 or 33.5% for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008. The increase in other expense is primarily related to an increase in FDIC insurance premium, audit expense and expenses related to the operations of the Bank’s new Bernardsville branch location. These increases were partially offset by a decrease of $111,000 in service bureau fees.

Income Taxes. Income tax expense for the three months ended March 31, 2009 was $71,000 or 38.0% of income before income taxes as compared to $91,000 or 34.9% of income before income taxes for the three months ended March 31, 2008.

For the nine months ended March 31, 2009, income tax expense was $258,000 or 38.1% of income before taxes as compared to $276,000 or 34.2% of income before income taxes for the nine months ended March 31, 2008.

For both the three and nine month periods, the increase in effective tax rate was due to increased losses in the trading security portfolio, which are considered capital losses. The tax benefit on capital losses is not considered more-likely-than-not to be realized and, accordingly, has been fully reserved for.

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

At March 31, 2009, the Bank had outstanding commitments to originate loans of $5.7 million, construction loans in process of $5.5 million, unused lines of credit of $27.3 million (including $23.2 million for home equity lines of credit), and standby letters of credit of $124,000. Certificates of deposit scheduled to mature in one year or less at March 31, 2009, totaled $74.4 million.

As of March 31, 2009, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required. At March 31, 2009, its total loans to deposits ratio was 102.1%. At March 31, 2009, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $91.7 million, of which $36.4 million was outstanding. As of March 31, 2009, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2009, the Bank exceeded all applicable regulatory capital requirements.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Millington Savings Bank’s facilities. These financial instruments may include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At March 31, 2009, our significant off-balance sheet commitments consisted of commitments to originate loans of $5.7 million, construction loans in process of $5.5 million, unused lines of credit of $27.3 million (including $23.2 million for home equity lines of credit), and standby letters of credit of $124,000.

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

ITEM 4T – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2009.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at March 31, 2009 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2009.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2009	0	$0	246,604	0
February 1 through 28, 2009	0	0	246,604	114,134
March 1 through 31, 2009	7,000	9.34	253,604	107,134
Total	7,000	$9.34	253,604	107,134

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

MSB FINANCIAL CORP.
(Registrant)

Date May 13, 2009	/s/ Gary T. Jolliffe
Gary T. Jolliffe
President and Chief Executive Officer

Date May 13, 2009	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer