Form 10-K
period 2009-06-30
MSB FINANCIAL CORP.
filed 2009-09-28
CIK 1374783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).	YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Stock Market LLC on December 31, 2008, was approximately $23.2 million.

As of September 16, 2009 there were 5,310,921 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders. (Parts II and III)

MSB FINANCIAL CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: The strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; market volatility; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

The Bank is a New Jersey-chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. As of June 30, 2009, the Bank had 52 full time equivalent employees.

The Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The OTS regulates the MHC and the Company as federally-chartered savings and loan holding companies.

Throughout this document, references to “we,” “us,” or “our” refer to the Bank or Company, or both, as the context indicates.

Competition

We operate in a market area with a high concentration of banking and other financial institutions, and we face substantial competition in attracting deposits and in originating loans. A number of our competitors are significantly larger institutions with greater financial and managerial resources and lending limits. Our ability to compete successfully is a significant factor affecting our growth potential and profitability.

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

Lending Activities

We have traditionally focused on the origination of one-to-four family loans and home equity loans and lines of credit, which together comprise a substantial portion of the total loan portfolio. We also provide financing for commercial real estate, including multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. In recent years, construction loans have grown as a component of our portfolio. We also originate commercial loans. Our consumer loans are comprised of auto loans, personal loans and account loans.

Loan Portfolio Composition. The following tables analyze the composition of the Bank’s portfolio by loan category at the dates indicated. Except as set forth below, there were no concentrations of loans exceeding 10% of total loans.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:
One-to-four family real estate	$155,143	54.68%	$145,868	56.31%	$123,601	50.94%	$120,921	53.89%	$113,488	58.50%
Commercial real estate	34,115	12.03	30,068	11.61	28,989	11.95	23,587	10.51	17,971	9.26
Construction	20,978	7.39	17,771	6.86	23,822	9.82	23,276	10.37	18,398	9.48
Consumer	1,106.39		1,259	0.49	1,995	0.82	1,861	0.83	1,819	0.94
Home equity	62,179	21.92	54,778	21.15	55,896	23.04	49,257	21.95	38,291	19.74
Commercial	10,176	3.59	9,285	3.58	8,338	3.43	5,497	2.45	4,029	2.08

Total loans receivable	283,697	100.00%	259,029	100.00%	242,641	100.00%	224,399	100.00%	193,996	100.00%

Less:
Construction loans in process	(5,609)		(3,568)		(7,999)		(4,968)		(5,719)
Allowance for loan losses	(1,808)		(1,025)		(926)		(921)		(874)
Deferred loan fees	(222)		(146)		(218)		(189)		(211)

Total loans receivable, net	$276,058		$254,290		$233,498		$218,321		$187,192

Loan Maturity Schedule. The following table sets forth the maturity of the Bank’s loan portfolio at June 30, 2009. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. Undisbursed amounts on construction loans totaling $5.6 million at June 30, 2009 are not shown in the table. The table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2009
	One-to-Four Family Real Estate	Commercial Real Estate	Construction	Consumer	Home Equity	Commercial	Total
	(In thousands)
Amounts Due:
Within 1 Year	$8,688	$1,681	$12,836	$675	$58	$5,483	$29,421

After 1 year:
1 to 5 years	29,134	10,383	2,533	431	2,322	3,594	48,397
5 to 10 years	24,535	10,697	-	-	23,411	299	58,942
After 10 years	92,786	11,354	-	-	36,388	800	141,328

Total due after one year	146,455	32,434	2,533	431	62,121	4,693	248,667
Total amount due	$155,143	$34,115	$15,369	$1,106	$62,179	$10,176	$278,088

The following table sets forth the dollar amount of all loans at June 30, 2009 due after June 30, 2010, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One-to-four family real estate	$140,852	$5,603	$146,455
Commercial real estate	32,434	-	32,434
Construction	2,533	-	2,533
Consumer	260	171	431
Home equity	36,529	25,592	62,121
Commercial	2,535	2,158	4,693
Total	$215,143	$33,524	$248,667

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

We provide financing on residential investment properties with either 3 to 10 year balloon mortgages or 5 to 30 year fixed duration mortgages. At the end of each term a balloon mortgage on an investment property may be paid off in full with no penalty or, provided that the loan is in good standing and there has been no negative change in value of the collateral, we may extend the existing mortgage on new terms, at a new interest rate. If the mortgage is extended, there may be additional charges at the time of each extension. Our investment property lending product is available to individuals or proprietorships, partnerships, limited liability corporations, and corporations with personal guarantees. All investment property is underwritten on its ability substantially to carry itself, unless the property is a two-family residence with the mortgagor living in one of the units. Preference is given to those loans where rental income covers all operating expenses, including but not limited to principal and interest, real estate tax, hazard insurance, utilities, maintenance, and reserve. Operating expenses generally may not exceed rental income by more than 10%. Any negative cash flow will be included in the limit on the borrower’s total debt ratio.

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

Commercial Real Estate Mortgages. Our commercial real estate lending includes multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. Our commercial real estate mortgage loans are either 3 to 10 year balloon mortgages (with a maximum amortization period of 25 years) or 15 year fixed duration mortgages. This type of lending is made available to proprietorships, partnerships, and corporations with personal guarantees. All commercial property is underwritten on its ability substantially to provide satisfactory cash flows. A cash flow and lease analysis is performed for each property. Preference is given to those loans where rental income covers all operating expenses, including but not limited to principal and interest, real estate tax, hazard insurance, utilities, maintenance, and reserve. Operating expenses may exceed rental income by not more than 10%. Any negative cash flow will be included in the limit on the borrower’s total debt ratio. Cash from other assets of the borrower, who may own multiple properties and generate a surplus, can be made available to cover debt-service shortages of the financed property.

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

Consumer Loans. Our consumer lending products consist of new and used auto loans, secured and unsecured personal loans, account loans and overdraft lines of credit. The maximum term for a loan on a new or used automobile is six years or four years, respectively. We will lend up to 80% of retail value or dealer invoice on a car loan. We offer a reduction on the interest rate for car loans with payments automatically deducted from the borrower’s checking or statement savings account with us.

Our personal loans have terms of up to four years with a minimum and maximum balance of $1,000 and $5,000, respectively. A reduction to the interest rate is offered for loans with automatic debit repayment from a checking or statement savings account with us. Our account loans permit a depositor to borrow up to 90% of his or her funds on deposit with us in certificate of deposit accounts. The interest rate is the current rate paid to the depositor, plus a premium. A minimum payment of interest only is required. We offer an overdraft line of credit with a minimum of $500 and up to a maximum of $5,000 and an interest rate tied to the prime rate published in The Wall Street Journal, plus a premium.

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

Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution’s unimpaired capital and surplus. Accordingly, as of June 30, 2009, our loans to one borrower legal limit was approximately $5.1million.

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

We normally do not sell loans into the secondary mortgage market and did not sell any loans in the five year period ended June 30, 2009. Because it has been our policy to retain the loans we originate in our portfolio, we have not uniformly originated our real estate mortgage loans to meet the documentation standards to sell loans in the secondary mortgage market. We may do so, however, in the future if we find it desirable in connection with interest rate risk management to sell longer term fixed rate mortgages into the secondary mortgage market.

We did not purchase any whole loans in the five-year period ended June 30, 2009. We did, however, purchase a few participation interests in loans originated by other banks during this period.

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

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the period in which the declines occur. At June 30, 2009, we held no real estate owned.

As to commercial loans, the Bank requires updated financial statements when the loan becomes 90 days delinquent. As to account loans, the outstanding balance is collected from the related account along with accrued interest when the loan is 180 days delinquent.

Loans are reviewed on a regular basis, and all delinquencies of 60 days or more are reported to the Board of Directors. Loans are placed on non-accrual status when they are more than 90 days delinquent, except for such loans which are well collateralized and in the process of collection, in addition to those loans that may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Loans with a current value ratio of 60% or less, however, are not automatically placed on non-accrual status if more than 90 days delinquent. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At June 30, 2009, we had approximately $6.5 million of loans that were held on a non-accrual basis, of which $6.4 million were classified as impaired and were subject to specific loss allowances totaling $579,000.

Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.

	At June 30,
	2009	2008	2007	2006	2005

Loans accounted for on a non-accrual basis:
One-to-four family real estate	$3,714	$1,234	$116	$-	$1,662
Commercial real estate	926	410	-	-	-
Construction	-	-	666	-	-
Consumer	-	-	-	1	13
Home equity	1,356	634	634	325	554
Commercial	550	658	166	98	99
Total	6,546	2,936	1,582	424	2,328
Accruing loans contractually past due 90 days or more:
One-to-four family real estate	2,394	1,615	740	252	39
Commercial real estate	-	378	-	-	-
Construction	250	-	-	47	-
Consumer	10	16	-	-	2
Home equity	78	234	27	-	38
Commercial	377	-	-	-	-
Total	3,109	2,243	767	299	79
Total non-performing loans	$9,655	$5,179	$2,349	$723	$2,407
Total non-performing assets	$9,655	$5,179	$2,349	$723	$2,407
Total non-performing loans to total loans	3.40%	2.00%	0.97%	0.32%	1.24%
Total non-performing loans to total assets	2.74%	1.68%	0.83%	0.27%	1.01%
Total non-performing assets to total assets	2.74%	1.68%	0.83%	0.27%	1.01%

During the year ended June 30, 2009, gross interest income of $384,000 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $156,000 of interest on a cash basis as collected was included in income. At June 30, 2009, there were $1.3 million in loans that were not classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in future disclosure as nonaccrual, 90 days past due or restructured.

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

The following table discloses the Bank’s classification of assets as of June 30, 2009.

At June 30, 2009
(In thousands)
Special Mention	$4,018
Substandard	7,755
Doubtful	-
Loss	474
Total	$12,247

At June 30, 2009, 43 out of the 52 loans classified totaling $9.7 million are included as non-performing loans in the non-performing assets table.

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

Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We establish a specific allowance for loans classified as “loss” or that are determined to be impaired. We make provisions for loan losses to a general allowance according to (i) the type of loan, one-to-four family real estate mortgages, commercial real estate mortgages, construction loans, commercial term loans and lines of credit, consumer loans and home equity loans and lines of credit, with commercial, construction and consumer loans receiving a higher allowance than other loan types, and (ii) whether the loan is current and performing or delinquent, with higher allowances made according to the number of days a loan is delinquent. However, for purposes of establishing the general valuation allowance, loans that are delinquent 90 days or more are not subject to higher allowances if they have a loan-to-value ratio of less than 60%.

We maintain a loan review system which provides for a systematic review of the loan portfolios and the early identification of potential impaired loans. We generally review a loan for impairment as soon as the loan is 60 or more days delinquent. A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Payments received on impaired loans are applied to unpaid interest, escrow, late charges and principal in accordance with the individual loan payment schedule, with the oldest installments due credited first.

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

The following table sets forth information with respect to the Bank’s allowance for loan losses for the periods indicated:

	Year Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Allowance balance at beginning of period	$1,025	$926	$921	$874	$742
Provision for loan losses	783	135	5	60	135
Charge-offs:
Consumer	-	42	3	17	3
Total charge-offs	-	42	3	17	3

Recoveries:
Consumer	-	6	3	4	-
Total recoveries	-	6	3	4	-
Net charge-offs	$-	$36	$-	$13	$3
Allowance balance at end of period	$1,808	$1,025	$926	$921	$874
Total loans outstanding at end of period	$283,697	$259,029	$242,641	$224,399	$193,996
Average loans outstanding during period	$266,164	$243,879	$228,069	$205,905	$179,837
Allowance for loan losses as a percentage of non-performing loans	18.73%	19.79%	39.42%	127.39%	36.31%
Allowance for loan losses as a percentage of total loans	0.64%	0.40%	0.38%	0.41%	0.45%
Net loans charged-off as a percentage of average loans	-%	0.01%	-%	0.01%	-%

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

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
At end of period allocated to:
One-to-four family real estate	$683	54.68%	$471	56.31%	$389	50.94%	$436	53.89%	$467	58.50%
Commercial real estate	345	12.03	116	11.61	105	11.95	108	10.51	72	9.26
Construction	152	7.39	74	6.86	83	9.82	125	10.37	72	9.48
Consumer	6	0.39	7	0.49	9	0.82	9	0.83	19	0.94
Home equity	468	21.92	238	21.15	236	23.04	178	21.95	202	19.74
Commercial	154	3.59	119	3.58	104	3.43	65	2.45	42	2.08
Total allowance	$1,808	100.00%	$1,025	100.00%	$926	100.00%	$921	100.00%	$874	100.00%

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

At the present time, nearly our entire securities portfolio is purchased with the intent to hold the security until maturity. At June 30, 2009, we maintained a small trading account totaling $37,000 and the rest of our securities portfolio was classified as held to maturity. Securities not classified as “held to maturity” or as “trading securities” are classified as “available for sale” and are reported at fair value with unrealized gains and losses on the securities impacting equity.

Individual securities are considered impaired when fair value is less than amortized cost. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance including, but not limited to, SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Asset,” as amended. Accordingly, the Company accounts for temporary impairments based upon security classification as either trading, available for sale or held to maturity. Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through other comprehensive income with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes. Temporary impairments of “held to maturity” securities are not recognized in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities is disclosed in the notes to the consolidated financial statements. The carrying value of securities held in a trading portfolio is adjusted to fair value through earnings on a monthly basis.

Other-than-temporary impairments on securities that the Company has decided to sell or will more likely than not be required to sell prior to the full recovery of their fair value to a level equal to or exceeding amortized cost are recognized in earnings. Otherwise, the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components. The credit-related impairment generally represents the amount by which the present value of the cash flows expected to be collected on a debt security falls below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. Credit-related other-than-temporary impairments are recognized in earnings while noncredit-related other-than-temporary impairments are recognized, net of deferred taxes, in other comprehensive income.

At June 30, 2009, our securities portfolio did not contain securities of any issuer, other than the U.S. government or its agencies, having an aggregate book value in excess of 10% of stockholders’ equity. We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our held to maturity securities portfolio at June 30, 2009. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

	At June 30, 2009
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

U.S. Government Agency Obligations	$-	-%	$5,000	1.36%	$4,525	4.54%	$31,790	5.26%	$41,315	4.71%	$41,124

Mortgage-Backed Securities:
Government National Mortgage Association	-	-	-	-	12	9.73	26	5.75	38	6.98	39
Federal Home Loan Mortgage Corporation	-	-	14	6.52	139	5.59	382	4.77	535	5.03	551
Federal National Mortgage Association	-	-	-	-	962	4.80	1,837	5.94	2,799	5.55	2,928
Total	$-	-%	$5,014	1.37%	$5,638	4.62%	$34,035	5.29%	$44,687	4.77%	$44,642

The following table sets forth the carrying value of our held to maturity securities portfolio at the dates indicated. Securities classified as held to maturity are shown at our amortized cost.

	At June 30
	2009	2008	2007
	(In thousands)

U.S. Government Agency Obligations	$41,315	$24,023	$24,120
Government National Mortgage Association	38	41	55
Federal Home Loan Mortgage Corporation	535	652	758
Federal National Mortgage Association	2,799	4,027	4,403
Total securities held to maturity	$44,687	$28,743	$29,336

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

Deposits are obtained primarily from within New Jersey. The Bank utilizes brokered deposits as a funding source. Brokered deposits at June 30, 2009 totaled $2.6 million. Premiums or incentives for opening accounts are sometimes offered. We periodically select particular certificate of deposit maturities for promotion in connection with asset/liability management and interest rate risk concerns.

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

	For the Year Ended June 30,
	2009			2008			2007
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Non-interest-bearing demand	$10,101	4.17%	0.00%	$8,540	3.95%	0.00%	$9,804	4.75%	0.00%
Interest-bearing demand	26,175	10.82	0.63	26,906	12.46	0.90	29,056	14.07	0.96
Savings and club	90,512	37.40	2.22	51,048	23.63	2.48	48,248	23.37	1.86
Certificates of deposit	115,210	47.61	3.61	129,506	59.96	4.76	119,364	57.81	4.65

Total deposits	$241,998	100.00%	2.62%	$216,000	100.00%	3.55%	$206,472	100.00%	3.26%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Interest Rate:
1.00% - 1.99%	$13,756	10.84%	$1	-%	$7	0.01%
2.00% - 2.99%	50,253	39.60	22,434	18.46	1	-
3.00% - 3.99%	43,690	34.43	13,639	11.22	4,997	3.89
4.00% - 4.99%	9,520	7.50	44,128	36.32	47,472	36.98
5.00% - 5.99%	9,682	7.63	41,307	34.00	75,857	59.08
6.00% - 6.99%	-	0.00	-	0.00	48	0.04
Total	$126,901	100.00%	$121,509	100.00%	$128,382	100.00%

The following table sets forth the amount and maturities of certificates of deposit at the Bank at June 30, 2009.

	Amount Due
	Year Ending June 30,
	2010	2011	2012	2013	2014	After June 30, 2015
	(In thousands)
Interest Rate:
1.00% - 1.99%	$12,597	$1,159	$-	$-	$-	$-
2.00% - 2.99%	42,987	6,430	716	50	70	-
3.00% - 3.99%	23,358	8,406	10,323	459	759	385
4.00% - 4.99%	4,287	1,876	253	1,728	175	1,201
5.00% - 5.99%	-	-	1,926	1,529	413	5,814
Total	$83,229	$17,871	$13,218	$3,766	$1,417	$7,400

The following table shows the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2009.

Certificates of Deposit
(In thousands)
Remaining Time Until Maturity:
Within three months	$11,560
Three through six months	9,750
Six through twelve months	11,625
Over twelve months	16,908
Total	$49,843

Borrowings. To supplement our deposits as a source of funds for lending or investment, we have borrowed funds in the form of advances from the Federal Home Loan Bank. At June 30, 2009, our collateralized borrowing limit with the Federal Home Loan Bank was $86.9 million and our outstanding borrowings with the Federal Home Loan Bank totaled $36.2 million. Information regarding our total borrowings as of June 30, 2009 are set forth in the following table.

	At June 30, 2009
	Balance		Rate	Maturity
	(Dollars in thousands)
Total Borrowings:
Overnight Line of Credit		$-	Daily adjustable rate	Next day
Five Year Amortizing Fixed Rate Advance		$218	3.600%	August 2009
Two Year Fixed Rate Convertible Advance Five Year Fixed Rate Advance	$ $	6,000 5,000	4.641% 4.250%	August 2009 December 2009
Five Year Fixed Rate Advance		$5,000	4.280%	June 2010
Ten Year Fixed Rate Convertible Advance		$10,000	3.272%	November 2017
Ten Year Fixed Rate Convertible Advance		$10,000	3.460%	March 2018

Advances from the Federal Home Loan Bank are typically secured by the Federal Home Loan Bank stock and a portion of our residential mortgage loans and by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. Additional information regarding our borrowings is included under Note 9 to our consolidated financial statements beginning on page F-1.

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

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act (“EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. If the Secretary exercises his authority under TARP, EESA directs the Secretary of Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Secretary is authorized to purchase up to $250 billion in troubled assets immediately and up to $350 billion upon certification by the President that such authority is needed. The Secretary’s authority will be increased to $700 billion if the President submits a written report to Congress detailing the Secretary’s plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Institutions selling assets under TARP will be required to issue warrants for common or preferred stock or senior debt to the Secretary. If the Secretary purchases troubled assets directly from an institution without a bidding process and acquires a meaningful equity or debt position in the institution as a result or acquires more than $300 million in troubled assets from an institution regardless of method, the institution will be required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code.

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes. This provision was effective October 3, 2008.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating publicly traded institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%.

The American Recovery and Reinvestment Act of 2009 (“ARRA”) has imposed additional compensation restrictions on companies participating in the TARP Capital Purchase Program. ARRA directs the Secretary of the Treasury to adopt standards for executive compensation that include limits on compensation that exclude incentives to take unnecessary and excessive risks that threaten the value of the participant while any assistance remains outstanding and provision for recovery by the participant of any bonus, retention award or incentive compensation paid to any senior executive office and up to 20 next mostly highly compensated employees of the participant based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate. The board of directors of any TARP participant must adopt policies on excessive or luxury expenditures, as identified by the Secretary. TARP participants will be required to annually allow shareholders to have a separate non-binding vote on executive compensation while a TARP investment is outstanding.

Due to its strong capital position the Company did not participate in the Treasury’s Capital Purchase Plan.

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

Waivers of Dividends by the MHC.  Office of Thrift Supervision regulations require the MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from the Company. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operations of the subsidiary savings association and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. During the year ended June 30, 2009, the MHC waived its right to receive dividends declared by the Company totaling approximately $371,000 ($649,000 on a cumulative basis).

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

Deposit Insurance.  The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009 that matures prior to December 31, 2012 (the “Debt Guarantee Program”). Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank. After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 are assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued. Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program. Participating institutions will be subject to surcharges for debt issued after that date. The Company has opted out of the Debt Guarantee Program and elected to remain in the Transaction Account Guarantee Program.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-

time credit against future assessments based on their past contributions to the predecessor to the Deposit Insurance Fund.

The FDIC has set the designated reserve ratio at 1.25% of estimated insured deposits. The FDIC has also adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and have been assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are currently assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank used its special assessment credit to offset the cost of its deposit insurance premium until the second quarter of calendar 2008 when the credit was exhausted.

Due to recent bank failures, the FDIC has determined that the reserve ratio was 1.01% as of June 30, 2008. In accordance with the Reform Act, the FDIC must establish and implement a plan within 90 days to restore the reserve ratio to 1.15% within five years (subject to extension due to extraordinary circumstances). For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC has set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to deposits. The assessment rate would be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10% of assets. Reciprocal deposit arrangements like CDARS® would be treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%. The FDIC has further imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 or $160,000 payable on September 30, 2009 and may impose additional special assessments.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .0027% of insured deposits, respectively, in fiscal year 2009. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. Federal Deposit Insurance Corporation capital regulations require savings institutions to meet three minimum capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2009, the Bank was in compliance with the minimum capital standards and qualified as “well capitalized.” For the Bank’s compliance with these regulatory capital standards, see Note 14 to the consolidated financial statements. In assessing an institution’s capital adequacy, the Federal Deposit Insurance Corporation takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

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

Qualified Thrift Lender Test.  Savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business, and specified liquid assets up to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. The Bank met the qualified thrift lender test as of June 30, 2009 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2009, our investment in property and equipment, net of depreciation and amortization, totaled $11.0 million, including leasehold improvements and construction in progress. The following table lists our offices.

Office Location	Year Facility Opened		Leased or Owned

Millington Main Office 1902 Long Hill Road Millington, NJ	1994	(1)	Owned
Dewy Meadow Branch Office 415 King George Road Basking Ridge, NJ	2002		Leased
RiverWalk Branch Office 675 Martinsville Road Basking Ridge, NJ	2005	(2)	Leased
Martinsville Branch Office 1924 Washington Valley Road Martinsville, NJ	2006		Leased
Bearnardsville Branch Office 122 Morristown Road Bernardsville, NJ	2008		Owned

__________________

(1)	The Bank’s main office opened in 1911 in Millington, New Jersey. The Bank moved into its current main office in 1994.
(2)	The Bank’s first branch office opened in 1998 in Liberty Corner, New Jersey. This office was relocated in 2005.

Item 3. Legal Proceedings

The Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at June 30, 2009 that would have a material effect on operations or income.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2009.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Purchases of Equity Securities

(a)        Market Information. Upon completion of the Company’s initial public offering in January 2007, the Company’s common stock commenced trading on The NASDAQ Stock Market under the symbol “MSBF”. The table below shows the reported high and low closing prices of common stock and dividends declared during the periods indicated.

	High	Low	Dividends
2008
Quarter ended September 30, 2007	$11.25	$9.71	$-
Quarter ended December 31, 2007	$10.31	$9.40	$0.03
Quarter ended March 31, 2008	$11.20	$9.16	$0.03
Quarter ended June 30, 2008	$10.95	$10.52	$0.03

2009
Quarter ended September 30, 2008	$10.95	$9.23	$0.03
Quarter ended December 31, 2008	$10.50	$8.95	$0.03
Quarter ended March 31, 2009	$10.15	$7.91	$0.03
Quarter ended June 30, 2009	$9.50	$7.91	$0.03

Dividends. Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, and general economic as well as stock market conditions. The timing, frequency and amount of dividends is determined by the Board.

Stockholders. As of September 16, 2009, there were approximately 634 registered shareholders of record of the Company’s common stock. This number does not include brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial (“street name”) owners.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities.

Treasury stock repurchases during the fourth quarter of fiscal year 2009 for the Company were as follows:

			Total number of shares	Maximum number of
			Purchased as part of	Shares that may be
	Total number of	Average price	Publicly announced	Purchased under the
Period	shares purchased	paid per share	plans or programs	plans or programs
April, 2009	55,600	$9.05	55,600	58,534
May, 2009	500	9.05	500	58,034
June, 2009	-	-	-	58,034

Total	56,100	$9.05	56,100

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

We reported net income of $212,000 for the fiscal year ended June 30, 2009 as compared to net income of $612,000 for fiscal 2008.

Net interest income for fiscal 2009 was up approximately 15.4% as compared to fiscal 2008 while non-interest expense was up approximately 15.3%. The interest rate spread increased in fiscal 2009 to 2.54%, compared to 2.21% for fiscal 2008, mainly as a result of a lower interest rate environment. For the year ended June 30, 2009, interest income decreased by $90,000 or 0.5% while interest expense decreased by $1.3 million or 13.9% as compared to 2008.

Total assets were $352.3 million at June 30, 2009, a 14.3% increase compared to $308.1 million at June 30, 2008. The increase in assets occurred primarily as the result of a $21.8 million increase in loans receivable, net and an increase of $15.9 million in securities held to maturity. Deposits were $272.3 million at June 30, 2009, compared to $225.4 million at June 30, 2008. FHLB advances were $36.2 million at June 30, 2009, down slightly from $37.1 million at June 30, 2008.

Stockholders’ equity at June 30, 2009 was $41.0 million compared to our stockholders’ equity at the prior year-end of $43.4 million, primarily due to the repurchase of treasury stock during the fiscal year 2009, offset by net income from the period. Our return on average equity for fiscal 2009 was 0.50%, compared to 1.39% for fiscal 2008. The decrease in return on average equity for 2009 reflects the reduction in net income for the fiscal year ended June 30, 2009 as compared the year ended June 30, 2008.

The Bank experienced considerable deposit growth during the months of January, February and March 2009. During this period deposit balances grew by approximately $33.6 million, or 14.3%. The increase in deposits was attributed to customers seeking a safe harbor for their funds due to the declining interest rate environment and stock market uncertainty. This “flight to safety” resulted in the Bank not having to borrow overnight funds since January 26, 2009. During this period, deposit growth exceeded continued loan demand resulting in the purchase of investment securities. Management had explored the option of paying down its longer-term borrowings however it was deemed not to be cost effective.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported and are described in Note 2 to our consolidated financial statements beginning on page F-1. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.

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

Comparison of Financial Condition at June 30, 2009 and 2008

General. Total assets reached $352.3 million at June 30, 2009, compared to $308.1 million at June 30, 2008. The increase was fueled by loan originations and purchase of securities, the funding for which was provided primarily by a $46.9 million or 20.8% increase in deposits, to $272.3 million at June 30, 2009, compared to $225.4 million at June 30, 2008.

Total assets grew $44.2 million or 14.3% between years while total liabilities increased by $46.6 million or 17.6%, and the ratio of average interest-earning assets to average-interest bearing liabilities decreased to 112.42% for fiscal 2009 as compared to 115.73% for fiscal 2008.

Loans. Loans receivable, net, rose to $276.1 million at June 30, 2009 from $254.3 million at June 30, 2008, an increase of $21.8 million, or 8.6%. As a percentage of assets, loans decreased to 78.4% from 82.5%. The Bank experienced strong demand for its one-to-four family residential loans in its market area; the one-to-four family portfolio grew by $9.3 million or 6.4% during the year. Home equity loans grew by $7.4 million, a 13.5% increase, while commercial real estate loans increased by $4.0 million, or 13.5%, construction loans increased by $3.2 million, or 18.0%, and commercial business loans increased by $891,000, or 9.6% from June 30, 2008. The consumer loan portfolio decreased by $153,000 or 12.2%, between June 30, 2008 and June 30, 2009.

Securities. Our portfolio of securities held to maturity was at $44.7 million at June 30, 2009 as compared to $28.7 million at June 30, 2008. Maturities, calls and principal repayments during the year totaled $10.3 million as compared to $20.6 million during the prior year. We purchased $26.3 million of new securities during the year ended June 30, 2009 compared to $20.0 million during the year ended June 30, 2008.

Deposits. Total deposits at June 30, 2009 were $272.3 million, a $46.9 million increase as compared to $225.4 million at June 30, 2008. Savings and club accounts increased by $42.4 million, certificate of deposit accounts increased by $5.4 million, and demand accounts, in the aggregate, decreased by $874,000.

Borrowings. Total borrowings at June 30, 2009 amounted to $36.2 million, compared to $37.1 million at June 30, 2008. The Bank did not make any long term borrowings during 2009 and did not have short-term borrowings at June 30, 2009 and 2008.

Equity. Stockholders’ equity was $41.0 million at June 30, 2009 as compared to $43.4 million at June 30, 2008, reflecting a decrease of $2.4 million for the period ended June 30, 2009. The decrease in equity was primarily attributed to the repurchase of $2.6 million in treasury stock, along with $254,000 in cash dividends declared on our common stock, offset by $212,000 in net income, $166,000 in stock based compensation and $162,000 in ESOP shares earned.

Comparison of Operating Results for the Two Years Ended June 30, 2009

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

Our net income for the year ended June 30, 2009 was $212,000, a 65.4% decrease compared to net income of $612,000 for the year ended June 30, 2008. A $1.2 million or 15.4% increase in net interest income and a $185,000 decrease in income tax expense were offset by an increase of $648,000 in the provision for loan losses, a decrease of $22,000 or 3.9% in other non-interest income, and a $1.1 million or 15.3% increase in non-interest expense for the year ended June 30, 2009.

Net Interest Income. Net interest income for the year ended June 30, 2009 amounted to $8.8 million, 15.4% higher than net interest income for the year ended June 30, 2008 of $7.6 million. A $1.3 million, or 13.9% decrease in interest expense for the year ended June 30, 2009 was partially offset by a $90,000 or 0.5% decrease in interest income.

Average earning assets increased by $27.8 million or 10.0% for the year ended June 30, 2009, compared to the year ended June 30, 2008, whereas the average rate on earning assets decreased by 57 basis points to 5.40% for the year ended June 30, 2009, resulting in a decrease of $90,000 or 0.5% in total interest income compared to the year ended June 30, 2008. Interest income on loans decreased slightly by

$137,000 or 0.9% for the year ended June 30, 2009, compared to the year ended June 30, 2008, while average yield declined 57 basis points to 5.57%. Average loan receivable balances increased $22.3 million or 9.1% to $266.2 million for the year ended June 30, 2009, compared to $243.9 million for the year ended June 30, 2008. Interest income on securities held to maturity increased $186,000 or 13.4% for the year ended June 30, 2009, compared to the year ended June 30, 2008. Average securities held to maturity balances increased $2.1 million or 7.5% for the year ended June 30, 2009, compared to the year ended June 30, 2008, as the yield on the investment held to maturity portfolio increased by 27 basis points to 5.18% for the year ended June 30, 2009, compared to the year ended June 30, 2008. Interest income on other interest-earning assets decreased by $139,000 or 51.7% for the year ended June 30, 2009, compared to the year ended June 30, 2008 as a 295 basis point decrease in yield to 1.35% was partially offset by an average balance increase of $3.4 million or 54.3%.

Total interest expense decreased $1.3 million or 13.9% for the year ended June 30, 2009, compared to the year ended June 30, 2008. Average interest-bearing liabilities increased $31.8 million or 13.2%, from $240.5 million for the year ended June 30, 2008, to $272.3 million for the year ended June 30, 2009, the effect of which was more than offset by a 90 basis point decrease in the average rate from 3.76% to 2.86%, for the respective periods. Interest expense on deposits decreased $1.3 million or 17.6% for the year ended June 30, 2009, compared to the year ended June 30, 2008, as a result of a 97 basis point reduction to 2.73% in the average rate on interest-bearing deposits, tempered by an increase of $24.4 million or 11.8% in average interest-bearing deposits. The average balance of savings balances increased $39.5 million or 77.3%, whereas average certificates of deposit reflected a decrease of $14.3 million or 11.0%, as did NOW and money market balances with a decrease of $731,000 or 2.7% for the year ended June 30, 2009 compared to the same period ended June 30, 2008. The average rate on savings deposits, certificates of deposit and NOW and money market accounts decreased by 26 basis points, 115 basis points, and 27 basis points, respectively, for the year ended June 30, 2009 compared to the year ended June 30, 2008. Total interest expense on borrowings increased by $91,000 or 6.7% for the year ended June 30, 2009, compared to the same period ended June 30, 2008. Federal Home Loan Bank advance average balances increased $7.4 million or 22.3%, whereas the average rate decreased by 53 basis points, from 4.13% to 3.60%, for the year ended June 30, 2009 compared to the same period ended June 30, 2008.

Our net interest rate spread was 2.54% for the year ended June 30, 2009 and 2.21% for the year ended June 30, 2008. The spread increased during the year ended June 30, 2009 as our average cost of interest-bearing liabilities decreased by 90 basis points to 2.86% from 3.76% during the year ended June 30, 2008. Correspondingly, the average yield on interest-earning assets decreased 57 basis points from 5.97% for the year ended June 30, 2008 to 5.40% for the year ended June 30, 2009.

Provision for Loan Losses. The allowance for loan losses is a valuation account that reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate. The allowance is established through provisions for loan losses that are charged to income in the period they are established. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance. The provision for the year ended June 30, 2009 was $783,000 as compared to $135,000 for the year before. The allowance for loan losses as a percentage of non-performing loans was 18.73% at June 30, 2009 compared to 19.79% at June 30, 2008 and the allowance for loan losses as a percentage of total loans was 0.64% at June 30, 2009 compared to 0.40% at June 30, 2008. While at June 30, 2009 non-performing loans increased $4.5 million from the prior year, most of these loans are adequately collateralized by real estate. Of the $9.7 million in non-performing loans at June 30, 2009, $3.2 million required specific loss allowances totaling $579,000.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of our bank owned life insurance. Overall, non-interest income decreased to $546,000 for the year ended June 30, 2009 compared to $568,000 for the year ended June 30, 2008, representing a decrease of $22,000 or 3.9%.

Income from fees and service charges is the largest regular component of non-interest income and totaled $329,000 and $353,000 for the years ended June 30, 2009 and 2008, respectively.

The unrealized loss on the Bank’s trading security portfolio was $45,000 and $32,000 for the years ended June 30, 2009 and 2008, respectively.

Income on bank owned life insurance was $157,000 and $158,000 for the years ended June 30, 2009 and 2008, respectively.

Other non-interest income was $105,000 and $89,000 for the years ended June 30, 2009 and 2008, respectively.

Non-Interest Expenses. Total non-interest expenses grew by $1.1 million or 15.3% during the year ended June 30, 2009 and amounted to $8.2 million and $7.1 million for the years ended June 30, 2009 and 2008, respectively.

Salaries and employee benefits expense totaled $3.6 million for the year ended June 30, 2009 and was $262,000 or 7.8% higher than the prior year. The increase in expense for the year ended June 30, 2009 primarily reflects an increase in personnel with the opening of the Bank’s Bernardsville branch in August 2008, and normal salary increases. Salaries and employee benefits are our main non-interest expense and represented 44.4% and 47.5% of non-interest expenses for the years ended June 30, 2009 and 2008, respectively. The $62,000 increase in director’s compensation was primarily due to the addition of a stock option plan in May 2008. FDIC assessment expense was $482,000 for the year ended June 30, 2009 compared to $109,000 for the year ended June 30, 2008, representing an increase of $373,000 or 342.2%. The increase in FDIC assessment expense is directly related to increased premiums and an industry-wide special assessment the Bank was charged during the year ended June 30, 2009. The increases in occupancy and equipment, advertising and other miscellaneous expense of $314,000 or 24.5%, $60,000 or 29.1%, and $94,000 or 6.9% respectively, for the year ended June 30, 2009 compared to the year ended June 30, 2008, reflect increases in expenses associated with the August 2008 opening of the Bank’s Bernardsville branch. The decrease in service bureau fees of $82,000 or 17.4% for the year ended June 30, 2009 compared to June 30, 2008 was due to the negotiation of a new service contract.

Income Taxes. Income tax expense for the year ended June 30, 2009 was $130,000 as compared to $315,000 for the year ended June 30, 2008. The reduction for the year ended June 30, 2009 reflects lower pre-tax income partially offset by an increase in the effective tax rate to 38.0% from 34.0%. The increase in the effective tax rate was due to the increase of qualified stock option expense, which is not tax deductible, and the increase as a percentage of pre-tax income of tax-exempt income from bank owned life insurance.

Average Balance Sheet. The following tables set forth certain information for the years ended June 30, 2009, 2008 and 2007. The average yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Year Ended June 30,
	2009			2008			2007
	Average Balance	Interest Earned/Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$266,164	$14,837	5.57%	$243,879	$14,974	6.14%	$228,069	$14,527	6.37%
Securities	30,303	1,569	5.18%	28,178	1,383	4.91%	27,690	1,214	4.38%
Other interest-earning assets(2)	9,656	130	1.35%	6,260	269	4.30%	8,539	390	4.57%
Total interest-earning assets	306,123	16,536	5.40%	278,317	16,626	5.97%	264,298	16,131	6.10%
Non-interest-earning assets	21,289			17,008			16,555
Total assets	$327,412			$295,325			$280,853
Interest-bearing liabilities:
NOW & money market	$26,175	166	0.63%	$26,906	241	0.90%	$29,056	279	0.96%
Savings and club deposits	90,512	2,009	2.22%	51,048	1,267	2.48%	48,248	896	1.86%
Certificates of deposit	115,210	4,154	3.61%	129,506	6,170	4.76%	119,364	5,552	4.65%
Total interest-bearing deposits	231,897	6,329	2.73%	207,460	7,678	3.70%	196,668	6,727	3.42%
Federal Home Loan Bank advances	40,403	1,455	3.60%	33,035	1,364	4.13%	41,297	2,086	5.05%
Total interest-bearing liabilities	272,300	7,784	2.86%	240,495	9,042	3.76%	237,965	8,813	3.70%
Non-interest-bearing deposits	10,101			8,540			9,804
Other non-interest-bearing liabilities	2,916			2,300			1,879
Total liabilities	285,317			251,335			249,648
Stockholder’s equity	42,095			43,990			31,205
Total liabilities and stockholder’s equity	$327,412			$295,325			$280,853

Net interest rate spread(3)		$8,752	2.54%		$7,584	2.21%		$7,318	2.40%
Net interest margin(4)			2.86%			2.72%			2.77%
Ratio of interest-earning assets to Interest-bearing liabilities	112.42			115.73			111.07%

________________

(1)	Non-accruing loans have been included, and the effect of such inclusion was not material. The allowance for loan losses is excluded, while construction loans in process and deferred fees are included.
(2)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended June 30,			Year Ended June 30,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans	$1,311	(1,448)	(137)	$984	$(537)	$447
Securities	108	78	186	21	148	169
Other interest-earning assets	102	(241)	(139)	(99)	(22)	(121)
Increase (decrease) in total interest income	1,521	(1,611)	(90)	906	(411)	495

Interest expense:
NOW and money market accounts	(6)	(69)	(75)	(20)	(18)	(38)
Savings and club	887	(145)	742	55	316	371
Certificates of deposit	(632)	(1,384)	(2,016)	483	135	618
Total interest-bearing deposits	249	(1,598)	(1,349)	518	433	951
Federal Home Loan Bank advances	280	(189)	91	(378)	(344)	(722)
Increase in total interest expense	529	(1,787)	(1,258)	140	89	229

Change in net interest income	$992	176	1,168	$766	$(500)	$266

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

At June 30, 2009, the Bank had outstanding commitments to originate loans of $4.1 million, construction loans in process of $5.6 million, unused lines of credit of $27.7 million (including $22.9 million for home equity lines of credit), and standby letters of credit of $195,000. Certificates of deposit scheduled to mature in one year or less at June 30, 2009, totaled $83.2 million.

The Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville). For additional information regarding the Bank’s lease commitments as of June 30, 2009, see Note 10 to our consolidated financial statements beginning on page F-1.

The Bank generates cash through borrowings from the Federal Home Loan Bank, as needed, to meet its day-to-day funding obligations. At June 30, 2009, its total loans to deposits ratio was 101.4%. At June 30, 2009, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $86.9 million, of which $36.2 million was outstanding. As of June 30, 2009, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of June 30, 2009, the Bank exceeded all applicable regulatory capital requirements. See Note 14 to our consolidated financial statements beginning at page F-1 for more information about the Bank’s regulatory capital compliance.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Millington Savings Bank’s facilities. These financial instruments include significant purchase commitments such as commitments to purchase investment securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At June 30, 2009, our significant off-balance sheet commitments consisted of commitments to originate loans of $4.1 million, construction loans in process of $5.6 million, unused lines of credit of $27.7 million (including $22.9 million for home equity lines of credit) and standby letters of credit of $195,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since a number of commitments typically expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2009, see Note 15 to our consolidated financial statements beginning on page F-1.

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

Recent Accounting Pronouncements

Note 19 to the consolidated financial statements is incorporated herein by reference.

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

Several years ago market interest rates were at historically low levels. Beginning in June 2004 through June 2007, the U.S. Federal Reserve increased its target federal funds rate, raising it 17 times, from 1.00% to 5.25% during this period. The Federal Reserve subsequently reduced its target federal fund rate 3 times over the past year to 0 to 1/4% as of June 30, 2009. A normalization of the last year’s inverted yield occurred during the past year as a result of the Federal Reserves policy. The federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have decreased, while intermediate-and long-term market interest rates have remained stable, which we use as a guide to our loan pricing, have not decreased nor increased proportionately. The Bank has begun to realize a reduction in its deposit portfolio average rate more recently.

Quantitative Analysis. The following table presents Millington Savings Bank’s net portfolio value as of June 30, 2009. The Bank outsources its interest rate risk modeling and the net portfolio values shown in this table were calculated by an outside consultant, based on information provided by Millington Savings Bank.

	At June 30, 2009
	Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets
Changes in Rates	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
	(In thousands)
+300 bp	15,685	(12,629)	(44.60%)	4.90%	(321)bp
+200 bp	21,159	(7,156)	(25.27%)	6.42%	(170)bp
+100 bp	25,040	(3,274)	(11.56%)	7.38%	(73)bp
0 bp	28,314	0	0.00%	8.12%	0 bp
- 100 bp(1)	-	-	-	-%	-bp
- 200 bp(1)	-	-	-	-%	-bp
___________
(1) The -100bp and -200bp scenarios are not disclosed due to the low prevailing interest rate environment

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2009.

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

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2009

The annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Gary T. Jolliffe	/s/ Jeffrey E. Smith
Gary T. Jolliffe	Jeffrey E. Smith
President and Chief Executive Officer	Vice President and Chief Financial Officer

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Proposal I – Election of Directors,” “Section 16(a) Beneficial Reporting Compliance” and “Corporate Governance” in the Registrant’s definitive proxy statement for the Registrant’s 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”) is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its CEO and CFO/Chief Accounting Officer. A copy of the Code of Ethics is posted on the Company’s website at www.millingtonsb.com/home/investor.

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

(d)

Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2009 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:
2008 Stock Compensation and Incentive Plan	275,410	$10.75	0
Total	275,410	$10.75	0

Item 13. Certain Relationships and Related Transactions, and Director Independence

No directors, executive officers or their immediate family members were engaged, directly or indirectly, in transactions with the Company or any subsidiary during any of the three years ended June 30, 2009 that exceeded $120,000 (excluding loans with Millington Savings Bank).

Millington Savings Bank makes loans to its officers, directors and employees in the ordinary course of business. All directors and employees are offered a 50 basis point reduction on interest rates for consumer loans or primary residence mortgage loans. Such loans do not include more than the normal risk of collectability or present other unfavorable features.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)       The following financial statements and the independent auditors’ report appear in this Annual Report on Form 10-K immediately after this Item 15:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of June 30, 2009 and 2008
Consolidated Statements of Income For the Years Ended June 30, 2009 and 2008
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended June 30, 2009 and 2008
Notes to Consolidated Financial Statements

(2)       All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report:

3.1	Charter of MSB Financial Corp. *
3.2	Bylaws of MSB Financial Corp. *
4	Stock Certificate of MSB Financial Corp.*
10.1	Employment Agreement with Gary T. Jolliffe*
10.2	Employment Agreement with Michael A. Shriner*
10.3	Employment Agreement with Jeffrey E. Smith*
10.4	Form of Executive Life Insurance Agreement*
10.5	Millington Savings Bank Executive Incentive Retirement Plan Agreement for President and Chief Executive Officer*
10.6	Millington Savings Bank Executive Incentive Retirement Plan Agreement for the Benefit of Senior Officers*
10.7	Millington Savings Bank Directors Consultation and Retirement Plan*
10.8	MSB Financial Corp. 2008 Stock Compensation and Incentive Plan**
21	Subsidiaries of the Registrant
23	Consent of Beard Miller Company LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________

*	Incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 333-137294
**	Incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 333-150968

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

MSB Financial Corp. and Subsidiaries

Millington, New Jersey

We have audited the accompanying consolidated statements of financial condition of MSB Financial Corp. and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSB Financial Corp. and subsidiaries as of June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Beard Miller Company LLP

Clark, New Jersey

September 25, 2009

F-1

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30,
	2009	2008
	(Dollars in Thousands, except Per Share Amount)

Cash and due from banks	$2,424	$1,480
Interest-earning demand deposits with banks	7,075	3,215

Cash and Cash Equivalents	9,499	4,695

Trading securities	37	82
Securities held to maturity (fair value of $44,642 and $28,195, respectively)	44,687	28,743
Loans receivable, net of allowance for loan losses of $1,808 and $1,025, respectively	276,058	254,290
Premises and equipment	11,018	10,759
Federal Home Loan Bank of New York stock, at cost	2,122	2,112
Bank owned life insurance	4,894	4,088
Accrued interest receivable	1,780	1,680
Deferred income taxes	1,826	1,111
Other assets	342	498

Total Assets	$352,263	$308,058

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$9,972	$10,027
Interest bearing	262,308	215,344

Total Deposits	272,280	225,371

Advances from Federal Home Loan Bank of New York	36,218	37,068
Advance payments by borrowers for taxes and insurance	342	480
Other liabilities	2,440	1,743

Total Liabilities	311,280	264,662

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,310,921 and 5,564,633 shares outstanding	562	562
Paid-in capital	24,348	24,188
Retained earnings	20,863	21,026
Unearned ESOP shares	(1,602)	(1,770)
Treasury stock, at cost, 309,704 and 55,992 shares, respectively	(3,169)	(609)
Accumulated other comprehensive loss	(19)	(1)

Total Stockholders’ Equity	40,983	43,396

Total Liabilities and Stockholders’ Equity	$352,263	$308,058

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Income

	Years Ended June 30,
	2009	2008
	(In Thousands, Except Per Share Amounts)
Interest Income
Loans receivable, including fees	$14,837	$14,974
Securities held to maturity	1,569	1,383
Other	130	269

Total Interest Income	16,536	16,626

Interest Expense
Deposits	6,329	7,678
Borrowings	1,486	1,364
	7,815	9,042
Less: Capitalized interest	(31)	-
Total Interest Expense	7,784	9,042

Net Interest Income	8,752	7,584

Provision for Loan Losses	783	135

Net Interest Income after Provision for Loan Losses	7,969	7,449

Non-Interest Income
Fees and service charges	329	353
Income from Bank Owned Life Insurance	157	158
Unrealized loss on trading securities	(45)	(32)
Other	105	89

Total Non-Interest Income	546	568

Non-Interest Expenses
Salaries and employee benefits	3,632	3,370
Directors compensation	351	289
Occupancy and equipment	1,594	1,280
Service bureau fees	390	472
Advertising	266	206
FDIC assessment	482	109
Other	1,458	1,364

Total Non-Interest Expenses	8,173	7,090

Income before Income Taxes	342	927
Income Taxes	130	315
Net Income	$212	$612

Weighted average number of shares of common stock outstanding, basic and diluted	5,235	5,430

Earnings per share - basic and diluted	$.04	$.11

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
				Unearned		Other	Total
	Common	Paid-In	Retained	ESOP	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Stock	Loss	Equity
	(Dollars, in Thousands)

Balance – June 30, 2007	$562	$24,153	$20,623	$(1,939)	$—	$(53)	$43,346

Net income	—	—	612	—	—	—	612
Other comprehensive income, net of tax:
Pension cost, net of income taxes of $34	—	—	—	—	—	52	52
Comprehensive Income							664
Minority dividends declared ($0.09) per share	—	—	(209)	—	—	—	(209)
ESOP shares earned	—	7	—	169	—	—	176
Treasury stock repurchased (55,992 Shares)	—	—	—	—	(609)	—	(609)
Stock-based compensation	—	28	—	—	—	—	28

Balance - June 30, 2008	562	24,188	21,026	(1,770)	(609)	(1)	43,396

Net income	—	—	212	—	—	—	212
Other comprehensive loss, net of tax:
Pension cost, net of income taxes of ($12)	—	—	—	—	—	(18)	(18)
Comprehensive Income							194
Minority dividends declared ($0.12) per share	—	—	(254)	—	—	—	(254)
FASB Statement No. 158 cumulative adjustment, net of tax of ($18)	—	—	(25)	—	—	—	(25)
EITF N0. 06-4 Adjustment	—	—	(96)	—	—	—	(96)
ESOP shares earned	—	(6)	—	168	—	—	162
Treasury stock repurchased (253,712 Shares)	—	—	—	—	(2,560)	—	(2,560)
Stock-based compensation	—	166	—	—	—	—	166

Balance - June 30, 2009	$562	$24,348	$20,863	$(1,602)	$(3,169)	$(19)	$40,983

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2009	2008
	(In Thousands)
Cash Flows from Operating Activities
Net income	$212	$612
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) of securities premiums and discounts and deferred loan fees and costs	(84)	(144)
Depreciation and amortization of premises and equipment	736	529
ESOP compensation	162	176
Stock based compensation	166	28
Provision for loan losses	783	135
Earnings on bank owned life insurance	(157)	(158)
Unrealized loss on trading securities	45	32
(Increase) in accrued interest receivable	(100)	(167)
Deferred income taxes	(687)	(191)
Decrease (Increase) in other assets	156	(110)
Increase (Decrease) in other liabilities	500	(20)
Increase in interest payable	36	60

Net Cash Provided by Operating Activities	1,768	782

Cash Flows from Investing Activities
Activity in held to maturity securities:
Purchases	(26,290)	(20,000)
Maturities, calls and principal repayments	10,350	20,590
Net increase in loans receivable	(22,471)	(20,780)
Purchase of bank premises and equipment	(995)	(2,381)
Purchase of bank owned life insurance	(649)	—
Purchase of Federal Home Loan Bank of New York stock	(2,538)	(3,629)
Redemptions of Federal Home Loan Bank of New York stock	2,528	3,186

Net Cash Used in Investing Activities	(40,065)	(23,014)

Cash Flows from Financing Activities
Net increase in deposits	46,909	14,253
Net decrease in short-term borrowings	—	(16,000)
Proceeds from long-term borrowings	—	26,000
Repayments of long-term borrowings	(850)	(821)
Decrease in advance payments by borrowers for taxes and insurance	(138)	(25)
Cash dividends paid to minority shareholders	(260)	(140)
Purchase of treasury stock	(2,560)	(609)

Net Cash Provided by Financing Activities	43,101	22,658

Net Increase in Cash and Cash Equivalents	4.804	426

Cash and Cash Equivalents – Beginning	4,695	4,269
Cash and Cash Equivalents – Ending	$9,499	$4,695

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2009	2008
	(In Thousands)
Supplementary Cash Flows Information
Interest paid	$7,779	$8,982

Income taxes paid	$793	$634

See notes to consolidated financial statements.

Note 1 – Organization and Business

The Company is a federally-chartered corporation organized in 2004 for the purpose of acquiring all of the capital stock that the Savings Bank issued in its mutual holding company reorganization. The Company’s principal business is the ownership and operation of the Savings Bank.

MSB Financial, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization. The MHC has not engaged in any significant business other than its ownership interest in the Company since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company. At June 30, 2009, the MHC owned 58.2% of the Company’s outstanding common shares.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of MSB Financial Corp. (the “Company”) and its wholly-owned subsidiaries, Millington Savings Bank (the “Savings Bank”) and the Savings Bank’s wholly owned subsidiary Millington Savings Service Corp. (the “Service Corp.”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of June 30, 2009 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through September 25, 2009, the date these consolidated financial statements were issued.

Note 2 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with original maturities of three months or less.

Securities

Investments in debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held-to-maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of applicable income taxes, reported in a separate component of stockholders’ equity.

Individual securities are considered impaired when fair value is less than amortized cost. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance including, but not limited to, SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Asset,” as amended. Accordingly, the Company accounts for temporary impairments based upon security classification as either trading, available for sale or held to maturity. Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through other comprehensive income with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes. Temporary impairments of “held to maturity” securities are not recognized in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities is disclosed in the notes to the consolidated financial statements. The carrying value of securities held in a trading portfolio is adjusted to fair value through earnings on a monthly basis.

Other-than-temporary impairments on securities that the Company has decided to sell or will more likely than not be required to sell prior to the full recovery of their fair value to a level equal to or exceeding amortized cost are recognized in earnings. Otherwise, the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components. The credit-related impairment generally represents the amount by which the present value of the cash flows expected to be collected on a debt security falls below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. Credit-related other-than-temporary impairments are recognized in earnings while noncredit-related other-than-temporary impairments are recognized, net of deferred taxes, in other comprehensive income.

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, and the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer. We also assess our intent with regard to selling or holding each security as well as any conditions which may require us to sell the security prior to the recovery of fair value to a level which equals or exceeds amortized cost.

Note 2 - Summary of Significant Accounting Policies (Continued)

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

The Savings Bank provides an allowance for uncollected interest on loans that are contractually delinquent ninety days or more, except for such loans which are well collateralized and in the process of collection. The allowance is established by a charge to interest income equal to all interest previously accrued. Income is subsequently recognized only to the extent that cash payments are received until such collections result in the reduction of the loan’s delinquent status to less than ninety days, at which time the loan is returned to accrual status.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Significant renewals and betterments are charged to the premises and equipment account. Maintenance and repairs are charged to operations in the year incurred. Rental income is netted against occupancy costs in the consolidated statements of income.

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

The second requirement of SFAS No.158, which was effective for the Company as of July 1, 2008, requires that the funded status be measured as of the entity’s fiscal year-end rather than as of an earlier date currently permitted. Prior to July 1, 2008, the Company used a measurement date of April 1 for its defined benefit pension plans. The adoption of the second requirement of SFAS No. 158, effective July 1, 2008, resulted in the recording of a cumulative effect adjustment, net of tax of $18,000 to reduce retained earnings by $25,000.

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Effective July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN48”). The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended June 30, 2009 and 2008. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the consolidated statement of income. The Company did not recognize any interest and penalties for the years ended June 30, 2009 and 2008. The tax years subject to examination by the taxing authorities are the years ended June 30, 2008, 2007, and 2006.

Off-Balance Sheet Credit-Related Financial Instruments

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under lines of credit. Such financial instruments are recorded when they are funded.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted earning per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings per share did not differ from basic earnings per share for the years ended June 30, 2009 and 2008, as the 275,410 and 39,879, respectively, weighted average number of outstanding stock options were all anti-dilutive.

Note 2 - Summary of Significant Accounting Policies (Continued)

Other Comprehensive Income

Other comprehensive income includes benefit plans amounts recognized under SFAS No. 158. This item of other comprehensive income reflects, net of tax, transition obligations, prior service costs and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of SFAS No. 158. The Company has elected to report the effects of other comprehensive income in the consolidated statements of changes in stockholders’ equity.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation. Such reclassifications did not have a material impact on the consolidated financial statements.

Note 3 - Stock Offering and Stock Repurchase Program

A registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Savings Bank’s newly established ESOP. Net proceeds of the offering totaled approximately $24.5 million. Concurrent with the closing of the offering, the MHC received 3,091,344 shares of Company common stock in exchange for the 10,000 shares previously owned. At June 30, 2009, the MHC is the majority stockholder of the Company owning 58.2% of the Company’s outstanding common stock. Prior to January 4, 2007, the MHC owned 100% of the Company’s outstanding common stock.

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

Note 3 - Stock Offering and Stock Repurchase Program (Continued)

On February 9, 2009, the Board of Directors authorized a third stock repurchase program pursuant to which the Company intended to repurchase up to 114,134 shares or approximately 5% of its outstanding shares. As of June 30, 2009, the Company repurchased 63,100 shares authorized under this repurchase program.

For the year ended June 30, 2009, an aggregate of 253,712 shares were purchased under the aforementioned plans at a cost of $2,560,000 or $10.09 per share.

On August 17, 2009, the Company announced the Board of Directors had authorized a fourth stock repurchase program pursuant to which the Company intends to repurchase the balance of shares that were still outstanding from the third stock repurchase program which expired on August 10, 2009. Under this program, the Company intends to repurchase up to 51,034 shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital.

Repurchased shares will be held as treasury stock and made available for general corporate purposes.

Note 4 - Securities Held to Maturity

The amortized cost of securities held to maturity and their approximate fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2009:
U.S. Government agencies	$41,315	$198	$389	$41,124
Mortgage-backed securities	3,372	146	—	3,518

	$44,687	$344	$389	$44,642

June 30, 2008:
U.S. Government agencies	$24,023	$2	$585	$23,440
Mortgage-backed securities	4,720	47	12	4,755

	$28,743	$49	$597	$28,195

All mortgage-backed securities at June 30, 2009 and 2008 have been issued by FNMA, FHLMC or GNMA and are secured by 1-4 family residential real estate.

Note 4 - Securities Held to Maturity (Continued)

The amortized cost and estimated fair value of securities held to maturity at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
U.S. Government agencies:
Due within one year	$—	$—
Due after one year through five years	5,000	5,024
Due after five years through ten years	4,525	4,655
Due thereafter	31,790	31,445
	41,315	41,124

Mortgage-backed securities	3,372	3,518
	$44,687	$44,642

There were no sales of securities held to maturity during the years ended June 30, 2009 and 2008. At June 30, 2009 and 2008, securities held to maturity with a carrying value of approximately $478,000 and $467,000, respectively, were pledged to secure public funds on deposit.

The following table shows the gross unrealized losses and fair value of securities in an unrealized loss position, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
June 30, 2009:
U.S. Government agencies	$11,436	$354	$10,965	$35	$22,401	$389
Mortgage-backed securities	—	—	49	—	49	—

	$11,436	$354	$11,014	$35	$22,450	$389

June 30, 2008:
U.S. Government agencies	$17,411	$585	$4,000	$—	$21,411	$585
Mortgage-backed securities	—	—	1,108	12	1,108	12

	$17,411	$585	$5,108	$12	$22,519	$597

At June 30, 2009, management concluded that the unrealized losses above (which related to 9 U.S. Government Agency bonds and 3 mortgage-backed securities compared to 8 and 2 respectively, as of June 30, 2008) are temporary in nature since they are not related to the underlying credit quality of the issuers. The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the full recovery of fair value to a level which equals or exceeds amortized cost. The losses above are primarily related to market interest rates.

Note 5 - Loans Receivable

The composition of loans receivable at June 30, 2009 and 2008 is as follows:

	2009	2008
	(In Thousands)
Real estate mortgage:
One-to-four family	$155,143	$145,868
Commercial	34,115	30,068

	189,258	175,936

Real estate construction	20,978	17,771

Consumer:
Deposit accounts	480	518
Home equity	62,179	54,778
Automobile	381	485
Personal	74	80
Overdraft protection	171	176

	63,285	56,037

Commercial	10,176	9,285

Total Loans	283,697	259,029

Loans in process	(5,609)	(3,568)
Allowance for loan losses	(1,808)	(1,025)
Deferred loan fees	(222)	(146)

	$276,058	$254,290

The following table presents changes in the allowance for loan losses for the years ended June 30, 2009 and 2008:

	2009	2008
	(In Thousands)
Balance, beginning	$1,025	$926
Provision charged to operations	783	135
Loans charged off	—	(42)
Recoveries of loans previously charged off	—	6

Balance, ending	$1,808	$1,025

Note 5 - Loans Receivable (Continued)

At June 30, 2009 and 2008, the Savings Bank had loans in the amount of $7.7 million and $2.7 million, respectively, that were considered to be impaired. At June 30, 2009 and 2008, $3.2 million and $936,000 of the loans deemed impaired were subject to specific loss reserves totaling $579,000 and $114,000, respectively. The average balances of impaired loans outstanding during the years ended June 30, 2009 and 2008 were $4.7 million and $1.7 million, respectively. Interest income recorded on impaired loans during the years ended June 30, 2009 and 2008 was $101,000 and $161,000, respectively. Loans on which the accrual of interest has been discontinued amounted to $6,546,000 and $2,936,000 at June 30, 2009 and 2008, respectively. During the years ended June 30, 2009 and 2008, $156,000 and $169,000, respectively, in interest was collected and recognized on these loans. During the years ended June 30, 2009 and 2008, had all such loans been performing in accordance with their original terms, interest income of $384,000 and $186,000, respectively, would have been recognized. The Savings Bank is not committed to lend additional funds on these non-accrual loans. At June 30, 2009 and 2008, the Savings Bank had loans which were ninety days or more delinquent and still accruing interest of $3.1 million and $2.2 million, respectively. Such loans were considered to be well collateralized and in the process of collection.

Note 6 - Premises and Equipment

The components of premises and equipment at June 30, 2009 and 2008 are as follows:

	2009	2008
	(In Thousands)
Land	$1,937	$671
Buildings and improvements	8,422	3,180
Leasehold improvements	1,780	1,768
Furnishings and equipment	1,736	2,676
Assets being developed for future use	30	6,377

	13,905	14,672
Accumulated depreciation and amortization	(2,887)	(3,913)

	$11,018	$10,759

Assets being developed for future use as of June 30, 2008 included $3,725,000 in property purchased and $2.4 million in renovation costs related to the Bank’s new Bernardsville branch location which opened in August 2008.

Note 7 - Accrued Interest Receivable

The components of interest receivable at June 30, 2009 and 2008 are as follows:

	2009	2008
	(In Thousands)

Loans	$1,344	$1,238
Securities held to maturity	436	442

	$1,780	$1,680

Note 8 - Deposits

Deposits at June 30, 2009 and 2008 consist of the following classifications:

	2009		2008
	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)

Non-interest bearing demand	$9,972	—%	$10,027	—%
NOW	24,106.50		24,860.72
Super NOW	1,501.70		1,377.80
Savings and club	108,610	1.51	66,219	2.52
Money market demand	1,190.85		1,379.95
Certificates of deposit	126,901	3.11	121,509	4.28

	$272,280	2.10%	$225,371	3.14%

A summary of certificates of deposit by maturity at June 30, 2009 is as follows (in thousands):

Year ended June 30:
2010	$83,229
2011	17,871
2012	13,218
2013	3,766
2014	1,417
Thereafter	7,400

$126,901

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $49,843,000 and $42,519,000 at June 30, 2009 and 2008, respectively. Generally, deposits in excess of $250,000 are not insured by the FDIC.

A summary of interest expense on deposits for the years ended June 30, 2009 and 2008 is as follows:

	2009	2008
	(In Thousands)

Demand	$166	$241
Savings and club	2,009	1,267
Certificates of deposit	4,154	6,170

	$6,329	$7,678

Note 9 - Advances from Federal Home Loan Bank of New York

The Savings Bank has various credit facilities with the Federal Home Loan Bank, which expire on July 31, 2009, and provide for borrowings up to $54,000,000. The Savings Bank has subsequently renewed its borrowing agreement with the Federal Home Loan Bank through the period ending August 9, 2010, with borrowings of up to $68,800,000. There were no short-term borrowings against these facilities as of June 30, 2009 and 2008, respectively. Long-term advances due to the Federal Home Loan Bank at June 30, 2009 and 2008 consisted of the following:

Maturity	Fixed Interest Rate	2009	2008
		(In Thousands)

August 10, 2009	4.641%	$6,000	$6,000
August 11, 2009	3.600	218	1,068
December 30, 2009	4.250	5,000	5,000
June 1, 2010	4.280	5,000	5,000
November 27, 2017	3.272	10,000	10,000
March 05, 2018	3.460	10,000	10,000

	3.827%	$36,218	$37,068

The advances are secured by a blanket assignment of unpledged and qualifying mortgage loans.

Note 10 - Lease Commitments and Total Rental Expense

The Savings Bank leases three branch locations under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at June 30, 2009 (in thousands):

Year Ended June 30:
2010	$385
2011	378
2012	392
2013	294
2014	217
Thereafter	965

$2,631

The total rental expense for all leases for the years ended June 30, 2009 and 2008 was approximately $347,000 and $344,000, respectively.

Note 11 - Income Taxes

The income tax provision consists of the following for the years ended June 30, 2009 and 2008:

	2009	2008
	(In Thousands)

Current expense:
Federal	$613	$383
State	204	123

	817	506

Deferred benefit:
Federal	(518)	(143)
State	(169)	(48)

	(687)	(191)

	$130	$315

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income at June 30, 2009 and 2008, is as follows:

	2009		2008
	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in Thousands)

Federal income tax at statutory rate	$116	34.0%	$315	34.0%
State tax, net of federal benefit	23	6.7	50	5.4
Bank Owned Life Insurance	(53)	(15.5)	(54)	(5.8)
Stock options	36	10.5	-	-
Other	8	2.3	4	0.4

	$130	38.0%	$315	34.0%

Note 11 - Income Taxes (Continued)

The components of the deferred tax asset at June 30, 2009 and 2008 are as follows:

	2009	2008
	(In Thousands)
Deferred tax assets:
Depreciation	$199	$160
Allowances for losses on loans and commitments	742	423
Uncollected interest	137	30
Benefit plans	619	462
FDIC Insurance assessment	64	—
Accumulated other comprehensive income-benefit plans	13	1
Other	52	35
	$1,826	$1,111

Retained earnings include $1,466,000 at June 30, 2009 and 2008, for which no provision for income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Savings Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from “applicable excess reserve” defined as the total amount of reserve over the base year reserve. The Savings Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

Note 12 - Benefit Plans (Continued)

Directors’ Retirement Plan

The Savings Bank has a Directors’ Retirement Plan, which provides that any Director meeting specified age and service requirements may retire and continue to be paid. This plan is unfunded.

The following table sets forth the plan’s funded status and activity for the years ended June 30, 2009 and 2008:

	2009	2008
	(Dollars In Thousands)
Actuarial present value of benefit obligations	$801	$685

Projected benefit obligation – beginning	$781	$743
Service cost	27	26
Interest cost	51	46
Adjustment for measurement date change	20	—
Actuarial (gain) loss	81	(10)
Annuity payment	(28)	(24)

Projected benefit obligation – ending	$932	$781

Plan assets at fair value – beginning	$—	$—
Employer contribution	28	24
Settlements/payments	(28)	(24)

Plan assets at fair value – ending	$—	$—

Projected benefit obligation in excess of assets at fair value	$932	$781
Amount contributed in the fourth quarter	—	(6)

Accrued pension cost included in other liabilities	$932	$775

Assumptions:
Discount rate	6.25%	6.75%
Fee increase	3.50%	4.00%

Note 12 - Benefit Plans (Continued)

Directors’ Retirement Plan (Continued)

Net periodic pension cost for the years ended June 30, 2009 and 2008 included the following:

	2009	2008
	(Dollars In Thousands)
Service cost	$27	$26
Interest cost	51	46
Amortization of unrecognized past service liability	11	11

Net periodic plan cost	$89	$83

Assumptions:
Discount rate	6.75%	6.38%
Fee increase	4.00%	3.75%

For the year ended June 30, 2010 the Savings Bank expects to contribute $24,000 to the plan.

Estimated future benefit payments for years ending June 30, which reflect expected future service, as appropriate, are as follows (in thousands):

2010	$24
2011	60
2012	70
2013	92
2014	99
2015 – 2019	$622

As of June 30, 2009 and 2008, unrecognized past service liabilities and actuarial losses aggregating $188,000 and $120,000, respectively, were included, net of income taxes of $113,000 and $48,000, respectively, in accumulated other comprehensive loss. Approximately $19,000 of this amount is expected to be recognized as a component of net periodic plan cost during the year ending June 30, 2010.

Note 12 - Benefit Plans (Continued)

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

The following table sets forth the plan’s funded status and activity for the years ended June 30, 2009 and 2008:

	2009	2008
	(Dollars In Thousands)
Actuarial present value of benefit obligations	$328	$267

Projected benefit obligation – beginning	$267	$234
Service cost	74	87
Interest cost	17	15
Adjustment for measurement date change	23	—
Actuarial (gain)	(53)	(69)

Projected benefit obligation – ending (accrued pension cost included in other liabilities)	$328	$267

Assumptions:
Discount rate	6.25%	6.75%
Fee increase	3.50%	4.00%

Net periodic plan cost for the years ended June 30, 2009 and 2008, included the following:

	2009	2008
	(Dollars In Thousands)

Service Cost	$74	$87
Interest Cost	18	15
Amortization of unrecognized gain	(13)	(4)
Net periodic plan cost	$79	$98

Assumptions:
Discount rate	6.75%	6.38%
Salary increase rate	4.00%	3.75%

Note 12 - Benefit Plans (Continued)

Executive Incentive Retirement Plan (Continued)

For the year ending June 30, 2010, the Savings Bank expects to contribute $217,000 to the plan. There were no contributions made to the plan for the years ended June 30, 2009 and June 30 2008, respectively.

Estimated future benefit payments for the years ending June 30, which reflect expected future service, as appropriate, are as follows:

2010	$217
2011	5
2012	9
2013	8
2014	12
2015 – 2019	165

As of June 30, 2009 and 2008, actuarial gains of $156,000 and $119,000, respectively, were included, net of income taxes of $94,000 and $47,000, respectively, in accumulated other comprehensive income. Approximately $14,000 of this amount is expected to be recognized as a component of net periodic plan cost during the year ending June 30, 2010.

401(k) Savings and Profit Sharing Plan

The Savings Bank sponsors a savings and profit sharing plan, pursuant to Section 401(k) of the Internal Revenue Code (“IRC”), for all eligible employees. The plan has a profit sharing component paid annually by the Savings Bank of 3% of each eligible employee’s compensation. Employees may also elect to defer up to 80% of their compensation, subject to IRC limitations. The Savings Bank will match 50% of the first 6% of the employee’s salary deferral up to a maximum of 3% of each employee’s compensation. The Plan expense amounted to approximately $63,000 and $69,000 for the years ended June 30, 2009 and 2008, respectively.

Employee Stock Ownership Plan

Effective upon completion of the Company’s initial public stock offering in January 2007, the Savings Bank established the ESOP for all eligible employees who complete a twelve-month period of employment with the Savings Bank, have attained the age of 21 and have completed at least 1,000 hours of service in a plan year. The ESOP used $2,023,420 in proceeds from a term loan obtained from the Company to purchase 202,342 shares of Company common stock. The term loan principal is payable over 48 equal quarterly installments through December 31, 2018. The interest rate on the term loan is 8.25%. Each quarter, the Savings Bank intends to make discretionary contributions to the ESOP, which will be equal to principal and interest payments required on the term loan. The ESOP may further pay down the loan with dividends paid, if any, on the Company common stock owned by the ESOP.

Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants. Base compensation is the basis for allocation to participants of contributions to the ESOP and shares released from the suspense account, as described by the Plan, in the year of allocation.

Note 12 - Benefit Plans (Continued)

The ESOP is accounted for in accordance with Statement of Position 93-6, “Accounting for Employee Stock Ownership Plans,” which was issued by the American Institute of Certified Public Accountants. Accordingly, ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a monthly basis, 1,405 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic earnings per common share computations. ESOP compensation expense was approximately $162,000 and $176,000 for the years ended June 30, 2009 and 2008, respectively.

ESOP shares at June 30 are summarized as follows:

	2009	2008

Allocated shares	33,724	16,862
Shares committed to be released	8,431	8,431
Unearned shares	160,187	177,049
Total ESOP Shares	202,342	202,342
Fair value of unearned shares	$1,457,705	$1,928,066

Stock-Based Compensation

At the Company’s annual stockholders’ meeting held on March 10, 2008, stockholders of the Company approved the MSB Financial Corp. 2008 Stock Compensation and Incentive Plan. Under this plan, the Company may grant options to purchase up to 275,410 shares of Company common stock. At June 30, 2009, there were no shares remaining for future option grants under the plan.

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

Management recognizes compensation expense for the fair value of the options, which have graded vesting, on a straight-line basis over the requisite service period of the awards. During the year ended June 30, 2009, approximately $166,000 in stock option expense was recorded along with income tax benefits of $23,000.

Note 12 - Benefit Plans (Continued)

A summary of stock option activity follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at June 30, 2008	275,410	$10.75
Granted	0

Outstanding at June 30, 2009	275,410	10.75	8.8 years	$—

Exercisable at June 30, 2009	55,082	10.75	8.8 years	$—

Shares issued upon the exercise of stock options are planned to be issued from treasury stock. Expected future compensation expense relating to the 275,410 non-vested options outstanding at June 30, 2009 is $631,000 over a weighted average period of 3.85 years.

Note 13 - Transactions with Officers and Directors

The Savings Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its officers, directors, their immediate families, and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons were indebted to the Savings Bank for loans totaling $11,581,000 and $9,621,000 at June 30, 2009 and 2008, respectively. During the year ended June 30, 2009, $4,006,000 of new loans and $2,046,000 of repayments were made.

Note 14 - Regulatory Capital

The Savings Bank is subject to various regulatory capital requirements administered by Federal and State banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of the Savings Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible, core and risk-based capital as defined in the regulations. Management believes, as of June 30, 2009 and 2008, that the Savings Bank met all capital adequacy requirements to which it is subject.

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

Note 14 - Regulatory Capital (Continued)

The following tables present a reconciliation of GAAP capital and regulatory capital and information as to the Savings Bank’s capital levels at the dates presented:

		June 30,
		2009		2008
		(In Thousands)
GAAP capital		$32,257		$31,802
Investment in subsidiary		(641)			(641)
Accumulated other comprehensive loss		19		1

Core and tangible capital		31,635		31,162
Allowance for loan loss		1,808		1,025
Allowance for loan commitments		39		34
		33,482		32,221
Total Capital		$		$

					To be Well Capitalized
					under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
June 30, 2009:
Tangible	$31,635	9.06%	> $ 5,236	> 1.50%	N/A	N/A
Core (leverage)	31,635	9.06	> 13,963	> 4.00	> $17,454	> 5.00%
Tier 1 risk-based	31,635	13.32	N/A	N/A	> 14,248	> 6.00
Total risk-based	33,482	14.10	> 18,997	> 8.00	> 23,747	> 10.00

June 30, 2008:
Tangible	$31,162	10.06%	> $ 4,647	> 1.50%	N/A	N/A
Core (leverage)	31,162	10.06	> 12,391	> 4.00	> $15,489	> 5.00%
Tier 1 risk-based	31,162	15.01	N/A	N/A	> 12,458	> 6.00
Total risk-based	32,221	15.52	> 16,610	> 8.00	> 20,763	> 10.00

Note 15 - Commitments and Contingencies

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

Note 15 - Commitments and Contingencies (Continued)

At June 30, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2009	2008
	(In Thousands)
Commitments to grant loans	$4,109	$7,401
Unfunded commitments under lines of credit	27,665	28,361
Standby letters of credit	195	268
	$31,969
		$36,030

At June 30, 2009, the commitments to grant loans included $2,087,000 of fixed rate mortgage loans with interest rates ranging from 4.50% to 5.50% and $2,022,000 of variable rate construction loans with an initial interest rate of 4.25%. Of the unfunded commitments under lines of credit at June 30, 2009, $22,865,000 was available under a homeowner’s equity lending program, $478,000 was available under an overdraft protection lending program, $4,263,000 was available under commercial lines of credit and $59,000 was available under participation multi-family loans. Amounts outstanding under these programs have interest rates ranging from 1.50% below the prime rate to 4.00% over the prime rate. At June 30, 2009, amounts drawn on standby letters of credit have rates of 1.00% over the rate being earned on the passbook collateralizing the credit.

At June 30, 2008, the commitments to grant loans included $2,821,000 of fixed rate mortgage loans with interest rates ranging from 5.25% to 6.75% and $4,580,000 of variable rate construction loans with an initial interest rate ranging from 5.00% to 6.00%. Of the unfunded commitments under lines of credit at June 30, 2008, $24,139,000 was available under a homeowner’s equity lending program, $466,000 was available under an overdraft protection lending program and $3,756,000 was available under commercial lines of credit. Amounts outstanding under these programs have interest rates ranging from 1.00% below the prime rate to 4.00% over the prime rate. At June 30, 2008, amounts issued on standby performance letters of credit have an issuance fee equal to 1.00% of the face amount of such letter of credit.

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

Note 16 - Fair Value Measurements

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

Note 16 - Fair Value Measurements (Continued)

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Trading securities	$37	$-	$-	$37

Certain financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summaries those assets measured at fair value on a non-recurring basis:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans	$-	$-	$2,622	$2,622

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of its historical cost basis or fair value. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Fair value is measured in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which fair value equals or exceeds amortized cost basis. Such loans are not included in the above table. Impaired loans requiring specific allowances, and valued using Level 3 inputs, had principal balances totaling $3,201,000 at June 30, 2009, with a valuation allowance of $579,000.

The fair value of a financial instrument is defined above. Significant estimations were used for the purposes of disclosing fair values. Estimated fair values have been determined using the best available data and estimation methodology suitable for each category of financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Savings Bank could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

Note 16 - Fair Value Measurements (Continued)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The fair value estimates, methods and assumptions for financial instruments are set forth below.

Cash and Cash Equivalents

For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Trading Securities

Securities classified as trading securities are reported at fair value utilizing Level 1 inputs. For these securities, the Company arrives at the fair value based upon the quoted market price at the close of business on the last business day on or prior to the consolidated statement of financial position date.

Securities Held to Maturity

The fair value for securities held to maturity is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar securities.

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

Advances from Federal Home Loan Bank of New York

Fair values of advances are estimated using discounted cash flow analyses, based on rates currently available to the Company for advances from the Federal Home Loan Bank with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.

As of June 30, 2009 and 2008, the fair value of the commitments to extend credit was not considered to be material.

Note 16 - Fair Value Measurements (Continued)

The following is a summary of fair value versus carrying value of financial instruments as of June 30, 2009 and 2008.

	2009		2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$9,499	$9,499	$4,695	$4,695
Trading securities	37	37	82	82
Securities held to maturity	44,687	44,642	28,743	28,195
Loans receivable	276,058	270,709	254,290	254,325
Federal Home Loan Bank stock	2,122	2,122	2,112	2,112
Accrued interest receivable	1,780	1,780	1,680	1,680

Financial liabilities:
Deposits	272,280	275,524	225,371	226,468
Advances from Federal Home Loan Bank of New York	36,218	40,608	37,068	38,874
Accrued interest payable	212	212	176	176

Note 17 - Parent Only Financial Statements

Statements of Financial Condition
	June 30,
	2009	2008
	(In Thousands)
Assets
Cash and due from banks	$7,037	$9,762
Loans receivable	1,748	1,865
Investment in subsidiaries	32,257	31,802
Other assets	99	43

Total Assets	$41,141	$43,472

Liabilities
Other liabilities	$158	$76
Total liabilities	158	76

Stockholders’ Equity
Stockholders’ equity:
Common stock	562	562
Paid-in capital	24,348	24,188
Retained earnings	20,863	21,026
Unearned ESOP shares	(1,602)	(1,770)
Treasury Stock	(3,169)	(609)
Accumulated other comprehensive loss	(19)	(1)

Total Stockholders’ Equity	40,983	43,396

Total Liabilities and Stockholders’ Equity	$41,141	$43,472

Statements of Income
	Years Ended June 30,
	2009	2008
	(In Thousands)
Equity in undistributed earnings of subsidiaries	$267	$659
Interest income	150	159
Non-interest expense	(223)	(238)

Income Before Income Taxes	194	580

Income tax (benefit) expense	(18)	(32)

Net Income	$212	$612

Note 17 - Parent Only Financial Statements (Continued)

Statements of Cash Flows
	Years Ended June 30,
	2009	2008
	(In Thousands)
Cash Flows from Operating Activities
Net income	$212	$612
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(267)	(659)
Net change in other assets and liabilities	33	(20)

Net Cash (Used in) Operating Activities	(22)	(67)

Cash Flows from Investing Activities
Repayment of ESOP loan receivable	117	108

Net Cash Provided by Investing Activities	117	108

Cash Flows from Financing Activities
Dividends paid to minority stockholders	(260)	(140)
Purchase of treasury stock	(2,560)	(609)

Net Cash (Used in) Financing Activities	(2,820)	(749)

Net (Decrease) in Cash and Cash Equivalents	(2,725)	(708)

Cash and Cash Equivalents - Beginning	9,762	10,470

Cash and Cash Equivalents - Ending	$7,037	$9,762

Note 18 - Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2009 and 2008:

	Year Ended June 30, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
Interest income	$4,161	$4,177	$4,140	$4,058
Interest expense	2,062	2,001	1,940	1,781

Net Interest Income	2,099	2,176	2,200	2,277

Provision for loan losses	65	67	91	560

Net Interest Income after Provision for Loan Losses	2,034	2,109	2,109	1,717

Non-interest income	166	108	104	168
Non-interest expenses	1,923	2,003	2,026	2,221

Income (loss) before Income Taxes	277	214	187	(336)

Income tax expense (benefit)	106	81	71	(128)

Net Income (loss)	$171	$133	$116	$(208)

Earnings (loss) per share:
Basic and diluted	$0.03	$0.03	$0.02	$(0.04)

Note 18 - Quarterly Results of Operations (Unaudited) (Continued)

	Year Ended June 30, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
Interest income	$4,103	$4,199	$4,176	$4,148
Interest expense	2,280	2,328	2,258	2,176

Net Interest Income	1,823	1,871	1,918	1,972

Provision for loan losses	15	40	40	40

Net Interest Income after Provision for Loan Losses	1,808	1,831	1,878	1,932

Non-interest income	159	165	119	125
Non-interest expenses	1,783	1,635	1,736	1,936

Income before Income Taxes	184	361	261	121

Income taxes	58	127	91	39

Net Income	$126	$234	$170	$82

Earnings per share:
Basic and diluted	$0.02	$0.04	$0.03	$0.02

Note 19 – Recent Accounting Pronouncements

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The adoption is required in fiscal years beginning after December 15, 2007, with early adoption permitted. Upon the implementation of EITF 06-04 on July 1, 2008, the Company recorded a cumulative effect adjustment of $96,000 as a reduction of retained earnings. The ongoing annual expenses recorded under this pronouncement are not expected to be material.

In June 2007, the EITF reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on non-vested equity shares, non-vested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The

Note 19 – Recent Accounting Pronouncements (Continued)

amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of this pronouncement has not had a material impact on our consolidated financial statements.

Staff Accounting Bulletin (“SAB”) No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14 “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 was effective January 1, 2008. The adoption of this pronouncement has not had a material impact on our consolidated financial statements.

In January 2009, the FASB issued FASB Staff Position (FSP) EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. This new pronouncement did not have any effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

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

Note 19 – Recent Accounting Pronouncements (Continued)

This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP effective June 30, 2009, did not have a material impact on the Company’s consolidated financial statements, although additional disclosure was required.

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

This FSP was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP effective June 30, 2009, did not have a material impact on the Company’s consolidated financial statements, although additional disclosure was required.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 25, 2009.

MSB FINANCIAL CORP.
/s/ Gary T. Jolliffe
	By:	Gary T. Jolliffe
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on September 25, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Gary T. Jolliffe		/s/ Albert N. Olsen
Gary T. Jolliffe President, Chief Executive Officer and Director		Albert N. Olsen Chairman of the Board
/s/ E. Haas Gallaway, Jr.
E. Haas Gallaway, Jr. Director		W. Scott Gallaway Director

Dr. Thomas G. McCain Director		Ferdinand J. Rossi Director
/s/ Michael A. Shriner		/s/ Jeffrey E. Smith
Michael A. Shriner Executive Vice President, Chief Operating Officer and Director		Jeffrey E. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)