Form 10-Q
period 2009-09-30
MSB FINANCIAL CORP.
filed 2009-11-13
CIK 1374783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 11, 2009:

$0.10 par value common stock 5,259,887 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at September 30, 2009 and June 30, 2009	2

	Consolidated Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2009 and 2008	3

	Consolidated Statements of Cash Flows for the Three Months
	Ended September 30, 2009 and 2008	4

	Notes to Consolidated Financial Statements	5

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	15

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T:	Controls and Procedures	21

PART II - OTHER INFORMATION		22

Item 1:	Legal Proceedings	22

Item 1A:	Risk Factors	22

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3:	Defaults Upon Senior Securities	22

Item 4:	Submission of Matters to a Vote of Security Holders	22

Item 5:	Other Information	23

Item 6:	Exhibits	23

SIGNATURES		24

MSB FINANCIAL CORP AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	June 30,
	2009	2009
	(Dollars in Thousands, except Per Share Amount)
Assets
Cash and due from banks	$4,807	$2,424
Interest-earning demand deposits with banks	2,724	7,075

Cash and Cash Equivalents	7,531	9,499

Trading securities	54	37
Securities held to maturity (fair value of $50,859 and $44,642 respectively)	50,521	44,687
Loans receivable, net of allowance for loan losses of $2,147 and $1,808 respectively	279,324	276,058
Other real estate	328	—
Premises and equipment	10,855	11,018
Federal Home Loan Bank of New York stock, at cost	1,842	2,122
Bank owned life insurance	4,937	4,894
Accrued interest receivable	1,785	1,780
Deferred income taxes	1,898	1,826
Other assets	1,069	342

Total Assets	$360,144	$352,263

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$11,840	$9,972
Interest bearing	274,756	262,308

Total Deposits	286,596	272,280

Advances from Federal Home Loan Bank of New York	30,000	36,218
Advance payments by borrowers for taxes and insurance	314	342
Other liabilities	2,398	2,440

Total Liabilities	319,308	311,280

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,270,921 and 5,310,921 shares outstanding	562	562
Paid-in capital	24,386	24,348
Retained earnings	20,997	20,863
Unearned ESOP shares	(1,560)	(1,602)
Treasury stock, at cost, 349,704 and 309,704 shares, respectively	(3,531)	(3,169)
Accumulated other comprehensive loss	(18)	(19)

Total Stockholders’ Equity	40,836	40,983

Total Liabilities and Stockholders’ Equity	$360,144	$352,263

MSB FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2009	2008
	(In Thousands, Except
	Per Share Amounts)
Interest Income:
Loans receivable, including fees	$3,713	$3,741
Securities held to maturity	534	376
Other	33	44
Total Interest Income	4,280	4,161

Interest Expense
Deposits	1,435	1,678
Borrowings	312	415
	1,747	2,093
Less: Capitalized Interest	—	(31)
Total Interest Expense	1,747	2,062

Net Interest Income	2,533	2,099

Provision for Loan Losses	345	65

Net Interest Income after Provision for Loan Losses	2,188	2,034

Non-Interest Income
Fees and service charges	80	84
Income from bank owned life insurance	43	42
Unrealized gain on trading securities	17	3
Other	27	37
Total Non-Interest Income	167	166

Non-Interest Expenses
Salaries and employee benefits	920	895
Directors compensation	89	84
Occupancy and equipment	396	364
Service bureau fees	96	101
Advertising	68	69
FDIC assessment	115	50
Other	358	360
Total Non-Interest Expenses	2,042	1,923

Income before Income Taxes	313	277
Income Taxes	119	106
Net Income	194	171
Amortization component of net periodic pension cost,
net of tax	1	(1)

Total Comprehensive Income	$195	$170
Weighted average number of shares of common stock
Outstanding basic and diluted	5,139	5,324
Earnings per share - basic and diluted	$.04	$0.03

See notes to consolidated financial statements.

MSB Financial Corp and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended September 30,
	2009	2008
	(In Thousands)
Cash Flows from operating activities:
Net Income	$194	$171
Adjustments to reconcile net income to net
cash provided by operating activities:
Net (accretion) of securities premiums and discounts and deferred loan fees and costs	(24)	(20)
Depreciation and amortization of premises and equipment	177	159
ESOP compensation	39	44
Stock based compensation	41	41
Provision for loan losses	345	65
Income from bank owned life insurance	(43)	(42)
Unrealized (gain) on trading securities	(17)	(3)
(Increase) decrease in accrued interest receivable	(5)	119
Deferred income taxes	(72)	(126)
(Increase) in other assets	(727)	(157)
Increase in other liabilities	16	102
(Decrease) increase in accrued interest payable	(55)	1
Net Cash Provided (Used) by Operating Activities	(131)	354

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(13,000)	—
Maturities, calls and principal repayments	7,155	981
Net increase in loans receivable	(3,904)	(7,986)
Purchase of premises and equipment	(14)	(753)
Purchase of Federal Home Loan Bank of New York stock	—	(1,583)
Redemption of Federal Home Loan Bank of New York stock	280	1,108
Net Cash Used in Investing Activities	(9,483)	(8,233)

Cash Flows from Financing Activities:
Net increase in deposits	14,316	1,434
Net Increase in short-term borrowings	—	10,750
Repayments of long-term borrowings	(6,218)	(210)
Decrease in advance payments by borrowers for taxes and insurance	(28)	(48)
Cash dividends paid to minority shareholders	(62)	(69)
Purchase of treasury stock	(362)	(1,043)
Net Cash Provided by Financing Activities	7,646	10,814

Net Increase (Decrease) in Cash and Cash Equivalents	(1,968)	2,935
Cash and Cash Equivalents – Beginning	9,499	4,695
Cash and Cash Equivalents – Ending	$7,531	$7,630

Supplementary Cash Flows Information
Interest paid	$1,802	$2,092
Income taxes paid	$—	$236
Loan receivable transferred to real estate owned	$328	$—

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

A Registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Bank’s newly established Employee Stock Ownership Plan (“ESOP”). Net proceeds of the offering totaled approximately $24.5 million. Concurrent with closing of the offering, the MHC received 3,091,344 shares of Company stock in exchange for the 10,000 shares previously owned by the MHC. The MHC is the majority stockholder of the Company owning 58.7% of the outstanding common stock at September 30, 2009.

MSB Financial, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization. The MHC has not engaged in any significant business since its formation. So long as MHC is in existence, it will at all times own a majority of the outstanding stock of the Company.

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

Note 2 – Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiary, Millington Savings Service Corp. All significant inter-company accounts and transactions have been eliminated in consolidation. These statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The Millington Savings Service Corp. is inactive.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at September 30, 2009 and June 30, 2009 and for the three months ended September 30, 2009 and 2008. The results of operations for the three months ended September 30, 2009 and 2008 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statements of financial condition for June 30, 2009 was derived from the Company’s audited consolidated financial statements for that date. That data, along with the interim financial information presented in the consolidated statements of financial position, income and comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 2009, including the notes thereto included in the Company’s Annual Report on Form 10-K.

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

Note 3 – Accounting Standards Codification

The Financial Accounting Standards Board (FASB) has issued the “FASB Accounting Standards Codification” (“Codification or ASC”). The Codification establishes the single source of authoritative GAAP to be applied by nongovernmental entities. The Codification supersedes all existing accounting and reporting standards. All other nongrandfathered accounting literature not included in the Codification will become nonauthoritative. Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the Codification in this quarterly report by providing references to the Codification. The Codification had no impact on amounts reported in the Company’s consolidated financial statements.

Note 4 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”’ management has evaluated potential subsequent events through November 13, 2009, the date the financial statements were issued and has determined that no disclosure is necessary.

Note 5 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings per share did not differ from basic earnings per share for the three months ended September 30, 2009, as the 275,410 weighted average number of outstanding stock options were all anti-dilutive. Diluted earnings per share did not differ from basic earnings per share for the three months ended September 30, 2008, as there were no contracts or securities exercisable or which could be converted into common stock during that period.

Note 6 – Stock Based Compensation

On March 10, 2008 the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan. This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the shares on the grant date. The fair value of these options was estimated to be $ 2.99 per share based on the Black-Scholes model. At September 30, 2009, the total future expense to be recorded for the stock option grants is $591,000 over a weighted average period of 3.6 years. Options are exercisable for 10 years from date of grant.

Note 7 - Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and to determined fair value disclosures.

FASB ASC 820, Fair Market Value Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

ASC 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Trading Securities.Securities classified as trading securities are reported at fair value utilizing Level 1 inputs. For these securities, the Company arrives at the fair value based upon the quoted market price at the close of business on the last business day on or prior to the statement of financial position date.

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2009 and June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$54	$—	$—	$54

	June 30, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$37	$—	$—	$37

Certain financial and non financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summaries those assets measured at fair value on a non-recurring basis as of September 30, 2009 and June 30, 2009:

	September 30, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Other real estate	$—	$—	$328	$328
Impaired loans	—	—	4,878	4,878

	June 30, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Impaired loans	$—	$—	$2,622	$2,622

Other real estate is generally carried at fair value, whose value is determined based upon independent third-party appraisals of the properties, based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of its historical cost basis or fair value. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Fair value is measured in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan” using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which fair value equals or exceeds amortized cost basis. Such loans are not included in the above table. Impaired loans requiring specific allowances, and valued using Level 3 inputs, had principal balances totaling $5,765,000 and $3,201,000 at September 30, 2009 and

June 30, 2009, respectively, with a valuation allowance of $887,000 and $579,000 at September 30, 2009 and June 30, 2009 respectively, with a valuation allowance of $887,000 and $579,000 at September 30, 2009 and June 30, 2009, respectively.

The fair value of a financial instrument is defined above. Significant estimations were used for the purposes of disclosing fair values. Estimated fair values have been determined using the best available data and estimation methodology suitable for each category of financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Bank could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective reporting dates, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The fair value estimates, methods and assumptions for financial instruments not previously disclosed above are set forth below.

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

Federal Home Loan Bank Stock

The carrying amount of Federal Home Loan Bank stock approximates fair value due to its restrictive nature.

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

As of September 30, 2009 and June 30, 2009, the fair value of the commitments to extend credit was not considered to be material and are not included in the table below.

The carrying values and estimated fair values of financial instruments as of September 30, 2009 and June 30, 2009, were as follows:

	September 30, 2009		June 30, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$7,531	$7,531	$9,499	$9,499
Trading securities	54	54	37	37
Securities held to maturity	50,521	50,859	44,687	44,642
Loans receivable	279,324	279,954	276,058	270,709
Federal Home Loan Bank stock	1,842	1,842	2,122	2,122
Accrued interest receivable	1,785	1,785	1,780	1,780

Financial liabilities:
Deposits	286,596	289,165	272,280	275,524
Advances from Federal Home Loan Bank of New York	30,000	32,821	36,218	40,608
Accrued interest payable	157	157	212	212

Note 8 - Securities Held to Maturity

The amortized cost of securities held to maturity and their approximate fair values as of September 30, 2009 and June 30, 2009, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009	(In thousands)

U.S. Government Agencies:
Due within one year	$5,000	$35	$—	$5,035
Due after one through five years	4,500	31	19	4,512
Due after ten years	37,802	108	4	37,906

	47,302	174	23	47,453

Mortgage-backed securities	$3,219	$188	$1	$3,406

	3,219	188	1	3,406

	$50,521	$362	$24	$50,859

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009	(In thousands)

U.S. Government Agencies:
Due within one year	$5,000	$24	$—	$5,024
Due after one through five years	4,525	130	—	4,655
Due after ten years	31,790	44	389	31,445

	41,315	198	389	41,124

Mortgage-backed securities	$3,372	$146	$—	$3,518

	3,372	146	—	3,518

	$44,687	$344	$389	$44,642

All mortgage-backed securities at September 30, 2009 have been issued by FNMA, FHLMC or GNMA and are secured by 1-4 family residential real estate. The amortized cost and estimated fair value of securities held to maturity at September 30, 2009 and June 30, 2009, as shown above, are reported by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three months ended September 30, 2009 and September 30, 2008, respectively. At September 30, 2009 and June 30, 2009, securities held to maturity with a carrying value of approximately $492,000 and $478,000 were pledged to secure public funds on deposit.

The following table shows the gross unrealized losses and fair value of securities in an unrealized loss position as of September 30, 2009 and June 30, 2009, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2009	(In Thousands)

U.S. Government agencies	$10,977	$23	$—	$—	$10,977	$23
Mortgage-backed securities	147	1	—	—	147	1

	$11,124	$24	$—	$—	$11,124	$24

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2009	(In Thousands)

U.S. Government agencies	$11,436	$354	$10,965	$35	$22,401	$389

At September 30, 2009, management concluded that the unrealized losses above (which related to 6 U.S. Government Agency bonds and 3 mortgage-backed securities compared to 9 and 2 respectively, as of June 30, 2009) are temporary in nature since they are not related to the underlying credit quality of the issuers. The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the full recovery of fair value to a level which equals or exceeds amortized cost. The losses above are primarily related to market interest rates.

Note 9 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended
	September 30,
	2009	2008
	(In Thousands)
Service Cost	$17	$25
Interest Cost	18	17
Amortization of Unrecognized (Gain)	(1)	(3)
Amortization of Past Service Liability	2	3
	$36	$42

As of September 30, 2009, the Bank expects to contribute $18,000 to the plan for the remainder of the fiscal year.

Note 10– Stock Repurchase Plan

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

On February 9, 2009, the Board of Directors authorized a third stock repurchase program pursuant to which the Company intended to repurchase up to 114,134 shares or approximately 5% of its outstanding shares. As of September 30, 2009, the Company repurchased 63,100 shares authorized under this repurchase program.

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

During the three months ended September 30, 2009, an aggregate of 40,000 shares were repurchased under the aforementioned plans at a cost of $362,400 or $9.06 per share.

Note 11 – Dividends on Common Stock

The MHC has waived its right, upon the non-objection of the Office of Thrift Supervision, to receive cash dividends declared on the 3,091,344 shares of Company common stock that it owns. Such dividends amounted to approximately $93,000 during the quarter ended September 30, 2009. As of September 30, 2009, the aggregate amount of dividends waived by the MHC was approximately $742,000.

Note 12 – Recent Accounting Pronouncements

There are no new accounting pronouncements that apply to the Company’s operations as of this reporting date.

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

Comparison of Financial Condition at September 30, 2009 and June 30, 2009

General. Total assets reached $360.1 million at September 30, 2009, compared to $352.3 million at June 30, 2009. The increase was fueled by loan originations and purchase of securities, the funding for which was provided primarily by a $14.3 million or 5.3% increase in deposits, to $286.6 million at September 30, 2009, compared to $272.3 million at June 30, 2009.

Loans. Loans receivable, net, rose to $279.3 million at September 30, 2009 from $276.1 million at June 30, 2009, an increase of $3.2 million, or 1.2%. As a percentage of assets, loans decreased to 77.6% from 78.4%. The Bank experienced strong demand for its one-to-four family residential loans in its market area; the one-to-four family portfolio grew by $3.2 million or 2.0% between June 30, 2009 and September 30, 2009. Construction loans grew by $1.4 million, a 6.7% increase, while commercial real estate loans increased by $492,000 and overdraft protection loans by $17,000 or 4.8 and 9.9%, respectively, between June 30, 2009 and September 30, 2009. The home equity loan portfolio decreased by $1.3 million or 2.1%, as did multi-family loans by $90,000 or 0.3%; automobile loans by $26,000 or 6.8%, and deposit account loans by $21,000 and personal loans by $7,000 or 4.4% and 9.5%, respectively, between June 30, 2009 and September 30, 2009.

Securities. Our portfolio of securities held to maturity was at $50.5 million at September 30, 2009 as compared to $44.7 million at June 30, 2009. Maturities, calls and principal repayments during the three months ended September 30, 2009 totaled $7.2 million. We purchased $13.0 million of new securities during the three months ended September 30, 2009.

Deposits. Total deposits at September 30, 2009 were $286.6 million, a $14.3 million increase as compared to $272.3 million at June 30, 2009. Certificate of deposit accounts increased by $7.9 million, savings and club accounts increased by $3.4 million, and demand accounts, in the aggregate, increased by $3.0 million.

Borrowings. Total borrowings at September 30, 2009 amounted to $30.0 million, compared to $36.2 million at June 30, 2009. The Bank did not make any long term borrowings during the three months ended September 30, 2009 and did not have short-term borrowings at September 30, 2009 and June 30, 2009.

Our investment in Federal Home Loan Bank of New York (“FHLB”) stock was at $1.8 million at September 30, 2009 compared to $2.1 million at June 30, 2009. The decreased ownership of Federal Home Loan Bank stock resulted from the decrease in FHLB borrowings.

Equity. Stockholders’ equity was $41.0 million at September 30, and June 30, 2009. Treasury stock increased by $362,000 due to repurchases. Other changes in equity were due to the declaration of $60,000 in cash dividends on our common stock, offset by $194,000 in net income, a $1,000 decrease in accumulated other comprehensive loss, $41,000 in stock based compensation and $39,000 in ESOP shares earned.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

General. Our net income for the three months ended September 30, 2009 was $194,000, compared to net income of $171,000 for the three months ended September 30, 2008. The $23,000 increase in net income was due to an increase in net interest income which more than offset increases in provision for loan losses, non-interest expenses and income taxes.

Net Interest Income. Net interest income for the three months ended September 30, 2009 amounted to $2.5 million compared to $2.1 million for the three months ended September 30, 2008. The $434,000 increase in net interest income was the result of a $119,000 increase in total interest income and a $315,000 reduction in interest expense.

The increase in total interest income for the three months ended September 30, 2009, resulted from a 13.3% increase in the average balance of interest-earning assets, offset by a 52 basis point decrease in the average yield thereon. The increase of $20.3 million or 7.8% increase in average loan receivable balances tempered by a decrease in average yield from 5.77% to 5.31% for the three month period ended September 30, 2009, compared to the three month period ended September 30, 2008, was responsible for the decrease of $28,000 or 0.8% increase in loan receivable interest income. The increase of $16.5 million or 58.8% increase in average securities held to maturity balances resulted in an increase of $158,000 or 42.0% in income on securities held to maturity for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, whereas other interest income decreased by $11,000 for the same period.

The $315,000 decrease in interest expense for the three months ended September 30, 2009 from the three months ended September 30, 2008, was attributable to an increase in deposit balances, tempered by lower interest rates on deposits during the period. The average cost of deposits decreased by 107 basis points to 2.14%, and the average balance of deposits increased by $59.5 million or 28.4% between periods, resulting in a $243,000 decrease in interest expense on deposits. Total interest expense on borrowings decreased by $72,000 from $384,000 for the three months ended September 30, 2008 to $312,000 for the three months ended September 30, 2009 as the result of a $11.1 million decrease in average borrowings.

Provision for Loan Losses. A loan loss provision of $345,000 was made during the three months ended September 30, 2009 compared to a provision of $65,000 during the three months ended September 30, 2008. The allowance for loan losses totaled $2.1 million, $1.8 million and $1.1 million respectively, at September 30, 2009, June 30, 2009, and September 30, 2008, or 0.8%, 0.6%, and 0.4%, respectively, of total loans. The ratio of non-performing loans to total loans was 4.2% at September 30, 2009, as compared to 3.4% at June 30, 2009, and 2.8% at September 30, 2008. During the three months ended September 30, 2009, there was $6,000 in charge-offs and no recoveries. During the three months ended September 30, 2008, there were no charge-offs or recoveries. The allowance for loan losses reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash surrender value of our bank owned life insurance. Non-interest income rose by $1,000 to $167,000 for the three months ended September 30, 2009 from $166,000 for the three months ended September 30, 2008.

Non-Interest Expenses. Total non-interest expenses grew by $119,000 or 6.2% for the three months ended September 30, 2009 to $2.0 million compared to $1.9 million for the same period in 2008.

FDIC insurance premium expense totaled $115,000 for the three months ended September 30, 2009, a $65,000 or 130.0% increase over the $50,000 for the three months ended September 30, 2008, as a result of increases in assessment rates. Occupancy and equipment expense increased by $32,000 or 8.8% from $364,000 to $396,000, as did salaries and employee benefits expense by $25,000 or 2.8%, from $895,000 to $920,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increases in occupancy and equipment and salaries and employee benefits expenses reflect a full quarter of expenses in the current year related to the opening of the Bank’s

Bernardsville branch office in August 2008. Directors’ compensation expense totaled $89,000 for the three months ended September 30, 2009, compared to $84,000 for the three month period ended September 30, 2008 an increase of $5,000 or 6.0%. Service bureau fees, other expense and advertising expenses decreased by $5,000, $2,000 and $1,000 or 5.0%, 0.6% and 1.5%, respectively, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Income Taxes. Income tax expense for the three months ended September 30, 2009 was $119,000 or 38.0% of income before income taxes as compared to $106,000 or 38.3% of income before income taxes for the three months ended September 30, 2008.

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

At September 30, 2009, the Bank had outstanding commitments to originate loans of $3.0 million, construction loans in process of $4.1 million, unused lines of credit of $26.8 million (including $22.2 million for home equity lines of credit), and standby letters of credit of $164,000. Certificates of deposit scheduled to mature in one year or less at September 30, 2009, totaled $74.4 million.

As of September 30, 2009, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required. At September 30, 2009, its total loans to deposits ratio was 97.5%. At September 30, 2009, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $89.6 million, of which $30.0 million was outstanding. As of September 30, 2009, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2009, the Bank exceeded all applicable regulatory capital requirements.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Millington Savings Bank’s facilities. These financial instruments may include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At September 30, 2009, our significant off-balance sheet commitments consisted of commitments to originate loans of $3.0 million, construction loans in process of $4.1 million, unused lines of credit of $26.8 million (including $22.2 million for home equity lines of credit), and standby letters of credit of $164,000.

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

Recent Legislation and Other Regulatory Initiatives

On October 3, 2008, the President of the United States signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law. This legislation, among other things, authorized the Secretary of Treasury (“Treasury”) to establish a Troubled Asset Relief Program (“TARP”) to purchase up to $700 billion in troubled assets from qualified financial institutions (“QFI”). EESA is also being interpreted by the Treasury to allow it to make direct equity investments in QFIs. Subsequent to the enactment of EESA, the Treasury announced the TARP Capital Purchase Program (“CPP”) under which the Treasury was authorized to purchase up to $250 billion in senior perpetual preferred stock of QFIs that elect to participate in the CPP. The Treasury’s investment in an individual QFI may not exceed the lesser of 3% of the QFI’s risk-weighted assets or $25 billion and may not be less than 1% of risk-weighted assets. The Company did not participate in this program.

EESA also increased the maximum deposit insurance amount up to $250,000 until December 31, 2009 (subsequently extended to December 31, 2013) and removed the statutory limits on the FDIC’s ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

In October 2008, the FDIC established the Temporary Liquidity Guarantee Program which consisted of two components: (i) an unlimited FDIC insurance coverage for certain transaction accounts (the “Transaction Account Guarantee”) and (ii) a debt guarantee program for certain types of debt issued by financial institutions. The Company initially opted to participate in the Transaction Account Guarantee program only. In August 2009, the fees associated with participating in this program were increased and participating financial institutions were given the opportunity to opt out of continued participation. The Bank elected to opt out of this program at this point in time.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4T – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2009.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at September 30, 2009 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2009.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2009	-	$-	-	51,034
August 1 through 31, 2009	20,000	9.06	20,000	31,034
September 1 through 30, 2009	20,000	9.06	20,000	11,034
Total	40,000	$9.06	40,000	11,034

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 9, 2009, the Company held its annual meeting of stockholders. Gary T. Jolliffe and Albert N. Olsen were elected to serve as directors with terms expiring in 2021. The Company’s stockholders also ratified the appointment of ParenteBeard, LLC as the Company’s independent public accountants for the fiscal year ended June 30, 2010 and approved an amendment to the Company’s 2008 Stock Compensation and Incentive Plan.

The following are the results of the annual meeting:

Nominees for Three Year Terms:	For	Votes Withheld

Gary T. Jolliffe	4,777,681	86,912

Albert N. Olsen	4,777,681	86,912

RATIFICATION OF INDEPENDENT AUDITORS:

Number of Votes

FOR	4,775,162

AGAINST	68,199

ABSTAIN	21,232

APPROVAL OF AMENDMENT TO STOCK COMPENSATION AND INCENTIVE PLAN

a.	Including shares held by MHC

Number of Votes

FOR	4,261,590

AGAINST	114,080

ABSTAIN	46,466

b.	Excluding shares held by MHC

Number of Votes

FOR	1,170,246

AGAINST	114,080

ABSTAIN	46,466

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSB FINANCIAL CORP.
(Registrant)

Date November 13, 2009	/s/ Gary T. Jolliffe
Gary T. Jolliffe
President and Chief Executive Officer

Date November 13, 2009	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer