Form 10-Q
period 2009-12-31
MSB FINANCIAL CORP.
filed 2010-02-12
CIK 1374783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 12, 2010:

$0.10 par value common stock 5,259,887 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

MSB FINANCIAL CORP AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	December 31,	June 30,
	2009	2009
	(In Thousands, except Share and Per Share Amounts)
Assets
Cash and due from banks	$5,813	$2,424
Interest-earning demand deposits with banks	7,118	7,075

Cash and Cash Equivalents	12,931	9,499

Trading securities	47	37
Securities held to maturity (fair value of $51,675 and $44,642 respectively)	52,333	44,687
Loans receivable, net of allowance for loan losses of $2,481 and $1,808 respectively	273,819	276,058
Other real estate	592	—
Premises and equipment	10,725	11,018
Federal Home Loan Bank of New York stock, at cost	1,617	2,122
Bank owned life insurance	5,621	4,894
Accrued interest receivable	1,936	1,780
Deferred income taxes	2,114	1,826
Other assets	2,082	342

Total Assets	$363,817	$352,263

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$11,941	$9,972
Interest bearing	284,458	262,308

Total Deposits	296,399	272,280

Advances from Federal Home Loan Bank of New York	25,000	36,218
Advance payments by borrowers for taxes and insurance	269	342
Other liabilities	2,081	2,440

Total Liabilities	323,749	311,280

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,259,887 and 5,310,921 shares outstanding	562	562
Paid-in capital	23,496	24,348
Retained earnings	21,173	20,863
Unearned ESOP shares	(1,518)	(1,602)
Treasury stock, at cost, 360,738 and 309,704 shares, respectively	(3,628)	(3,169)
Accumulated other comprehensive loss	(17)	(19)

Total Stockholders’ Equity	40,068	40,983

Total Liabilities and Stockholders’ Equity	$363,817	$352,263

See notes to consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In Thousands, except per share amounts)
Interest Income:
Loans receivable, including fees	$3,637	$3,778	$7,350	$7,519
Securities held to maturity	613	373	1,147	749
Other	32	26	65	70
Total Interest Income	4,282	4,177	8,562	8,338

Interest Expense
Deposits	1,355	1,627	2,790	3,305
Borrowings	278	374	590	789
	1,633	2,001	3,380	4,094
Less: Capitalized Interest	--	--	--	(31)
Total Interest Expense	1,633	2001	3,380	4,063

Net Interest Income	2,649	2,176	5,182	4,275

Provision for Loan Losses	405	67	750	132

Net Interest Income after Provision for Loan Losses	2,244	2,109	4,432	4,143

Non-Interest Income
Fees and service charges	96	84	176	168
Income from bank owned life insurance	45	39	88	81
Unrealized gain (loss) on trading securities	(7)	(41)	10	(38)
Other	22	26	49	63
Total Non-Interest Income	156	108	323	274

Non-Interest Expenses
Salaries and employee benefits	914	911	1,834	1,806
Directors compensation	92	84	181	168
Occupancy and equipment	389	407	785	771
Service bureau fees	103	92	199	193
Advertising	51	79	119	148
FDIC assessment	121	48	236	98
Other	353	382	711	742
Total Non-Interest Expenses	2,023	2,003	4,065	3,926

Income before Income Taxes	377	214	690	491
Income Taxes	144	81	263	187
Net Income	233	133	427	304
Amortization component of net periodic pension cost,
net of tax	1	--	2	(1)

Total Comprehensive Income	$234	$133	$429	$303
Weighted average number of shares of common stock
Outstanding - basic and diluted	5,107	5,131	5,123	5,199
Earnings per share - basic and diluted	$0.05	$0.03	$.08	$0.06
Dividends Declared per share	$0.03	$0.03	$.06	$0.06

See notes to consolidated financial statements.

MSB Financial Corp and Subsidiaries

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended December 31,
	2009	2008
	(In Thousands)
Cash Flows from operating activities:
Net Income	$427	$304
Adjustments to reconcile net income to net
cash provided by operating activities:
Net accretion of securities discount and deferred loan fees and costs	(55)	(38)
Depreciation and amortization of premises and equipment	348	351
Amortization of restricted stock award	7	—
ESOP compensation	75	84
Stock based compensation	82	82
Provision for loan losses	750	132
Earnings on bank owned life insurance	(88)	(81)
Unrealized (gain) loss on trading securities	(10)	38
(Increase) decrease in accrued interest receivable	(156)	36
Deferred income taxes	(288)	(213)
(Increase) in other assets	(1,740)	(41)
(Decrease) increase in other liabilities	(290)	110
(Decrease) increase in accrued interest payable	(62)	103
Net Cash Provided (Used) by Operating Activities	(1,000)	867

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(15,000)	—
Maturities, calls and principal repayments	7,350	1,057
Net decrease (increase) in loans receivable	956	(11,464)
Purchase of premises and equipment	(55)	(853)
Purchase of bank owned life insurance	(639)	—
Purchase of Federal Home Loan Bank of New York stock	—	(2,355)
Redemption of Federal Home Loan Bank of New York stock	505	2,272
Net Cash Used in Investing Activities	(6,883)	(11,343)

Cash Flows from Financing Activities:
Net increase in deposits	24,119	10,376
Increase in short-term borrowings	—	2,250
Repayments of long-term borrowings	(11,218)	(421)
(Decrease) in advance payments by borrowers for taxes and insurance	(73)	(81)
Dividends paid to minority stockholders	(122)	(135)
Purchase of treasury stock	(459)	(1,967)
Purchase of stock for restricted stock award	(932)	—
Net Cash Provided by Financing Activities	11,315	10,022

Net Increase (decrease) in Cash and Cash Equivalents	3,432	(454)
Cash and Cash Equivalents – Beginning	9,499	4,695
Cash and Cash Equivalents – Ending	$12,931	$4,241

Supplementary Cash Flows Information
Interest paid	$3,442	$3,960
Income taxes paid	$649	$563
Loan receivable transferred to real estate owned	$592	$—

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

A Registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Bank’s newly established Employee Stock Ownership Plan (“ESOP”). Net proceeds of the offering totaled approximately $24.5 million. Concurrent with closing of the offering, the MHC received 3,091,344 shares of Company stock in exchange for the 10,000 shares previously owned by the MHC. The MHC is the majority stockholder of the Company owning 58.8% of the outstanding common stock at December 31, 2009.

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at December 31, 2009 and June 30, 2009 and for the three and six months ended December 31, 2009 and 2008. The results of operations for the three and six months ended December 31, 2009 and 2008 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

Note 3 – Accounting Standards Codification

The Financial Accounting Standards Board (FASB) has issued the “FASB Accounting Standards Codification” (“Codification or ASC”). The Codification establishes the single source of authoritative GAAP to be applied by nongovernmental entities. The Codification supersedes all existing accounting and reporting standards. All other nongrandfathered accounting literature not included in the Codification will become nonauthoritative. Following the Codification, FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. GAAP is not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company previously implemented the Codification in its prior quarterly report by providing references to the Codification. The Codification had no impact on amounts reported in the Company’s consolidated financial statements.

Note 4 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”’ management has evaluated potential subsequent events through February 12, 2010, the date the financial statements were issued and has determined that no disclosure is necessary.

Note 5 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings per share did not differ from basic earnings per share for the three and six months ended December 31, 2009, as the 275,410 weighted average number of outstanding stock options were all anti-dilutive. Diluted earnings per share did not differ from basic earnings per share for the three and six months ended December 31, 2008 as the 275,410 weighted average number of outstanding stock options were all anti-dilutive.

Note 6 – Stock Based Compensation

On March 10, 2008 the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan. This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the shares on the grant date. The fair value of these options was estimated to be $ 2.99 per share based on the Black-Scholes model. At December 31, 2009, the total future expense to be recorded for the stock option grants is $549,000 over a weighted average period of 3.4 years. Options are exercisable for 10 years from date of grant. The Company expensed $41 and $82 for the three months and nine month periods ended December 31, 2009 and 2008, respectively.

On November 9, 2009 Company’s stockholders approved an amendment to the 2008 Stock Compensation and Incentive Plan. The primary purpose of the Amendment to the 2008 Plan is to increase the number of shares of Company Common Stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of Restricted Stock Awards. Such Restricted Stock Awards may be granted to officers, employees and directors of the Company or its subsidiary, Millington Savings Bank. On November 24, 2009, the Company purchased 110,164 shares at a purchase price of $932,000, which amount, in accordance with FASB guidance was charged to paid-in capital. Pursuant to this plan, on December 14, 2009, the Board of Directors granted 110,164 shares to certain employees and directors. The restricted stock awards are to be vested over a five year period and expensed accordingly based on the fair value at the date of grant. During the three and six month periods ended December 31, 2009, the Company amortized $7,000 in expense pursuant to this plan and did not incur any expense for the three and six month periods ended December 31, 2008.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2009 and June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$47	$—	$—	$47

	June 30, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$37	$—	$—	$37

Certain financial and non financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summaries those assets measured at fair value on a non-recurring basis as of December 31, 2009 and June 30, 2009:

	December 31, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Impaired loans	—	—	5,480	5,480

	June 30, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Impaired loans	$—	$—	$2,622	$2,622

Other real estate is generally carried at fair value, whose value is determined based upon independent third-party appraisals of the properties, based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of its amortized cost basis or fair value. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Fair value is measured in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan” using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Impaired loans not requiring a specific allowance represent loans for which fair value equals or exceeds amortized cost basis. Such loans are not included in the above table since they are not measured at fair value. Impaired loans requiring specific allowances, and valued using Level 3 inputs, had principal balances totaling $6,694,000 and $3,201,000 at December 31, 2009 and June 30, 2009, respectively, with a valuation allowance of $1,214,000 and $579,000 at December 31, 2009 and June 30, 2009 respectively.

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

Loans Receivable

The fair value of loans is based upon a multitude of sources, including assumed current market rates by category and the institution’s current offering rates.  Both fixed and variable rate loan fair values are derived at using a discounted cash flow methodology.  For variable rate loans, repricing terms; including next reprice date, reprice frequency and reprice rate are factored into the discounted cash flow formula.

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

As of December 31, 2009 and June 30, 2009, the fair value of the commitments to extend credit was not considered to be material and are not included in the table below.

The carrying values and estimated fair values of financial instruments as of December 31, 2009 and June 30, 2009, were as follows:

	December 31, 2009		June 30, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$12,931	$12,931	$9,499	$9,499
Trading securities	47	47	37	37
Securities held to maturity	52,333	51,675	44,687	44,642
Loans receivable	273,819	273,555	276,058	270,709
Federal Home Loan Bank stock	1,617	1,617	2,122	2,122
Accrued interest receivable	1,936	1,936	1,780	1,780

Financial liabilities:
Deposits	296,399	298,926	272,280	275,524
Advances from Federal Home Loan Bank of New York	25,000	27,092	36,218	40,608
Accrued interest payable	150	150	212	212

Note 8 - Securities Held to Maturity

The amortized cost of securities held to maturity and their approximate fair values as of December 31, 2009 and June 30, 2009, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009	(In thousands)

U.S U.S. Government Agencies:
Due within one year	$5,000	$20	$—	$5,020
Due after one through five years	4,500	39	112	4,427
Due after ten years	39,809	5	762	39,052

	49,309	64	874	48,499

Mortgage-backed securities	$3,024	$152	$—	$3,176

	3,024	152	—	3,176

	$52,333	$216	$874	$51,675

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009	(In thousands)

U.S U.S. Government Agencies:
Due within one year	$5,000	$24	$—	$5,024
Due after one through five years	4,525	130	—	4,655
Due after ten years	31,790	44	389	31,445

	41,315	198	389	41,124

Mortgage-backed securities	$3,372	$146	$—	$3,518

	$44,687	$344	$389	$44,642

All mortgage-backed securities at December 31, 2009 have been issued by FNMA, FHLMC or GNMA and are secured by 1-4 family residential real estate. The amortized cost and estimated fair value of securities held to maturity at December 31, 2009 and June 30, 2009, as shown above, are reported by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three and six months ended December 31, 2009 and December 31, 2008. At December 31, 2009 and June 30, 2009, securities held to maturity with a carrying value of approximately $484,000 and $478,000, respectively were pledged to secure public funds on deposit.

The following table shows the gross unrealized losses and fair value of securities in an unrealized loss position as of December 31, 2009 and June 30, 2009, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2009	(In Thousands)

U.S. Government agencies	$35,412	$874	$—	$—	$35,412	$874

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2009	(In Thousands)

U.S. Government agencies	$11,436	$354	$10,965	$35	$22,401	$389

At December 31, 2009, management concluded that the unrealized losses above (which related to 14 U.S. Government Agency bonds and no mortgage-backed securities compared to 9 and 2 respectively, as of June 30, 2009) are temporary in nature since they are not related to the underlying credit quality of the issuers. The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the full recovery of fair value to a level which equals or exceeds amortized cost. The losses above are primarily related to market interest rates. Accordingly, the Company has not recognized an other-than-temporary impairment loss on these securities.

Note 9 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In Thousands)		(In Thousands)

Service Cost	$17	$26	$34	$51
Interest Cost	18	18	36	35
Amortization of Unrecognized (Gain)	(2)	(3)	(3)	(6)
Amortization of Past Service Liability	3	2	5	5
	$36	$43	$72	$85

As of December 31, 2009, the Bank expects to contribute $121,000 to the plans for the remainder of the fiscal year.

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

On February 9, 2009, the Board of Directors authorized a third stock repurchase program pursuant to which the Company intended to repurchase up to 114,134 shares or approximately 5% of its outstanding shares. As of August 10, 2009, the Company repurchased 63,100 shares authorized under this repurchase program.

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

During the six months ended December 31, 2009, an aggregate of 51,034 shares were repurchased under the aforementioned plans at a cost of $459,610 or $9.01 per share.

Note 11 – Dividends on Common Stock

The MHC has waived its right, upon the non-objection of the Office of Thrift Supervision, to receive cash dividends declared on the 3,091,344 shares of Company common stock that it owns. Such dividends amounted to approximately $93,000 during the quarter ended December 31, 2009. As of December 31, 2009, the aggregate amount of dividends waived by the MHC was approximately $835,000.

Note 12 – Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This Update codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.”

This Update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The implementation had no effect on the consolidated financial statements.

In January 2010, the FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•

For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

The allowance for loan losses represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the allowance for loan losses, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a two tier approach: (1) identification of impaired loans for which specific reserves may be established; and (2) establishment of general valuation allowances on the remainder of the loan portfolio. We maintain a loan review system which provides for a systematic review of the loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loan, type of collateral and the financial condition of the borrower. Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

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

Comparison of Financial Condition at December 31, 2009 and June 30, 2009

General. Total assets reached $363.9 million at December 31, 2009, compared to $352.3 million at June 30, 2009. The increase was fueled by purchase of securities and an increase in cash and cash equivalents, the funding for which was provided primarily by a $24.1 million or 8.9% increase in deposits, to $296.4 million at December 31, 2009, compared to $272.3 million at June 30, 2009.

Loans. Loans receivable, net, decreased by $2.3 million, or 0.8% at December 31, 2009 to $273.8 million compared to $276.1 million at June 30, 2009. As a percentage of assets, loans decreased to 75.3% from 78.4%. The Bank experienced demand for its one-to-four family residential loans in its market area; the one-to-four family portfolio grew by $1.5 million or 0.9% between June 30, 2009 and December 31, 2009. Construction loans grew by $711,000, a 3.4% increase, while commercial real estate loans increased by $629,000 and overdraft protection loans by $29,000 or 6.2% and 17.0%, respectively, between June 30, 2009 and December 31, 2009. The home equity loan portfolio decreased by $3.7 million or 6.0%, as did multi-family loans by $531,000 or 1.6%; automobile loans by $71,000 or 18.6%, and deposit account loans by $49,000 and personal loans by $13,000 or 10.2% and 17.6%, respectively, between June 30, 2009 and December 31, 2009.

Securities. Our portfolio of securities held to maturity was at $52.3 million at December 31, 2009 as compared to $44.7 million at June 30, 2009. Maturities, calls and principal repayments during the six months ended December 31, 2009 totaled $7.4 million. We purchased $15.0 million of new securities during the six months ended December 31, 2009.

Deposits. Total deposits at December 31, 2009 were $296.4 million, a $24.1 million increase as compared to $272.3 million at June 30, 2009. Certificate of deposit accounts increased by $10.2 million, savings and club accounts increased by $7.9 million, and demand accounts, in the aggregate, increased by $6.0 million.

Borrowings. Total borrowings at December 31, 2009 amounted to $25.0 million, compared to $36.2 million at June 30, 2009. The Bank did not make any long term borrowings during the six months ended December 31, 2009 and did not have short-term borrowings at December 31, 2009 and June 30, 2009.

Our investment in Federal Home Loan Bank of New York (“FHLB”) stock was at $1.6 million at December 31, 2009 compared to $2.1 million at June 30, 2009. The decreased ownership of Federal Home Loan Bank stock resulted from the decrease in FHLB borrowings.

Equity. Stockholders’ equity was $40.1 million at December 31, 2009 compared to $41.0 million at June 30, 2009, a decrease of $915,000 or 2.2%. Paid in capital decreased primarily due to the purchase of $932,000 of stock for the Bank’s restricted stock award program, offset by $7,000 in amortized expenses. Treasury stock increased by $459,000 due to repurchases. Other changes in equity were due to the declaration of $117,000 in cash dividends declared on our common stock, offset by $427,000 in net income, a $2,000 decrease in accumulated other comprehensive loss, $82,000 in stock based compensation and $75,000 in ESOP shares earned.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2009 and 2008

General. Our net income for the three months ended December 31, 2009 was $233,000, compared to net income of $133,000, for the three months ended December 31, 2008, an increase of $100,000 or 75.2%. This was primarily the result of increases in net interest income and non-interest income, offset by an increase in the provision for loan losses. Net interest income for the three months ended December 31, 2009 increased $473,000 to $2.6 million from $2.2 million for the comparable prior year quarter. The provision for loan losses reflected an increase of $338,000 to $405,000 for the three month period ended December 31, 2009, compared to $67,000 for the three month period ended December 31, 2008. Non-interest income reflected an increase of $48,000 or 44.4%, to $156,000 for the three months ended December 31, 2009 compared to $108,000 for the three months ended December 31, 2008. Non-interest expense was $2.0 million for both the three months ended December 31, 2009 and December 31, 2008.

Our net income for the six months ended December 31, 2009 was $427,000, compared to net income of $304,000 for the six months ended December 31, 2008, an increase of $123,000 or 40.5%. The $907,000 increase in net interest income offset by a $618,000 increase in the provision for loan losses was primarily responsible for the increase in net income. Net interest income for the six months ended December 31, 2009, increased $907,000 to $5.2 million from $4.3 million for the six months ended December 31, 2008. The provision for loan losses increased $618,000 to $750,000 for the six months ended December 31, 2009 compared to $132,000 for the six months ended December 31, 2008. Non-interest income increased by $49,000 to $323,000 for the six months ended December 31, 2009 compared to $274,000 for the six months ended December 31, 2008. Non-interest expense for the six months ended December 31, 2009 increased by $139,000 to $4.1 million, compared to $3.9 million for the six month period ended December 31, 2008.

Net Interest Income. Net interest income increased $473,000 or 21.7% to $2.6 million for the three month period ended December 31, 2009, compared to $2.2 million for the three months ended

December 31, 2008. Interest income increased by $105,000 or 2.5%, and interest expense decreased by $368,000 or 18.4%, for the same three month comparative periods.

The increase of $105,000 or 2.5% in total interest income for the three months ended December 31, 2009, resulted from a 51 basis point decrease in yield, offset by a 12.7% increase in average balance of interest-earning assets. Average earning assets increased $37.9 million, to $336.3 million for the three months ended December 31, 2009, compared to $298.4 million for the three months ended December 31, 2008. Interest income on loans decreased by $141,000 or 3.7% for the three months ended December 31, 2009, compared to the same period ended December 31, 2008 primarily due to a 49 basis point reduction in average yield partially offset by an increase of $13.7 million or 5.2% in average loan balances. Interest on securities held to maturity increased by $240,000 or 64.3% for the three months ended December 31, 2009, compared to the three months ended December 31, 2008, as a result of a $22.7 million or 81.9% increase in the average balance, offset by a 52 basis point decrease in yield thereon. Other interest income reflected an increase of $6,000 or 23.1% in interest income, primarily due to an average balance increase of $1.5 million, offset by a 7 basis point decrease in yield thereon.

Total interest expense decreased by $368,000 or 18.4% for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. Average interest-bearing liabilities increased $45.9 million or 17.4%, from $263.5 million for the three months ended December 31, 2008, to $309.4 for the three months ended December 31, 2009, the effect of which was more than offset by a 93 basis point decrease in the average rate from 3.04% to 2.11%, for the respective periods. Interest expense on deposits decreased by $272,000 or 16.7% for the three months ended December 31, 2009, compared to the three months ended December 31, 2008, as the increase of $60.8 million or 27.8% in average interest-bearing deposits was more than offset by a 103 basis point decrease in the average rates on interest-bearing deposits. Time deposit average balances increased $27.2 million or 24.9%, as did average balances on savings deposit balances by $30.6 million or 36.8%. Savings account balances increased as a result of the Bank offering higher rates on its tiered savings account product. Time deposit account average rates decreased by 97 basis points, as did the average rate on savings deposit accounts by 140 basis points for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. Total interest expense on borrowings decreased by $96,000 for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. Federal Home Loan Bank advance average balances decreased by $14.9 million or 33.2%, while the average rate increased 39 basis points, from 3.34% to 3.73% for the three months ended December 31, 2009, compared to the same three month period ended December 31, 2008.

Net interest income increased $907,000 or 21.2% to $5.2 million for the six months ended December 31, 2009, from $4.3 million for the six months ended December 31, 2008. Interest income increased by $224,000 or 2.7%, while interest expense decreased by $683,000 or 16.8% for the six month period ended December 31, 2009, compared to the six month period ended December 31, 2008.

The increase of $224,000 or 2.7% in interest income for the six months ended December 31, 2009 resulted from a $38.5 million increase in average earning assets, largely offset by a 52 basis point decrease in yield to 5.11%, compared to the six months ended December 31, 2008. Interest income on loans decreased by $169,000 or 2.2% for the six months ended December 31, 2009, compared to the six months ended December 31, 2008. Average loan receivable balances increased $17.0 million or 6.5% to $279.4 million for the six months ended December 31, 2009, compared to $262.4 million for the six months ended December 31, 2008, while the yield declined to 5.26% from 5.73%. Interest income on securities held to maturity increased $398,000 or 53.1% for the six months ended December 31, 2009, compared to the six months ended December 31, 2008, due to a $19.6 million or 70.3% increase in average balance, offset by a 54 basis point decrease in yield from 5.37% to 4.83%. Interest income on other interest-earning assets decreased by $5,000 or 7.1% for the six month period ended December 31,

2009, compared to the same six month period ended December 31, 2008 as the yield declined by 69 basis points to 1.64% and average other interest earning-asset balances increased $1.9 million or 31.6%.

The $683,000 or 16.8% decrease in interest expense for the six months ended December 31, 2009, compared to the six months ended December 31, 2008, was primarily due to an average rate decrease of 93 basis points to 2.2% on interest-bearing liabilities, partially offset by an increase of $46.5 million in average interest-bearing liabilities. Interest expense on deposits decreased by $515,000 for the six months ended December 31, 2009, compared to the six months ended December 31, 2008. The average rate on deposits decreased 104 basis points to 2.04%, while average deposit balances increased $59.5 million or 27.7%, from $214.7 million for the six months ended December 31, 2008, to $274.2 million for the six months ended December 31, 2009. Certificates of deposit average balances increased $23.1 million or 20.8%, while the average rate decreased by 104 basis points for the six months ended December 31, 2009, compared to the same six month period ended December 31, 2008. NOW accounts average balances increased by $2.0 million or 7.8% while the average rate decreased by 15 basis points for the same comparative period. Savings deposit average balances increased by $34.3 million or 44.3%, while the average rate decreased by 128 basis points, for the six months ended December 31, 2009, compared to the six months ended December 31, 2008. Interest expense on borrowings, net of capitalized interest, decreased by $168,000 for the six months ended December 31, 2009, compared to the six months ended December 31, 2008. Average Federal Home Loan Bank advance balances decreased by $13.0 million or 29.3%, while the average rate increased by 34 basis points for the six month period ended December 31, 2009, compared to the six month period ended December 31, 2008.

Provision for Loan Losses. For the three month period ended December 31, 2009, a $405,000 provision was made, whereas a $67,000 provision was made for the same period in 2008. There were charge-offs of $71,000 and no recoveries of previously charged-off loans for the three months ended December 31, 2009, compared to no charge-offs or recoveries of previously charged-off loans for the three months ended December 31, 2008. For the six month period ended December 31, 2009, a $750,000 provision was made as compared to a $132,000 provision for the same period in 2008. There were charge-offs of $77,000 and no recoveries of previously charged-off loans for the six month periods ended December 31, 2009, compared to no charge-offs or recoveries of previously charged-off loans for the six month period ended December 31, 2008. The allowance for loan losses totaled $2.5 and $1.8 million, respectively, at December 31, 2009 and June 30, 2009, representing 0.88% and 0.64%, respectively, of total loans. The ratio of non-performing loans to total loans was 5.96% at December 31, 2009, as compared to 3.40% at June 30, 2009. The allowance for loan losses reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate. The increase in the provision was primarily due to the increase in non-performing loans and the current economic environment.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of the bank owned life insurance and unrealized gain or loss on trading securities.

Non-interest income increased by $48,000 to $156,000 for the three months ended December 31, 2009 from $108,000 for the three months ended December 31, 2008, primarily due to a $7,000 unrealized loss to the Bank’s trading security portfolio during the three months ended December 31, 2009, compared to a $41,000 unrealized loss for the three months ended December 31, 2008. Total non-interest income increased from $274,000 for the six months ended December 31, 2008 to $323,000 for the six months ended December 31, 2009, primarily due to a $10,000 unrealized gain in the Bank’s trading security portfolio in the current period as compared to a $38,000 unrealized loss in the prior year period.

Non-Interest Expenses. Total non-interest expenses grew slightly by $20,000 or 1.0% to $2.0 million for the three months ended December 31, 2009, compared to $2.0 million the three months ended December 31, 2008. Salaries and employee benefits expense increased $3,000 or 0.3% for the three months ended December 31, 2009, compared to the three months ended December 31 2008. Directors’ compensation increased by $8,000 or 9.5%, as did service bureau fees by $11,000 or 12.0% for the three month period ended December 31, 2009 as compared to the three month period ended December 31, 2008. FDIC insurance increased by $73,000 or 152.1% for the three months ended December 31, 2009 compared to the three months ended December 31, 2008, primarily due to changes in the assessment rate. Occupancy and equipment expense decreased by $18,000 or 4.4%, as did advertising and other non-interest expense by $28,000 and $29,000, or 35.4% and 7.6%, respectively, for the three month period ended December 31, 2009 compared the three month period ended December 31, 2008. The reduction in advertising expense was attributable to the additional expense incurred last year during this period with the opening of the Bank’s Bernardsville location. The reduction in other non-interest expense for the three month period ended December 31, 2009 compared to the three month period ended December 31, 2008, was primarily attributable to a decrease in the provision for debit card losses and discontinued courier services.

Our non-interest expense for the six months ended December 31, 2009, increased $139,000 or 3.5% to $4.1 million from $3.9 million for the six months ended December 31, 2008. Salaries and employee benefits expense increased $28,000 or 1.6% % for the six months ended December 31, 2009, compared to the six months ended December 31 2008 due to normal salary increases. Directors’ compensation rose by $13,000 or 7.7% for the six months ended December 31, 2009 to $181,000, compared to $168,000 for the three months ended December 31, 2008. FDIC insurance increased by $138,000 or 140.8% for the six months ended December 31, 2009 compared to the three months ended December 31, 2008, primarily due to changes in the assessment rate. Occupancy and equipment expense increased by $14,000 or 1.8%, as did service bureau fees by $6,000 or 3.1% for the six month period ended December 31, 2009 compared the six months ended December 31, 2008. The increase in both occupancy and equipment expense and service bureau fees were primarily associated with the opening of the Bank’s new Bernardsville location in late summer 2008. Advertising and other non-interest expenses decreased by $29,000 and $31,000 or 19.6% and 4.2%, respectively, for the six months ended December 31, 2009 compared to the six months ended December 31, 2008. The reduction in advertising expense was attributable to the additional expense incurred last year during this period with the opening of the Bank’s Bernardsville location. The reduction in other non-interest expense for the six month period ended December 31, 2009 compared to the six month period ended December 31, 2008, was primarily attributable to a decrease in the provision for debit card losses and discontinued courier services.

Income Taxes. Income tax expense for the three months ended December 31, 2009 was $144,000 or 38.2% of income before income taxes as compared to $81,000 or 37.9% of income before income taxes for the three months ended December 31, 2008.

For the six months ended December 31, 2009, income tax expense was $263,000 or 38.1% of income before taxes as compared to $187,000 or 38.1% of income before income taxes for the six months ended December 31, 2008.

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

At December 31, 2009, the Bank had outstanding commitments to originate loans of $2.2 million, construction loans in process of $5.1 million, unused lines of credit of $27.7 million (including $22.6 million for home equity lines of credit), and standby letters of credit of $209,000. Certificates of deposit scheduled to mature in one year or less at December 31, 2009, totaled $84.8 million.

As of December 31, 2009, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required. At December 31, 2009, its total loans to deposits ratio was 92.4%. At December 31, 2009, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $92.8 million, of which $ 25.0 million was outstanding. As of December 31, 2009, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2009, the Bank exceeded all applicable regulatory capital requirements.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Millington Savings Bank’s facilities. These financial instruments may include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At December 31, 2009, our significant off-balance sheet commitments consisted of commitments to originate loans of $2.2 million, construction loans in process of $5.1 million, unused lines of credit of $27.7 million (including $22.6 million for home equity lines of credit), and standby letters of credit of $209,000.

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

ITEM 4T – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2009.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at December 31, 2009 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended December 31, 2009.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2009	11,034	$8.75	11,034	—
November 1 through 30, 2009	—	—	—	—
December 1 through 31, 2009	—	—	—	—
Total	11,034	$8.75	11,034	—

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

MSB FINANCIAL CORP.
(Registrant)

Date February 12, 2010	/s/ Gary T. Jolliffe
Gary T. Jolliffe
President and Chief Executive Officer

Date February 12, 2010	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer