Form 10-Q
period 2010-03-31
MSB FINANCIAL CORP.
filed 2010-05-14
CIK 1374783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 10, 2010:

$0.10 par value common stock 5,185,510 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at March 31, 2010 and June 30, 2009	2

	Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended March 31, 2010 and 2009	3

	Consolidated Statements of Cash Flows for the Nine Months
	Ended March 31, 2010 and 2009	4

	Notes to Consolidated Financial Statements	5

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T:	Controls and Procedures	23

PART II - OTHER INFORMATION		23

Item 1:	Legal Proceedings	23

Item 1A:	Risk Factors	23

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3:	Defaults Upon Senior Securities	24

Item 4:	Removed and Reserved	24

Item 5:	Other Information	24

Item 6:	Exhibits	24

SIGNATURES		25

CERTIFICATIONS

MSB FINANCIAL CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	June 30,
	2010	2009
	(In Thousands, except share and per share amounts)
Assets
Cash and due from banks	$4,727	$2,424
Interest-earning demand deposits with banks	11,203	7,075

Cash and Cash Equivalents	15,930	9,499

Trading securities	57	37
Securities held to maturity (fair value of $47,820 and $44,642 respectively)	47,925	44,687
Loans receivable, net of allowance for loan losses of $2,644 and $1,808 respectively	274,110	276,058
Other real estate	521	—
Premises and equipment	10,583	11,018
Federal Home Loan Bank of New York stock, at cost	1,617	2,122
Bank owned life insurance	5,669	4,894
Accrued interest receivable	1,536	1,780
Deferred income taxes	2,234	1,826
Other assets	2,205	342

Total Assets	$362,387	$352,263

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$11,241	$9,972
Interest bearing	283,615	262,308

Total Deposits	294,856	272,280

Advances from Federal Home Loan Bank of New York	25,000	36,218
Advance payments by borrowers for taxes and insurance	294	342
Other liabilities	2,171	2,440

Total Liabilities	322,321	311,280

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,226,086 and 5,310,921 shares outstanding	562	562
Paid-in capital	23,573	24,348
Retained earnings	21,322	20,863
Unearned ESOP shares	(1,475)	(1,602)
Treasury stock, at cost, 394,539 and 309,704 shares, respectively	(3,899)	(3,169)
Accumulated other comprehensive loss	(17)	(19)

Total Stockholders’ Equity	40,066	40,983

Total Liabilities and Stockholders’ Equity	$362,387	$352,263

See notes to consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In Thousands, except per share amounts)
Interest Income:
Loans receivable, including fees	$3,547	$3,722	$10,897	$11,241
Securities held to maturity	599	395	1,746	1,144
Other	29	23	94	93
Total Interest Income	4,175	4,140	12,737	12,478

Interest Expense
Deposits	1,221	1,592	4,011	4,897
Borrowings	221	348	811	1,137
	1,442	1,940	4,822	6,034
Less: Capitalized Interest	--	--	--	(31)
Total Interest Expense	1,442	1,940	4,822	6,003

Net Interest Income	2,733	2,200	7,915	6,475

Provision for Loan Losses	375	91	1,125	223

Net Interest Income after Provision for Loan Losses	2,358	2,109	6,790	6,252

Non-Interest Income
Fees and service charges	81	74	257	242
Income from bank owned life insurance	48	38	136	119
Unrealized gain (loss) on trading securities	10	(28)	20	(66)
Other	27	20	76	83
Total Non-Interest Income	166	104	489	378

Non-Interest Expenses
Salaries and employee benefits	931	914	2,765	2,720
Directors compensation	106	85	287	253
Occupancy and equipment	414	426	1,199	1,197
Service bureau fees	105	93	304	286
Advertising	55	54	174	202
FDIC Assessment	124	108	360	206
Other	460	346	1,171	1,088
Total Non-Interest Expenses	2,195	2,026	6,260	5,952
Income before Income Taxes	329	187	1,019	678
Income Taxes	124	71	387	258
Net Income	205	116	632	420

Amortization component of net periodic pension cost,
net of tax	-	-	2	(1)

Total Comprehensive Income	$205	$116	$634	$419
Weighted average number of shares of common stock
outstanding - basic and diluted	5,108	5,205	5,118	5,261
Earnings per share - basic and diluted	$0.04	$0.02	$0.12	$0.08
Dividends Declared per share	$0.03	$0.03	$0.09	$0.09

See notes to consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited

	Nine Months Ended March 31,
	2010	2009
	(In Thousands)
Cash Flows from operating activities:
Net income	$632	$420
Adjustments to reconcile net income to net
cash provided by operating activities:
Net accretion of securities discount and deferred of loan fees and costs	(84)	(62)
Depreciation and amortization of premises and equipment	522	543
Amortization component of restricted stock award	52	—
ESOP compensation	108	126
Stock based compensation	124	124
Provision for loan losses	1,125	223
Provision for loss on other real estate owned	71	—
Earnings on bank owned life insurance	(136)	(119)
Unrealized (gain) loss on trading securities	(20)	66
Decrease in accrued interest receivable	244	90
Deferred income taxes	(408)	(266)
(Increase) in other assets	(1,863)	(52)
(Decrease) increase in other liabilities	(151)	158
(Decrease) increase in accrued interest payable	(106)	9
Net Cash Provided by Operating Activities	110	1,260

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(18,000)	(7,290)
Proceeds from maturities, calls and principal repayments	14,762	3,168
Net decrease (increase) in loans receivable	315	(13,989)
Purchase of premises and equipment	(87)	(902)
Purchase of bank owned life insurance	(639)	—
Purchase Federal Home Loan Bank of New York stock	—	(2,490)
Redemptions of Federal Home Loan Bank of New York stock	505	2,518
Net Cash Used in Investing Activities	(3,144)	(18,985)

Cash Flows from Financing Activities:
Net increase in deposits	22,576	44,014
Repayments of long-term borrowings	(11,218)	(635)
(Decrease) in advance payments by borrowers for taxes and insurance	(48)	(81)
Dividends paid to minority stockholders	(182)	(198)
Purchase of treasury stock	(731)	(2,052)
Purchase of stock for restricted stock award	(932)	—
Net Cash Provided by Financing Activities	9,465	41,048

Net Increase in Cash and Cash Equivalents	6,431	23,323
Cash and Cash Equivalents – Beginning	9,499	4,695
Cash and Cash Equivalents – Ending	$15,930	$28,018

Supplementary Cash Flows Information
Interest paid	$4,928	$6,025
Income taxes paid	$953	$663
Loan receivable transferred to real estate owned	$592	$—

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

A Registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Bank’s newly established Employee Stock Ownership Plan (“ESOP”). Net proceeds of the offering totaled approximately $24.5 million. Concurrent with closing of the offering, the MHC received 3,091,344 shares of Company stock in exchange for the 10,000 shares previously owned by the MHC. The MHC is the majority stockholder of the Company owning 59.2% of the outstanding common stock at March 31, 2010.

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

Note 2 – Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiary, Millington Savings Service Corp. All significant inter-company accounts and transactions have been eliminated in consolidation. These consolidated statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles in the United States of America (“GAAP”).  The Millington Savings Service Corp. is inactive.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at March 31, 2010 and June 30, 2009 and for the three and nine months ended March 31, 2010 and 2009. The results of operations for the three and nine months ended March 31, 2010 and 2009 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

The consolidated financial statements contained herein have been prepared in conformity with GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial position and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

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

Certain prior period amounts have been reclassified to conform to the current year’s presentation. Such reclassifications did not have a material impact on the consolidated financial statements.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

Note 3 – Accounting Standards Codification

The Financial Accounting Standards Board (FASB) has issued the “FASB Accounting Standards Codification” (the “Codification” or the “ASC”). The Codification establishes the single source of authoritative GAAP to be applied by nongovernmental entities.  The Codification supersedes all existing accounting and reporting standards.  All other non-grandfathered accounting literature not included in the Codification became non-authoritative.  As a result of the Codification, FASB no longer issues new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it issues Accounting Standards Updates, which serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  GAAP was not intended to be changed as a result of the FASB’s Codification project, but it does change the way the guidance is organized and presented.  As a result, these changes have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company previously implemented the Codification in its September 30, 2009 quarterly report by providing references to the Codification.  The Codification had no impact on amounts reported in the Company’s consolidated financial statements.

Note 4 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”’ management has evaluated potential subsequent events through the date the consolidated financial statements were issued and has determined that no recognition or disclosure is necessary.

Note 5 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings per share did not differ from basic earnings per share for the three and nine months ended March 31, 2010 and 2009, as the 275,410 weighted average number of outstanding stock options were all anti-dilutive.

Note 6 – Stock Based Compensation

On March 10, 2008 the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan. This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the shares on the grant date. The fair value of these options was estimated to be $ 2.99 per share based on the Black-Scholes model. At March 31, 2010, the total future expense to be recorded for the stock option grants is $508,000 over a weighted average period of 3.1 years.  Options are exercisable for 10 years from date of grant.  The Company expensed $41,000 and $124,000 the three months and nine month periods ended March 31, 2010 and 2009, respectively.

On November 9, 2009 Company’s stockholders approved an amendment to the 2008 Stock Compensation and Incentive Plan. The primary purpose of the Amendment to the 2008 Plan is to increase the number of shares of Company Common Stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of Restricted Stock Awards.  Such Restricted Stock Awards may be granted to officers, employees and directors of the Company or its subsidiary, Millington Savings Bank. On November 24, 2009, the Company purchased 110,164 shares at a purchase price of $932,000, which amount, in accordance with FASB guidance was charged to paid-in capital.  Pursuant to this plan, on December 14, 2009, the Board of Directors granted 110,164 shares to certain employees and directors.  The restricted stock awards are to be vested over a five year period and expensed accordingly based on the fair value at the date of grant.  During the three and nine month periods ended March 31, 2010, the Company amortized $45,000 and $52,000, respectively, in expense pursuant to this plan and did not incur any expense for the three and nine month periods ended March 31, 2009.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2010 and June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$57	$—	$—	$57

	June 30, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$37	$—	$—	$37

Certain financial and non-financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summaries those assets measured at fair value on a non-recurring basis as of March 31, 2010 and June 30, 2009:

	March 31, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Other real estate	$—	$—	$257	$257
Impaired loans	$—	$—	$5,638	$5,638

	June 30, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Impaired loans	$—	$—	$2,622	$2,622

Other real estate is generally carried at fair value, which value is determined based upon independent third-party appraisals of the properties, based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of its amortized cost basis or fair value.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Fair value is measured in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan” using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Impaired loans not requiring a specific allowance represent loans for which fair value equals or exceeds amortized cost basis of the loan.  Such loans are not included in the above table since they are not measured at fair value.  Impaired loans requiring specific allowances, and valued using Level 3 inputs, primarily appraisals, had principal balances totaling $6,865,000 and $3,201,000 at March 31, 2010 and June 30, 2009, respectively, with a valuation allowance of $1,227,000 and $579,000 at March 31, 2010 and June 30, 2009 respectively.

The fair value of a financial instrument is defined above. Significant estimates were used for the purposes of disclosing fair values. Estimated fair values have been determined using the best available data and estimation methodology suitable for each category of financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective reporting dates, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported.

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

Federal Home Loan Bank of New York Stock

The carrying amount of Federal Home Loan Bank of New York stock approximates fair value due to its restrictive nature.

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

Advances from Federal Home Loan Bank of New York

Fair values of advances are estimated using discounted cash flow analyses, based on rates currently available to the Company for advances from the Federal Home Loan Bank of New York with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.

As of March 31, 2010 and June 30, 2009, the fair value of the commitments to extend credit was not considered to be material and was not included in the table below.

The carrying values and estimated fair values of financial instruments as of March 31, 2010 and June 30, 2009, were as follows:

	March 31, 2010		June 30, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$15,930	$15,930	$9,499	$9,499
Trading securities	57	57	37	37
Securities held to maturity	47,925	47,820	44,687	44,642
Loans receivable	274,110	274,337	276,058	270,709
Federal Home Loan Bank stock	1,617	1,617	2,122	2,122
Accrued interest receivable	1,536	1,536	1,780	1,780

Financial liabilities:
Deposits	294,856	297,231	272,280	275,524
Advances from Federal Home Loan Bank of New York	25,000	27,406	36,218	40,608
Accrued interest payable	106	106	212	212

Note 8 - Securities Held to Maturity

The amortized cost of securities held to maturity and their approximate fair values as of March 31, 2010 and June 30, 2009, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010	(In thousands)

U.S U.S. Government Agencies:
Due within one year	$2,000	$8	$—	$2,008
Due after one through five years	3,000	—	2	2,998
Due after five through ten years	4,500	56	97	4,459
Due after ten years	35,523	90	327	35,286

	45,023	154	426	44,751

Mortgage-backed securities	2,902	167	—	3,069

	2,902	167	—	3,069

	$47,925	$321	$426	$47,820

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009	(In thousands)

U.S U.S. Government Agencies:
Due within one year	$5,000	$24	$—	$5,024
Due after one through five years	4,525	130	—	4,655
Due after ten years	31,790	44	389	31,445

	41,315	198	389	41,124

Mortgage-backed securities	3,372	146	—	3,518

	$44,687	$344	$389	$44,642

All mortgage-backed securities at March 31, 2010 have been issued by FNMA, FHLMC or GNMA and are secured by 1-4 family residential real estate. The amortized cost and estimated fair value of securities held to maturity at March 31, 2010 and June 30, 2009, as shown above, are reported by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of trading securities or securities held to maturity during the three and nine months ended March 31, 2010 and March 31, 2009.  At March 31, 2010 and June 30, 2009, securities held to maturity with a carrying value of approximately $488,000 and $478,000, respectively were pledged to secure public funds on deposit.

The following table shows the gross unrealized losses and fair value of securities in an unrealized loss position as of March 31, 2010 and June 30, 2009, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2010	(In Thousands)

U.S. Government agencies	$22,074	$426	$0	$0	$22,074	$426

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2009	(In Thousands)

U.S. Government agencies	$11,436	$354	$10,965	$35	$22,401	$389

At March 31, 2010, management concluded that the unrealized losses above (which related to 10 U.S. Government Agency bonds and no mortgage-backed securities compared to 9 and 2 respectively, as of June 30, 2009) are temporary in nature since they are not related to the underlying credit quality of the issuers.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the full recovery of fair value to a level which equals or exceeds amortized cost.  The losses above are primarily related to market interest rates.   Accordingly, the Company has not recognized an other-than-temporary impairment loss on these securities.

Note 9 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

Service Cost	$17	$25	$51	$76
Interest Cost	17	17	53	52
Amortization of Unrecognized (Gain)	(1)	(3)	(4)	(9)
Amortization of Past Service Liability	3	3	8	8
	$36	$42	$108	$127

As of March 31, 2010, the Bank expects to contribute $60,000 to the plans for the remainder of the fiscal year.

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

 On August 17, 2009, the Company announced the Board of Directors had authorized a fourth stock repurchase program pursuant to which the Company intended to repurchase the balance of shares that were still outstanding from the third stock repurchase program which expired on August 10, 2009. Under this program, the Company intended to repurchase up to 51,034 shares.  As of December 31, 2009, the Company repurchased 51,034 shares authorized under this repurchase program.

On March 12, 2010, the Company announced the Board of Directors had authorized a fifth stock repurchase program pursuant to which the Company intends to repurchase up to an additional 5%, or 108,427 shares.  The timing of the repurchases depended on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital.  Repurchased shares are held as treasury stock and are available for general corporate purposes.  As of March 31, 2010, the Company repurchased 33,801 shares authorized under this repurchase program.

During the nine months ended March 31, 2010, an aggregate of 84,835 shares were repurchased under the aforementioned plans at a cost of $731,000 or $8.61 per share.

Note 11 – Dividends on Common Stock

The MHC has waived its right, upon the non-objection of the Office of Thrift Supervision, to receive cash dividends declared on the 3,091,344 shares of Company common stock that it owns. Such dividends amounted to approximately $93,000 during the quarter ended March 31, 2010. As of March 31, 2010, the aggregate amount of dividends waived by the MHC was approximately $927,000.

Note 12 – Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This Update codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.”  This Update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The implementation of this update had no effect on the Company’s consolidated financial statements.

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

Comparison of Financial Condition at March 31, 2010 and June 30, 2009

General. Total assets reached $362.4 million at March 31, 2010, compared to $352.3 million at June 30, 2009. The increase was fueled by purchases of securities and an increase in cash and cash equivalents, the funding for which was provided primarily by a $22.6 million or 8.3% increase in deposits, to $294.9 million at March 31, 2010, compared to $272.3 million at June 30, 2009.

Loans. Loans receivable, net, decreased by $2.0 million, or 0.7% at March 31, 2010 to $274.1 million compared to $276.1 million at June 30, 2009. As a percentage of assets, loans decreased to 75.6% from 78.4%. The Bank experienced demand for its one-to-four family residential loans in its market area; the one-to-four family portfolio grew by $2.1 million or 1.4% between June 30, 2009 and March 31, 2010. Commercial real estate loans grew by $968,000, a 9.5% increase, as did multi-family loans by $864,000 and overdraft protection loans by $ 3,000 or 2.5% and 1.8%, respectively, between June 30, 2009 and March 31, 2010.  The home equity portfolio decreased by $4.2 million or 6.7%, as did construction loans by $709,000 or 3.4%; automobile loans by $111,000 or 29.1%; deposit account loans by $55,000 or 11.5%, and personal loans by $24,000 or 32.4%, between June 30, 2009 and March 31, 2010.

Securities. Our portfolio of securities held to maturity was at $47.9 million at March 31, 2010 as compared to $44.7 million at June 30, 2009. Maturities, calls and principal repayments during the nine months ended March 31, 2010 totaled $14.7 million.  We purchased $18.0 million of new securities during the nine months ended March 31, 2010.

Deposits. Total deposits at March 31, 2010 were $294.9 million, a $22.6 million increase as compared to $272.3 million at June 30, 2009. Savings and club accounts increased by $12.2 million, certificate of deposit accounts increased by $5.7 million, and demand accounts, in the aggregate, increased by $4.7 million.

Borrowings. Total borrowings at March 31, 2010 amounted to $25.0 million, compared to $36.2 million at June 30, 2009.  The Company did not make any long term borrowings during the nine months ended March 31, 2010 and did not have short-term borrowings at March 31, 2010 and June 30, 2009.

Our investment in Federal Home Loan Bank of New York (“FHLB”) stock was at $1.6 million at March 31, 2010 compared to $2.1 million at June 30, 2009.  The decreased ownership of Federal Home Loan Bank stock resulted from the decrease in FHLB borrowings.

Stockholders’ Equity. Stockholders’ equity was $40.1 million at March 31, 2010 compared to $41.0 million at June 30, 2009, a decrease of $0.9 or 2.2%. Paid in capital decreased primarily due to the purchase of $932,000 of stock for the Company’s restricted stock award program, offset by $52,000 in amortized expenses. Treasury stock increased by $730,000 due to repurchases.  Other changes in equity were due to the declaration of $173,000 in cash dividends declared on our common stock, offset by $632,000 in net income, a $2,000 decrease in accumulated other comprehensive loss, $124,000 in stock based compensation and $108,000 in ESOP shares earned.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2010 and 2009

General. Our net income for the three months ended March 31, 2010 was $205,000, compared to net income of $116,000 for the three months ended March 31, 2009, an increase of $89,000 or 76.7%. This increase was the result of an increase in net interest income and non-interest income, offset by increases in the provision for loan losses, non-interest expense and income taxes for the three month period ended March 31, 2010, compared to the same period ended March 31, 2009.

Our net income for the nine months ended March 31, 2010 was $632,000, compared to net income of $420,000 for the nine months ended March 31, 2009, an increase of $212,000 or 50.5%. This increase was the result of an increase in net interest income and non-interest income, offset by increases in the provision for loan losses, non-interest expense and income taxes for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009.

Net Interest Income. Net interest income increased by $533,000 or 24.2% to $2.7 million for the three month period ended March 31, 2010, compared to $2.2 million for the three months ended March 31, 2009. Interest income increased by $35,000 or 0.9%, and interest expense decreased by $498,000 or 25.7%, for the same three month comparative periods.

The increase of $35,000 or 0.9%% in total interest income for the three months ended March 31, 2010, resulted from a 9.0% increase in average interest-earning assets, offset by a decrease of 40 basis points in the average yield to 4.97%.  Average earning assets increased $27.7 million, to $336.0 million for the three months ended March 31, 2010, compared to $308.3 million for the three months ended March 31, 2009. Interest income on loans decreased by $175,000 or 4.7% for the three months ended March 31, 2010, compared to the same period ended March 31, 2009 primarily due to a 43 basis point reduction in average yield to 5.13%, tempered by an increase of $9.2 million or 3.4% in average loan balances.  Interest on securities held to maturity increased $204,000 or 51.7% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, as a result of a $20.8 million or 70.7% increase in the average balance, offset by a 60 basis point decrease in yield to 4.76%.  Other interest income reflected an increase of $6,000 or 26.1% in interest income primarily due to a 48 basis point increase in yield to 1.29%, offset by a decrease of $2.3 million or 20.6% in average balance for the three months ended March 31, 2010, compared to the same three month period ended March 31, 2009.

Balances held at the Federal Home Loan Bank of New York during the three months ended March 31, 2010 were lower due to excess funds being used to purchase securities.

Total interest expense decreased $498,000 or 25.7% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Average interest-bearing liabilities increased $30.8 million or 11.1%, from $277.0 million for the three months ended March 31, 2009, to $307.8 million for the three months ended March 31, 2010, the effect of which was more than offset by a 93 basis point decrease in the average rate from 2.80% to 1.87%, for the respective periods. Interest expense on deposits decreased $371,000 or 23.3% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, as a result of a 92 basis point reduction to 1.73% in the average rate paid on interest-bearing deposits, tempered by an increase of $42.4 million or 17.7% in average interest-bearing deposits. The average certificates of deposit balance increased by $20.0 million or 17.4%; average savings balances increased $18.2 million or 18.3%; and average NOW balances increased by $4.2 million or 16.6% for the quarter ended March 31, 2010 compared to the same quarter ended March 31, 2009. The average rate on savings deposits, certificates of deposit and NOW accounts decreased by 106 basis points, 98 basis points, and 9 basis points, respectively, for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.  Total interest expense on borrowings decreased by $127,000 or 36.5% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Federal Home Loan Bank of New York advance average balances decreased by $11.7 million or 31.8%, and the average rate decreased by 26 basis points, from 3.80% to 3.54% for the three months ended March 31, 2010 compared to the same three month period ended March 31, 2009.

Net interest income increased $1.4 million or 22.2% to $7.9 million for the nine months ended March 31, 2010, from $6.5 million for the nine months ended March 31, 2009. Interest income was $12.7 million and $12.5 million for the nine month periods ended March 31, 2010 and March 31, 2009, whereas interest expense reflected a $1.2 million or 19.7 % reduction for the nine month period ended March 31, 2010, compared to the nine month period ended March 31, 2009.

Average earning assets increased by $35.0 million or 11.7% for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009, whereas the average rate on earning assets decreased by 47 basis points to 5.07% for the nine month period ended March 31, 2010, compared to the nine month period ended March 31, 2009. Interest income on loans decreased by $344,000 or 3.1% for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009, while average yield declined 46 basis points to 5.22%. Average loan receivable balances increased $14.4 million or 5.5% to $278.5 million for the nine months ended March 31, 2010, compared to $264.1 million for the nine months ended March 31, 2009. Interest income on securities held to maturity increased $602,000 or 52.6% for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009. Average securities held to maturity balances increased $20.0 million or 70.4% for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009, as the yield on the investment held to maturity portfolio decreased by 56 basis points to 4.81% for the nine month period ended March 31, 2010, compared to the same nine month period ended March 31, 2009. Interest income on other interest-earning assets increased slightly by $1,000 or 1.1% for the nine month period ended March 31, 2010, compared to the same nine month period ended March 31, 2009 as an 8 basis point decrease in yield to 1.52% was partially offset by an average balance increase of $515,000 or 6.6%.

The $1.2 million or 19.7% decrease in interest expense for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009, was primarily due to an average rate decrease of 93 basis points to 2.10% on interest-bearing liabilities, offset by an increase of $41.9 million or 15.9% in average interest-bearing liabilities. Interest expense on deposits decreased by $886,000 or 18.1% for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009. The average rate on deposits decreased 100 basis points to 1.93%, while average interest-bearing deposit balances increased $53.9 million or 24.1%, from $223.1 million for the nine months ended March 31, 2009, to $277.0 million for the nine months ended March 31, 2010. Savings average balances increased $29.0 million or 34.2%, while the average rate decreased by 102 basis points for the nine months ended March 31, 2010, compared to the same nine month period ended March 31, 2009.  Certificates of deposit and NOW accounts average balances increased by $22.1 million or 19.6% and $2.7 million or 10.6%, respectively, while average rates decreased 119 basis points and 13 basis points, respectively for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009. Interest expense on borrowings decreased by $326,000 or 28.7% for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009. Average Federal Home Loan Bank of New York advance balances decreased by $12.0 million or 29.1%, whereas the average rate increased by 12 basis points to 3.70% for the nine month period ended March 31, 2010, compared to the nine month period ended March 31, 2009.

Provision for Loan Losses. For the three month period ended March 31, 2010, a $375,000 provision was made, whereas a $91,000 provision was made for the same period in 2009. There were $212,000 in charge-offs and no recoveries of previously charged-off loans during the three month period ended March 31, 2010, compared to no charge-offs and no recoveries of previously charged-off loans during the three month period ended March 31, 2009.  For the nine month period ended March 31, 2010, a $1.1 million provision was made, whereas a $223,000 provision was made for the same period in 2009. There were $289,000 in charge offs for the nine month periods ended March 31, 2010 compared to no charge-offs for the nine month period ended March 31, 2009.  There were no recoveries of previously charged-off loans during the nine months ended March 31, 2010 and March 31, 2009.  The increased provisions reflects the significant increase in non-performing loans in the loan portfolio.  The allowance for loan losses totaled $2.6 million and $1.8 million, respectively, at March 31, 2010 and June 30, 2009, representing 0.94% and 0.64%, respectively of total loans. The ratio of non-performing loans to total loans was 6.37%, at March 31, 2010, as compared to 3.40% at June 30, 2009. The allowance for loan losses reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of the bank owned life insurance and unrealized gain on trading securities.

Non-interest income increased by $62,000 to $166,000 for the three months ended March 31, 2010, from $104,000 for the three months ended March 31, 2009. Total non-interest income increased $111,000 from $378,000 for the nine months ended March 31, 2009 to $489,000 for the nine months ended March 31, 2010. The increase for the three month period ended March 31, 2010 compared to the same period ended March 31, 2009, was primarily due to a $38,000 increase in unrealized gains on trading securities. Income from bank owned life insurance increased by $10,000, and fees and service charges and other income both increased by $7.000.  The increase for the nine month period ended March 31, 2010 compared to same period ended March 31, 2009, was primarily due to an unrealized gain of

$20,000 on the Company’s trading security portfolio for the nine months ended March 31, 2010, compared to a $66,000 loss in the prior year period. Income from bank owned life insurance increased $17,000 as did fees and service charges by $15,000, while other income decreased by $7,000 for the nine month period ended March 31, 2010 compared to the same period ended March 31, 2009.

Non-Interest Expenses. Total non-interest expenses grew by $169,000 or 8.3% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009 and by $308,000 or 5.2% for the nine month period ended March 31, 2010 compared to the same period ended March 31, 2009.

Salaries and employee benefits expense increased $17,000 or 1.86% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009 due to normal salary increases.  Directors’ compensation increased $21,000 or 24.7% for the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009 primarily due to the implementation of the Bank’s restricted stock award program in mid December 2009.  Service bureau fees, advertising expense, and FDIC insurance premium expense increased by $12,000 or 12.9%, $1,000 or 1.9%, and $16,000 or 14.8%, respectively.  Other expense increased $114,000 or 33.0% for the three month period ended March 31, 2010 compared to the same period ended March 31, 2009, primarily due to a $75,000 increase in other real estate owned expense and a $19,000 increase in legal expense, both loan related expenses.

Salaries and employee benefits increased by $45,000 or 1.7% for the nine month period ended March 31, 2010 compared to the same period ended March 31, 2009. The increase in expense for the period reflects normal salary increases.  The $34,000 or 13.4% increase in director’s compensation was primarily due to the implementation of the Bank’s restricted stock award program in December 2009.  FDIC premium expense increased by $154,000 or 74.8% for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 due to increased premiums and deposit balances.  Other expense increased $83,000 or 7.6%, primarily due to a $75,000 increase in other real estate expense.  Occupancy and equipment and service bureau fees and advertising expense increased $2,000 or 0.2%, and $18,000 or 6.3%, respectively, for the nine month period ended March 31, 2010 compared to the same period ended March 31, 2009.  Advertising expense decreased $28,000 or 13.9% for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009, due to a reduction in advertising.

Income Taxes. Income tax expense for the three months ended March 31, 2010 was $124,000 or 37.7% of income before income taxes as compared to $71,000 or 38.0% of income before income taxes for the three months ended March 31, 2009.

For the nine months ended March 31, 2010, income tax expense was $387,000 or 38.0% of income before taxes as compared to $258,000 or 38.1% of income before income taxes for the nine months ended March 31, 2009.

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

At March 31, 2010, the Bank had outstanding commitments to originate loans of $1.8 million, construction loans in process of $4.1 million, unused lines of credit of $25.9 million (including $20.6 million for home equity lines of credit), and standby letters of credit of $193,000. Certificates of deposit scheduled to mature in one year or less at March 31, 2010, totaled $78.7 million.

As of March 31, 2010, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the Federal Home Loan Bank of New York to meet its day-to-day funding obligations when required.  At March 31, 2010, its total loans to deposits ratio was 93.0%. At March 31, 2010, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $92.5 million, of which $25.0 million was outstanding. As of March 31, 2010, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2010, the Bank exceeded all applicable regulatory capital requirements.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Millington Savings Bank’s facilities. These financial instruments may include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At March 31, 2010, our significant off-balance sheet commitments consisted of commitments to originate loans of $1.8 million, construction loans in process of $4.1 million, unused lines of credit of $25.9 million (including $20.6 million for home equity lines of credit), and standby letters of credit of $193,000.

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

ITEM 4T – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2010.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at March 31, 2010 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2010.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2010	—	—	—	—
February 1 through 28, 2010	—	—	—	—
March 1 through 31, 2010	33,801	$8.02	33,801	74,626
Total	33,801	$8.02	33,801	74,626

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – REMOVED AND RESERVED

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

MSB FINANCIAL CORP.
(Registrant)

Date May 14, 2010	/s/ Gary T. Jolliffe
Gary T. Jolliffe
President and Chief Executive Officer

Date May 14, 2010	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer