Form 10-K
period 2010-06-30
MSB FINANCIAL CORP.
filed 2010-09-28
CIK 1374783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2010 or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] YES [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Stock Market LLC on December  31, 2009, was approximately $17.2 million.

As of September 21, 2010 there were 5,180,168 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders. (Parts II and III)

MSB FINANCIAL CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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

The Bank is a New Jersey-chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. As of June 30, 2010, the Bank had 51 full time equivalent employees.

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

	At June 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:
One-to-four family real estate	$155,241	56.94%	$155,143	54.68%	$145,868	56.31%	$123,601	50.94%	$120,921	53.89%
Commercial real estate	33,776	12.39	34,115	12.03	30,068	11.61	28,989	11.95	23,587	10.51
Construction	16,639	6.10	20,978	7.39	17,771	6.86	23,822	9.82	23,276	10.37
Consumer	918	0.34	1,106	0.39	1,259	0.49	1,995	0.82	1,861	0.83
Home equity	56,862	20.86	62,179	21.92	54,778	21.15	55,896	23.04	49,257	21.95
Commercial	9,190	3.37	10,176	3.59	9,285	3.58	8,338	3.43	5,497	2.45

Total loans receivable	272,626	100.00%	283,697	100.00%	259,029	100.00%	242,641	100.00%	224,399	100.00%

Less:
Construction loans in process	(4,027)		(5,609)		(3,568)		(7,999)		(4,968)
Allowance for loan losses	(2,588)		(1,808)		(1,025)		(926)		(921)
Deferred loan fees	(197)		(222)		(146)		(218)		(189)

Total loans receivable, net	$265,814		$276,058		$254,290		$233,498		$218,321

Loan Maturity Schedule. The following table sets forth the maturity of the Bank’s loan portfolio at June 30, 2010. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. Undisbursed amounts on construction loans totaling $4.0 million at June 30, 2010 are not shown in the table. The table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2010
	One-to-Four Family Real Estate	Commercial Real Estate	Construction	Consumer	Home Equity	Commercial	Total
	(In thousands)
Amounts Due:
Within 1 Year	$12,871	$3,712	$10,251	$672	$878	$3,995	$32,379

After 1 year:
1 to 5 years	27,651	9,974	2,361	246	4,502	3,526	48,260
5 to 10 years	15,355	8,302	-	-	22,217	368	46,242
After 10 years	99,364	11,788	-	-	29,265	1,301	141,718

Total due after one year	142,370	30,064	2,361	246	55,984	5,195	236,220
Total amount due	$155,241	$33,776	$12,612	$918	$56,862	$9,190	$268,599

The following table sets forth the dollar amount of all loans at June 30, 2010 due after June 30, 2011, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One-to-four family real estate	$137,840	$4,530	$142,370
Commercial real estate	30,064	-	30,064
Construction	2,361	-	2,361
Consumer	67	179	246
Home equity	29,656	26,328	55,984
Commercial	2,625	2,570	5,195
Total	$202,613	$33,607	$236,220

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

We originate adjustable rate mortgages, or ARM’s, with up to 30 year terms at rates based upon the U.S. Treasury One Year Constant Maturity as an index. Our ARM’s currently reset on an annual basis, beginning with the first year, and have a 200 basis point annual increase cap and a 600 basis point lifetime adjustment cap.  We do not originate “teaser” rate or negative amortization loans.

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

We provide financing on residential investment properties with either 3 to 10 year balloon mortgages or 5 to 30 year fixed duration mortgages. At the end of each term a balloon mortgage on an investment property may be paid off in full with no penalty or, provided that the loan is in good standing and there has been no negative change in value of the collateral, we may extend the existing mortgage on new terms, at a new interest rate. If the mortgage is extended, there may be additional charges at the time of each extension. Our investment property lending product is available to individuals or proprietorships, partnerships, limited liability corporations, and corporations with personal guarantees. All investment property is underwritten on its ability substantially to carry itself, unless the property is a two-family residence with the mortgagor living in one of the units. Preference is given to those loans where rental income covers all operating expenses, including but not limited to principal and interest, real estate taxes, hazard insurance, utilities, maintenance, and reserve. Operating expenses generally may not exceed rental income by more than 10%. Any negative cash flow will be included in the limit on the borrower’s total debt ratio.

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

    Construction loans are mortgages with up to an 18 month duration. Funds are disbursed periodically upon inspections made by our inspectors on the completion of each phase, as per the approved draw schedule. Funds disbursed may not exceed 90% loan-to-value of land and improvements at any time during construction. Interest rates on disbursed funds are based on the rate and terms set at the time of closing. The majority of our construction lending is variable rate loans with rates tied to the prime rate published in The Wall Street Journal, plus a premium. Payments on disbursed funds must be made on a monthly basis. The loan-to-value limitation on land acquisition loans is 50%.

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

Consumer Loans. Our consumer lending products consist of new and used auto loans, secured and unsecured personal loans, account loans and overdraft lines of credit. The maximum term for a loan on a new or used automobile is six years and four years, respectively. We will lend up to 80% of retail value or dealer invoice on a car loan. We offer a reduction on the interest rate for car loans with payments automatically deducted from the borrower’s checking or statement savings account with us.

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

Consumer lending is generally considered to involve a higher degree of credit risk than residential mortgage lending. Consumer loan repayment is dependent on the borrower’s continuing financial stability and can be adversely affected by job loss, divorce, illness, personal bankruptcy and other factors. The application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default. Account loans are fully secured.

Home Equity Loans and Lines of Credit. We offer fixed rate home equity loans and variable rate home equity lines of credit with a minimum credit limit of $5,000. Collateral valuation is established through a variety of methods, including an on-line appraisal valuation estimator, drive by appraisals, recent assessed tax value, purchase price or consideration value as evidenced by a deed or property search report or a report of real estate comparables from a licensed realtor. Loan requests over $100,000, however, require full appraisals, and requests over $500,000 require Loan Committee approval. Loan requests over $1.0 million require Board approval.  The loan-to-value limit on home equity lending is 80% on owner occupied property and 70% on investment property. The variable rate on home equity lines of credit is adjusted monthly and is currently set at prime for owner occupied properties and prime plus a premium for investment properties. The fixed rate loans on investment property are also higher than fixed rate owner occupied home equity loans. We generally provide home equity financing only for a first or second lien position.

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

We also originate commercial term loans to fund longer-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs. These loans are secured by new and used machinery, equipment, fixtures, furniture or other long-term fixed assets and have terms of 1 to 15 years. We originate commercial term loans for other general long-term business purposes, and these loans are secured by real estate. Interest on commercial term loans is payable monthly and principal may be payable monthly or quarterly.

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

The loan-to-value limits related to commercial lending vary according to the collateral. Loans secured by real estate may be originated for up to 80% loan-to-value. Other limits are as follows. Savings accounts: 90% of the deposit amount; stocks: 50% to 75% depending on exchange or market listing; new equipment: 75% of purchase price; and used equipment: lesser of 75% of purchase price or 75% of current market value.

Loans to One Borrower. The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. Accordingly, as of June 30, 2010, our loans to one borrower legal limit was approximately $5.2 million.

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

We normally do not sell loans into the secondary mortgage market and did not sell any loans in the five year period ended June 30, 2010.  Because it has been our policy to retain the loans we originate in our portfolio, we have not uniformly originated our real estate mortgage loans to meet the documentation standards to sell loans in the secondary mortgage market. We may do so, however, in the future if we find it desirable in connection with interest rate risk management to sell longer term fixed rate mortgages into the secondary mortgage market.

We did not purchase any whole loans in the five-year period ended June 30, 2010.  We did, however, purchase a few participation interests in loans originated by other banks during this period.

Loan Approval Procedures and Authority. Lending policies and loan approval limits are approved and adopted by the Board of Directors. Lending authority is vested primarily in President and Chief Executive Officer Gary Jolliffe, Executive Vice President and Chief Operating Officer Michael Shriner and Vice President and Chief Lending Officer Nancy Schmitz. Each of these officers may approve loans within the following limits: first mortgage real estate and construction loans up to $500,000; home equity loans up to $500,000; consumer loans up to $500,000; and commercial loans up to $500,000.  Loans in excess of $500,000 but under $1.0 million require the approval of the Loan Committee.  Prior Board approval is required for all loan products in excess of $1.0 million. The Board also must give prior approval for any aggregation of existing and/or committed loans to one borrower that exceed $1.0 million. Certain other Bank employees also have limited lending authority.

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

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the period in which the declines occur. At June 30, 2010, we held $1.1 million in real estate owned.

As to commercial loans, the Bank requires updated financial statements when the loan becomes 90 days delinquent. As to account loans, the outstanding balance is collected from the related account along with accrued interest when the loan is 180 days delinquent.

Loans are reviewed on a regular basis, and all delinquencies of 60 days or more are reported to the Board of Directors. Loans are placed on non-accrual status when they are more than 90 days delinquent, except for such loans which are “well secured” and “in the process of collection.”  In addition a loan that may be placed on non-accrual status at any time if, in the opinion of management, the collection of the loan in full is doubtful. An asset is “well secured” if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party.  An asset is “in process of collection” if collection of the asset is proceeding in due course either (1) through legal action, including judgment enforcement procedures, or (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or its restoration to a current status in the near future.

Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At June 30, 2010, we had approximately $13.9 million of loans that were held on a non-accrual basis, of which $7.5 million were classified as impaired and were subject to specific loss allowances totaling $1.4 million.

Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.

	At June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
One-to-four family real estate	$6,764	$3,714	$1,234	$116	$-
Commercial real estate	3,465	926	410	-	-
Construction	864	-	-	666	-
Consumer	9	-	-	-	1
Home equity	2,281	1,356	634	634	325
Commercial	514	550	658	166	98
Total	13,897	6,546	2,936	1,582	424
Accruing loans contractually past due 90 days or more:
One-to-four family real estate	1,439	2,394	1,615	740	252
Commercial real estate	-	-	378	-	-
Construction	-	250	-	-	47
Consumer	2	10	16	-	-
Home equity	321	78	234	27	-
Commercial	-	377	-	-	-
Total	1,762	3,109	2,243	767	299
Total non-performing loans	$15,659	$9,655	$5,179	$2,349	$723
Total non-performing assets	$16,726	$9,655	$5,179	$2,349	$723
Total non-performing loans to total loans	5.74%	3.40%	2.00%	0.97%	0.32%
Total non-performing loans to total assets	4.36%	2.74%	1.68%	0.83%	0.27%
Total non-performing assets to total assets	4.66%	2.74%	1.68%	0.83%	0.27%

During the year ended June 30, 2010, gross interest income of $756,000 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $449,000 of interest on a cash basis as collected was included in income.  At June 30, 2010, there was one loan for $594,000 that was not classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms which may result in future disclosure as nonaccrual, 90 days past due or restructured.

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

The following table discloses the Bank’s classification of assets as of June 30, 2010.

At June 30, 2010
(In thousands)

Special Mention	$4,133
Substandard	14,106
Doubtful	-
Loss	1,536
Total	$19,775

At June 30, 2010, 44 out of the 70 loans classified totaling $15.7 million are included as non-performing loans in the non-performing assets table.

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

Management, in determining the allowance for loan losses, considers the losses inherent in the loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We establish a specific allowance for loans classified as “loss” or that are determined to be impaired. We make provisions for loan losses to a general allowance according to (i) the type of loan, and (ii) whether the loan is current and performing or delinquent, with higher allowances made according to the number of days a loan is delinquent. However, for purposes of establishing the general valuation allowance, loans that are delinquent 90 days or more are not subject to higher allowances if they have a loan-to-value ratio of less than 60%.

We maintain a loan review system which provides for a systematic review of the loan portfolio and the early identification of potential impaired loans. We generally review a loan for impairment as soon as the loan is 60 or more days delinquent. A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated individually. We do not aggregate such loans for evaluation purposes.

Specific loan loss allowances are established for impaired loans based on management’s evaluation of estimated losses in the portfolio, after consideration of risk characteristics of the loans and prevailing and anticipated economic conditions and the underlying value of the collateral.  General loan allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment. The estimation of the allowance for loan losses is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation, as an integral part of their examination processes, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. They may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on their review of information available at the time of the examination, which would negatively affect our earnings.

The following table sets forth information with respect to the Bank’s allowance for loan losses for the periods indicated:

	Year Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Allowance balance at beginning of period	$1,808	$1,025	$926	$921	$874
Provision for loan losses	1,600	783	135	5	60
Charge-offs:
One-to-four family real estate	6	-	-	-	-
Commercial real estate	166	-	-	-	-
Construction	487	-	-	-	-
Consumer	14	-	42	3	17
Home Equity	148	-	-	-	-
Total charge-offs	821	-	42	3	17

Recoveries:
Consumer	1	-	6	3	4
Total recoveries	1	-	6	3	4
Net charge-offs	$820	$-	$36	$-	$13
Allowance balance at end of period	$2,588	$1,808	$1,025	$926	$921
Total loans outstanding at end of period	$272,626	$283,697	$259,029	$242,641	$224,399
Average loans outstanding during period	$277,379	$266,164	$243,879	$228,069	$205,905
Allowance for loan losses as a percentage of non-performing loans	16.53%	18.73%	19.79%	39.42%	127.39%
Allowance for loan losses as a percentage of total loans	0.95%	0.64%	0.40%	0.38%	0.41%
Net loans charged-off as a percentage of average loans	0.30%	-%	0.01%	-%	0.01%

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

	At June 30,
	2010		2009		2008		2007		2006
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)

One-to-four family real estate	$969	56.94%	$683	54.68%	$471	56.31%	$389	50.94%	$436	53.89%
Commercial real estate	507	12.39	345	12.03	116	11.61	105	11.95	108	10.51
Construction	272	6.10	152	7.39	74	6.86	83	9.82	125	10.37
Consumer	11	0.34	6	0.39	7	0.49	9	0.82	9	0.83
Home equity	665	20.86	468	21.92	238	21.15	236	23.04	178	21.95
Commercial	164	3.37	154	3.59	119	3.58	104	3.43	65	2.45
Total allowance	$2,588	100.00%	$1,808	100.00%	$1,025	100.00%	$926	100.00%	$921	100.00%

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

Mortgage-backed securities represent a participation interest in a pool of mortgages issued by U.S. government agencies or government-sponsored entities, such as Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”), and the Federal National Mortgage Association (“Fannie Mae”), as well as non-government, private corporate issuers. Mortgage-backed securities are pass-through securities and generally yield less than the mortgage loans underlying the securities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.

Mortgage-backed securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors. Private corporate issuers’ mortgage-backed securities typically offer rates above those paid on government agency issued or sponsored securities, but lack the guaranty of those agencies.

FASB ASC 320, “Investments - Debt and Equity Securities,” requires that securities be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. FASB ASC 320 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

At the present time, nearly our entire securities portfolio is purchased with the intent to hold each security until maturity.  At June 30, 2010, we maintained a small trading account totaling $46,000 and the rest of our securities portfolio was classified as held to maturity.  Securities not classified as “held to maturity” or as “trading securities” are classified as “available for sale” and are reported at fair value with unrealized gains and losses on the securities impacting equity.  There were no available for sale securities at June 30, 2010 and 2009.

Individual securities are considered impaired when fair value is less than amortized cost. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance including, but not limited to, ASC 320.  Accordingly, the Company accounts for temporary impairments based upon security classification as either trading, available for sale or held to maturity.  Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through other comprehensive income with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Temporary impairments of “held to maturity” securities are not recognized in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities is disclosed in the notes to the consolidated financial statements.  The carrying value of securities held in a trading portfolio is adjusted to fair value through earnings on a monthly basis.

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

At June 30, 2010, our securities portfolio did not contain securities of any issuer, other than the U.S. Government or its agencies, having an aggregate book value in excess of 10% of stockholders’ equity.  We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our held to maturity securities portfolio at June 30, 2010. This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

	At June 30, 2010
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

U.S. Government Agency Obligations	$2,000	1.14%	$-	-%	$14,772	3.69%	$28,000	4.71%	$44,772	4.21%	$45,125

Mortgage-Backed Securities:
Government National Mortgage Association	-	-	-	-	3	9.73	23	3.63	26	4.39	27
Federal Home Loan Mortgage Corporation	-	-	9	6.52	236	3.85	217	3.66	462	3.81	478
Federal National Mortgage Association	-	-	904	4.72	45	4.81	1,268	5.59	2,217	5.23	2,396
Total	$2,000	1.14%	$913	4.74%	$15,056	3.70%	$29,508	4.74%	$47,477	4.25%	$48,026

The following table sets forth the carrying value of our held to maturity securities portfolio at the dates indicated. Securities classified as held to maturity are shown at our amortized cost.

	At June 30
	2010	2009	2008
	(In thousands)

U.S. Government Agency Obligations	$44,772	$41,315	$24,023
Government National Mortgage Association	27	38	41
Federal Home Loan Mortgage Corporation	461	535	652
Federal National Mortgage Association	2,217	2,799	4,027
Total securities held to maturity	$47,477	$44,687	$28,743

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

Deposits are obtained primarily from within New Jersey. The Bank utilizes brokered deposits as a funding source.  Brokered deposits at June 30, 2010 totaled $3.6 million.  Premiums or incentives for opening accounts are sometimes offered. We periodically select particular certificate of deposit maturities for promotion in connection with asset/liability management and interest rate risk concerns.

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

	For the Year Ended June 30,
	2010			2009			2008
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)

Non-interest-bearing demand	$11,417	3.93%	0.00%	$10,101	4.17%	0.00%	$8,540	3.95%	0.00%
Interest-bearing demand	29,067	10.02	0.53	26,175	10.82	0.63	26,906	12.46	0.90
Savings and club	115,998	39.97	1.25	90,512	37.40	2.22	51,048	23.63	2.48
Certificates of deposit	133,746	46.08	2.64	115,210	47.61	3.61	129,506	59.96	4.76

Total deposits	$290,228	100.00%	1.77%	$241,998	100.00%	2.62%	$216,000	100.00%	3.55%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Interest Rate:
Under - 1.00%	$3,884	2.92%	$-	-%	-	-%
1.00% - 1.99%	73,020	54.83	13,756	10.84	$1	-
2.00% - 2.99%	17,057	12.81	50,253	39.60	22,434	18.46
3.00% - 3.99%	24,246	18.20	43,690	34.43	13,639	11.22
4.00% - 4.99%	5,252	3.94	9,520	7.50	44,128	36.32
5.00% - 5.99%	9,717	7.30	9,682	7.63	41,307	34.00
Total	$133,176	100.00%	$126,901	100.00%	$121,509	100.00%

The following table sets forth the amount and maturities of certificates of deposit at the Bank at June 30, 2010.

	Amount Due
	Year Ending June 30,
	2011	2012	2013	2014	2015	After June 30, 2015	Total
		(In thousands)
Interest Rate:
Under - 1.00%	$3,884	$-	$-	$-	$-	$-	$3,884
1.00% - 1.99%	57,515	14,852	392	-	-	261	73,020
2.00% - 2.99%	13,799	1,338	943	568	345	64	17,057
3.00% - 3.99%	8,524	10,675	467	577	3,584	419	24,246
4.00% - 4.99%	1,928	156	1,773	177	220	998	5,252
5.00% - 5.99%	-	1,955	1,562	434	1,711	4,055	9,717
Total	$85,650	$28,976	$5,137	$1,756	$5,860	$5,797	$133,176

The following table shows the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2010.

Certificates of Deposit
(In thousands)
Remaining Time Until Maturity:
Within three months	$13,037
Three through six months	7,593
Six through twelve months	15,584
Over twelve months	19,857
Total	$56,071

Borrowings. To supplement our deposits as a source of funds for lending or investment, we have borrowed funds in the form of advances from the Federal Home Loan Bank. At June 30, 2010, our collateralized borrowing limit with the Federal Home Loan Bank was $89.0 million and our outstanding borrowings with the Federal Home Loan Bank totaled $20.0 million. Information regarding our total borrowings as of June 30, 2010 are set forth in the following table.

	At June 30, 2010
	Balance	Rate	Maturity
	(Dollars in thousands)
Total Borrowings:
Ten Year Fixed Rate Convertible Advance	$10,000	3.272%	November 2017
Ten Year Fixed Rate Convertible Advance	$10,000	3.460%	March 2018

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

Waivers of Dividends by the MHC.  Office of Thrift Supervision regulations require the MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from the Company. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operations of the subsidiary savings association and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. During the year ended June 30, 2010, the MHC waived its right to receive dividends declared by the Company totaling approximately $371,000 ($1,020,000 on a cumulative basis).

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act eliminates our current primary federal regulator and subjects savings and loan holding companies to greater regulation.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that are likely to affect us are the following:

Elimination of OTS.  The Dodd-Frank Act calls for the elimination of the OTS, which is our primary federal regulator and the primary federal regulator of the Bank within 12 to 18 months of enactment.  At that time, the primary federal regulator of the Company and the MHC will become the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the primary federal regulator for the Bank will become the Office of the Comptroller of the Currency (“OCC”) if we retain our federal savings bank charter.  The Federal Reserve and OCC will generally have rulemaking, examination, supervision and oversight authority over our operations and the FDIC will retain secondary authority over the Bank.  Prior to the elimination of the OTS, the Federal Reserve and OCC will provide a list of the current regulations issued by the OTS that each will continue to apply.  OTS guidance, orders, interpretations, policies and similar items under which we and other savings and loan holding companies and federal savings associations operate will continue to remain in effect until they are superseded by new guidance and policies from the OCC or Federal Reserve.

New Limits on MHC Dividend Waivers.  Effective as of the date of transfer of OTS’s duties, the Dodd-Frank Act will make significant changes in the law governing waivers of dividends by mutual holding companies.  After that date, a mutual holding company may only waive the receipt of a dividend from a subsidiary if no insider of the mutual holding company or their associates or tax-qualified or non-tax-qualified employee stock benefit plan holds any shares of the class of stock to which the waiver would apply, the mutual holding company gives written notice of its intent to waive the dividend at least 30 days prior to the proposed payment date and the Federal Reserve does not object.  The Federal Reserve will not object to a dividend waiver if it determines that the waiver would not be detrimental to the safe and sound operation of the savings association, the mutual holding company’s board determines that the waiver is consistent with its fiduciary duties and the mutual holding company has waived dividends prior to December 1, 2009.  In addition, waived dividends must be taken into account in determining the appropriate exchange ratio for a second-step conversion of a mutual holding company unless the mutual holding company has waived dividends prior to December 1, 2009.

Holding Company Capital Requirements.  Effective as of the transfer date, the Federal Reserve will be authorized to establish capital requirements for savings and loan holding companies.  These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Within five years after enactment, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements that are no less stringent than those currently applied to depository institutions to depository institution holding companies that were not supervised by the Federal Reserve as of May 19, 2009.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets.

Federal Preemption.  A major benefit of the federal thrift charter has been the strong preemptive effect of the Home Owners’ Loan Act (“HOLA”), under which we are chartered.  Historically, the courts have interpreted the HOLA to “occupy the field” with respect to the operations of federal thrifts, leaving no room for conflicting state regulation. The Dodd-Frank Act, however, amends the HOLA to specifically provide that it does not occupy the field in any area of state law.  Henceforth, any preemption determination must be made in accordance with the standards applicable to national banks, which have themselves been scaled back to require case-by-case determinations of whether state consumer protection laws discriminate against national banks or interfere with the exercise of their powers before these laws may be pre-empted.

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2013. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Qualified Thrift Lender Test.  Under the Dodd-Frank Act, a savings association that fails the qualified thrift lender test will be prohibited from paying dividends, except for dividends that: (i) would be permissible for a national bank; (ii) are necessary to meet obligations of a company that controls the savings association; and (iii) are specifically approved by the OCC and the Federal Reserve.  In addition, a savings association that fails the qualified thrift lender test will be deemed to have violated Section 5 of the Home Owners’ Loan Act and may become subject to enforcement actions thereunder.

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Transactions with Affiliates and Insiders.  Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.  Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank.  Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  The maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 as a result of the passage of the Dodd-Frank Act.  On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guarantees all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009, with the FDIC’s guarantee expiring by June 30, 2012 (the “Debt Guarantee Program”).  Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank.  After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued.  In May, 2009, the Debt Guarantee Program issue end date and the guarantee expiration date were both extended, to October 31, 2009 and December 31, 2012, respectively.   Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 had to apply to remain in the Debt Guarantee Program.    Participating institutions will be subject to surcharges for debt issued after that date.  Effective October 1, 2009, the Transaction Account Guarantee Program has been extended until December 31, 2010, with an assessment of between 15 and 25 basis points after January 1, 2010.  The Company opted out of the Debt Guarantee Program and elected to remain in the Transaction Account Guarantee Program until it withdrew from the Transaction Account Guarantee Program in December 2009.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  Due to recent bank failures, the FDIC determined that the reserve ratio was 1.01% as of June 30, 2008.  In accordance with the Reform Act, as amended by the Helping Families Save Their Home Act of 2009, the FDIC has established and implemented a plan to restore the reserve ratio to 1.15% within eight years.  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments.  In November 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  This amounted to a prepayment of $1.8 million by the Savings Bank.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5% annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012.  The prepaid assessment will be applied against actual quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it may apply for an exemption.  Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged .01% of insured deposits on an annualized basis in fiscal year 2010.  These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements.  Federal Deposit Insurance Corporation capital regulations require savings institutions to meet three minimum capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2010, the Bank was in compliance with the minimum capital standards and qualified as “well capitalized.”  For the Bank’s compliance with these regulatory capital standards, see Note 14 to the consolidated financial statements. In assessing an institution’s capital adequacy, the Federal Deposit Insurance Corporation takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

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

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business, and specified liquid assets up to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. The Bank met the qualified thrift lender test as of June 30, 2010 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of New York in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding Federal Home Loan Bank advances.   The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2010, our investment in property and equipment, net of depreciation and amortization, totaled $10.4 million, including leasehold improvements and construction in progress. The following table lists our offices.

Office Location	Year Facility Opened		Leased or Owned

Millington Main Office 1902 Long Hill Road Millington, NJ	1994	(1)	Owned

Dewy Meadow Branch Office 415 King George Road Basking Ridge, NJ	2002		Leased
RiverWalk Branch Office 675 Martinsville Road Basking Ridge, NJ	2005	(2)	Leased
Martinsville Branch Office 1924 Washington Valley Road Martinsville, NJ	2006		Leased
Bernardsville Branch Office 122 Morristown Road Bernardsville, NJ	2008		Owned

__________________
(1)	The Bank’s main office opened in 1911 in Millington, New Jersey. The Bank moved into its current main office in 1994.
(2)	The Bank’s first branch office opened in 1998 in Liberty Corner, New Jersey. This office was relocated in 2005.

Item 3. Legal Proceedings

The Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at June 30, 2010 that would have a material effect on operations or income.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Purchases of Equity Securities

(a)           Market Information. The Company’s common stock trades on The NASDAQ Stock Market under the symbol “MSBF”. The table below shows the reported high and low closing prices of common stock and dividends declared during the periods indicated.

	High	Low	Dividends
2009
Quarter ended September 30, 2008	$10.95	$9.23	$0.03
Quarter ended December 31, 2008	$10.50	$8.95	$0.03
Quarter ended March 31, 2009	$10.15	$7.91	$0.03
Quarter ended June 30, 2010	$9.50	$7.91	$0.03

2010
Quarter ended September 30, 2009	$9.11	$8.75	$0.03
Quarter ended December 31, 2009	$9.45	$7.84	$0.03
Quarter ended March 31, 2010	$8.00	$6.95	$0.03
Quarter ended June 30, 2010	$8.09	$7.00	$0.03

Dividends. Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, and general economic as well as stock market conditions. The timing, frequency and amount of dividends are determined by the Board.

Stockholders. As of September 21, 2010, there were approximately 614 registered shareholders of record of the Company’s common stock. This number does not include brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial (“street name”) owners.

(b)	Not applicable

(c)	Issuer Purchases of Equity Securities.

Treasury stock repurchases during the fourth quarter of fiscal year 2010 for the Company were as follows:

			Total number of shares	Maximum number of
			Purchased as part of	Shares that may be
	Total number of	Average price	Publicly announced	Purchased under the
Period	shares purchased	paid per share	plans or programs	plans or programs
April, 2010	35,676	$8.03	35,676	38,950
May, 2010	4,900	8.05	4,900	34,050
June, 2010	2,042	7.75	2,042	32,008

Total	42,618	$8.02	42,618

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

We reported net income of $806,000 for the fiscal year ended June 30, 2010 as compared to net income of $212,000 for fiscal 2009.

Net interest income for fiscal 2010 was up approximately 22.2% as compared to fiscal 2009 while non-interest expense was up approximately 3.4%. The interest rate spread increased in fiscal 2010 to 3.03%, compared to 2.54% for fiscal 2009, mainly as a result of a lower interest rate environment.  For the year ended June 30, 2010, interest income increased by $314,000 or 1.9% while interest expense decreased by $1.6 million or 20.9% as compared to 2009.

Total assets were $358.7 million at June 30, 2010, a 1.8% increase compared to $352.3 million at June 30, 2009. The increase in assets occurred primarily as the result of a $11.6 million increase in cash and cash equivalent balances and an increase of $2.8 million in securities held to maturity, offset by a decrease of $10.2 million in loans receivable, net.  Deposits were $296.4 million at June 30, 2010, compared to $272.3 million at June 30, 2009.  FHLB advances were $20.0 million at June 30, 2010, down from $36.2 million at June 30, 2009.

Stockholders’ equity at June 30, 2010 was $40.0 million compared to our stockholders’ equity at the prior year-end of $41.0 million, primarily due to the repurchase of $1.1 million in treasury stock, a decrease of $692,000 in paid-in capital primarily due to the purchase of $932,000 of stock for the Company’s restricted stock award program, offset by net income from the period. Our return on average equity for fiscal 2010 was 1.99%, compared to 0.50% for fiscal 2009. The increase in return on average equity for 2010 reflects the increase in net income for the fiscal year ended June 30, 2010 as compared the year ended June 30, 2009.

The Bank experienced continued deposit growth during the twelve months ended June 30, 2010 while loan demand decreased during the same period primarily due to a slowing economy.  Deposits grew by $24.1 million or 8.9%, while loan balances decreased by $10.2 million 3.7% for the twelve month period ended June 30, 2010.  The Bank’s securities held to maturity increased by $2.8 million or 6.2% as did cash and cash equivalent balances by $11.6 million or 122.6%, while borrowing decreased by $16.2 or 44.8% for the same period ended June 30, 2010.

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

Comparison of Financial Condition at June 30, 2010 and 2009

General. Total assets reached $358.7 million at June 30, 2010, compared to $352.3 million at June 30, 2009. The Company experienced a $10.2 million or 3.7% decrease in loans receivable, net, while cash and cash equivalent balances increased $11.6 million or 122.6%, and securities held to maturity by $2.8 million or 6.2%.  Deposits increased $24.1 million or 8.9%, while advances from the Federal Home Loan Bank of NY decreased by $16.2 million or 44.8%. The increase in cash and cash equivalent balances, investments held to maturity and decrease in borrowing were primarily the result of increased deposit balances in addition to a decrease in loan originations during the twelve month period ended June 30, 2010.

Total assets grew $6.5 million or 1.8% between years while total liabilities increased by $7.5 million or 2.4%, and the ratio of average interest-earning assets to average-interest bearing liabilities decreased to 109.04% for fiscal 2010 as compared to 112.42% for fiscal 2009.  Stockholders’ equity decreased $1.0 million or 2.5% to $40.0 million at June 30, 2010 compared to $41.0 million at June 30, 2009.

Loans. Loans receivable, net, declined $10.2 million, or 3.7% from $276.1 million at June 30, 2009 to $265.8 at June 30, 2010. As a percentage of assets, loans decreased to 74.1% from 78.4%. The Bank’s one-to-four family residential loans grew by $98,000 or 0.1% during the year, as did overdraft protection loans by $8,000 or 4.7%.  Home equity loans decreased by $5.3 million or 8.6%, as did construction loans by $4.3 million or 20.7%.  Automobile, personal and deposit account loans also decreased by $145,000 or 38.1%, $30,000 or 40.5% and $21,000 or 4.4%, respectively, between June 30, 2009 and June 30, 2010.

Securities. Our portfolio of securities held to maturity was at $47.5 million at June 30, 2010 as compared to $44.7 million at June 30, 2009. Maturities, calls and principal repayments during the year totaled $39.2 million as compared to $10.3 million during the prior year. We purchased $42.0 million of new securities during the year ended June 30, 2010 compared to $26.3 million during the year ended June 30, 2009.

Deposits. Total deposits at June 30, 2010 were $296.4 million, a $24.1 million increase as compared to $272.3 million at June 30, 2009. Savings and club accounts increased by $13.4 million, certificate of deposit accounts increased by $6.3 million, and demand accounts, in the aggregate, increased by $4.4 million.

Borrowings. Total borrowings at June 30, 2010 amounted to $20.0 million, compared to $36.2 million at June 30, 2009.  The Bank did not make any long term borrowings during 2010 and did not have short-term borrowings at June 30, 2010 and 2009.

Equity. Stockholders’ equity was $40.0 million at June 30, 2010 compared to $41.0 million at June 30, 2009, a decrease of $1.0 million or 2.5%. The decrease in paid in capital was primarily due to the purchase of $932,000 of stock for the Company’s restricted stock award program, that was offset by $97,000 in amortized expenses. Treasury stock increased by $1.1 million due to repurchases.  Other changes in equity were due to the declaration of $229,000 in cash dividends declared on our common stock, offset by $806,000 in net income, an $8,000 decrease in accumulated other comprehensive loss, $166,000 in stock based compensation and $141,000 in ESOP shares earned.

Comparison of Operating Results for the Two Years Ended June 30, 2010

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

Our net income for the year ended June 30, 2010 was $806,000, a 280.2% increase compared to net income of $212,000 for the year ended June 30, 2009 with the increase attributable to the combined effects of a $1.9 million or 22.2% increase in net interest income and a $99,000 or 18.1% increase in other non-interest income offset by an increase of $817,000 or 104.3% in the provision for loan losses, an increase of $355,000 or 273.1% in income tax expense, and a $276,000 or 3.4%% increase in non-interest expense for the year ended June 30, 2010.

Net Interest Income. Net interest income for the year ended June 30, 2010 amounted to $10.7 million, 22.2% higher than net interest income for the year ended June 30, 2009 of $8.8 million. Interest expense decreased by $1.6 million, or 20.9%, while interest income increased by $314,000 or 1.9% for the year ended June 30, 2010.

Average earning assets increased by $28.2 million or 9.2% for the year ended June 30, 2010, compared to the year ended June 30, 2009, whereas the average rate on earning assets decreased by 36 basis points to 5.04% for the year ended June 30, 2010, resulting in an increase of $314,000 or 1.9% in total interest income compared to the year ended June 30, 2009. Interest income on loans decreased by $383,000 or 2.6% for the year ended June 30, 2010, compared to the year ended June 30, 2009, while the average yield declined 36 basis points to 5.21%. Average loan receivable balances increased $11.2 million or 4.2% to $277.4 million for the year ended June 30, 2010, compared to $266.2 million for the year ended June 30, 2009. Interest income on securities held to maturity increased $713,000 or 45.4% for the year ended June 30, 2010, compared to the year ended June 30, 2009. Average securities held to maturity balances increased $17.2 million or 56.9% for the year ended June 30, 2010, compared to the year ended June 30, 2009, as the yield on the investment held to maturity portfolio decreased by 38 basis points to 4.80% for the year ended June 30, 2010, compared to the year ended June 30, 2009. Interest income on other interest-earning assets decreased by $16,000 or 12.3% for the year ended June 30, 2010, compared to the year ended June 30, 2009 due to a 13 basis point decrease in yield to 1.22% and an average balance decrease of $275,000 or 2.9%.

Total interest expense decreased $1.6 million or 20.9% for the year ended June 30, 2010, compared to the year ended June 30, 2009. Average interest-bearing liabilities increased $34.3 million or 12.6%, from $272.3 million for the year ended June 30, 2009, to $306.6 million for the year ended June 30, 2010, the effect of which was more than offset by an 85 basis point decrease in the average rate from 2.86% to 2.01%, for the respective periods. Interest expense on deposits decreased $1.2 million or 18.8% for the year ended June 30, 2010, compared to the year ended June 30, 2009, as a result of a 89 basis point reduction to 1.84% in the average rate on interest-bearing deposits, tempered by an increase of $46.9 million or 20.2% in average interest-bearing deposits. The average balance of savings balances increased $25.5 million or 28.2%.  In addition, the average balance of certificates of deposit rose by $18.5 million or 16.1%, and NOW and money market balances increased by $2.9 million or 11.1% for the year ended June 30, 2010 compared to the same period ended June 30, 2009. The average rate on savings deposits, certificates of deposit and NOW and money market accounts decreased by 97 basis points, 97 basis points, and 10 basis points, respectively, for the year ended June 30, 2010 compared to the year ended June 30, 2009.  Total interest expense on FHLB advances decreased by $438,000 or 30.1% for the year ended June 30, 2010, compared to the same period ended June 30, 2009. Federal Home Loan Bank advance average balances decreased by $12.6 million or 31.3%, whereas the average rate increased by 6 basis points, from 3.60% to 3.66%, for the year ended June 30, 2010 compared to the same period ended June 30, 2009.

Our net interest rate spread was 3.03% for the year ended June 30, 2010 and 2.54% for the year ended June 30, 2009. The spread increased during the year ended June 30, 2010 as our average cost of interest-bearing liabilities decreased by 85 basis points to 2.01% from 2.86% during the year ended June

30, 2009. Correspondingly, the average yield on interest-earning assets decreased 36 basis points from 5.40% for the year ended June 30, 2009 to 5.04% for the year ended June 30, 2010.

Provision for Loan Losses. The allowance for loan losses is a valuation account that reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate. The allowance is established through provisions for loan losses that are charged to income in the period they are established. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance. The provision for the year ended June 30, 2010 was $1.6 million as compared to $783,000 for the year before. The allowance for loan losses as a percentage of non-performing loans was 16.5% at June 30, 2010 compared to 18.73% at June 30, 2009 and the allowance for loan losses as a percentage of total loans was 0.95% at June 30, 2010 compared to 0.64% at June 30, 2009.  While at June 30, 2010 non-performing loans increased $6.0 million from the prior year, most of these loans are adequately collateralized by real estate.  Of the $15.7 million in non-performing loans at June 30, 2010, $7.5 million required specific loss allowances totaling $1.4 million.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of our bank owned life insurance. Overall, non-interest income increased to $645,000 for the year ended June 30, 2010 compared to $546,000 for the year ended June 30, 2009, representing an increase of $99,000 or 18.1%.

The unrealized gain on the Bank’s trading security portfolio was $9,000 for the year ended June 30, 2010, compared to an unrealized loss of $45,000 for the year ended June 30, 2010.

Income on bank owned life insurance was $184,000 and $157,000 for the years ended June 30, 2010 and 2009, respectively.  The increase in income was due to the Savings Bank having purchased additional bank owned life insurance in May and December 2009.

Income from fees and service charges totaled $355,000 and $329,000 for the years ended June 30, 2010 and 2009, respectively.

Other non-interest income was $97,000 and $105,000 for the years ended June 30, 2010 and 2009, respectively.

Non-Interest Expenses. Total non-interest expenses grew by $276,000 or 3.4% during the year ended June 30, 2010 and amounted to $8.4 million and $8.2 million for the years ended June 30, 2010 and 2009, respectively.

Salaries and employee benefits expense totaled $3.7 million for the year ended June 30, 2010 and was $110,000 or 3.0% higher than the prior year. The increase in expense for the year ended June 30, 2010 primarily reflects normal salary increases and the implementation of the Company’s restricted stock program in December 2009.  Salaries and employee benefits are our main non-interest expense and represented 43.3% and 44.4% of non-interest expenses for the years ended June 30, 2010 and 2009, respectively.  Directors’ compensation increased $56,000 or 16.0% for the year ended June 30, 2010 compared to the year ended June 30, 2009 primarily due to the implementation of the Company’s restricted stock program in December 2009.  Other non-interest expense increased by $158,000 or 10.8% to $1.6 million for the year ended June 30, 2010 compared to $1.5 million for the year ended June 30, 2009.  The increase in other non-interest expense was primarily attributable to increases in other real estate and non-operating expenses.  Service bureau fees increased by $14,000 or 3.6% to $404,000 for the year ended June 30, 2010 compared to $390,000 for the year ended June 30, 2009, whereas, FDIC assessment expense was $485,000 for the year ended June 30, 2010 compared to $482,000 for the year ended June 30, 2009, representing an increase of $3,000 or 0.6%. Advertising expense decreased by $43,000 or 16.2% to $223,000, as did occupancy and equipment expense by $22,000 or 1.4% to $1.6 million for the year ended June 30, 2010 compared to $266,000 and $1.6, respectively, for the year ended June 30, 2009.

Income Taxes. Income tax expense for the year ended June 30, 2010 was $485,000 as compared to $130,000 for the year ended June 30, 2009. The increase for the year ended June 30, 2010 reflects higher pre-tax income.  The effective tax rate was 37.6% for the year ended June 30, 2010 compared to 38.0% for the year ended June 30, 2009.

Average Balance Sheet. The following tables set forth certain information for the years ended June 30, 2010, 2009 and 2008.  The average yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Year Ended June 30,
	2010			2009			2008
	Average Balance	Interest Earned/Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$277,379	$14,454	5.21%	$266,164	$14,837	5.57%	$243,879	$14,974	6.14%
Securities	47,530	2,282	4.80%	30,303	1,569	5.18%	28,178	1,383	4.91%
Other interest-earning assets(2)	9,381	114	1.22%	9,656	130	1.35%	6,260	269	4.30%
Total interest-earning assets	334,290	16,850	5.04%	306,123	16,536	5.40%	278,317	16,626	5.97%
Non-interest-earning assets	26,617			21,289			17,008
Total assets	$360,907			$327,412			$295,325
Interest-bearing liabilities:
NOW & money market	$29,067	153	0.53%	$26,175	166	0.63%	$26,906	241	0.90%
Savings and club deposits	115,998	1,449	1.25%	90,512	2,009	2.22%	51,048	1,267	2.48%
Certificates of deposit	133,746	3,536	2.64%	115,210	4,154	3.61%	129,506	6,170	4.76%
Total interest-bearing deposits	278,811	5,138	1.84%	231,897	6,329	2.73%	207,460	7,678	3.70%
Federal Home Loan Bank advances	27,756	1,017	3.66%	40,403	1,455	3.60%	33,035	1,364	4.13%
Total interest-bearing liabilities	306,567	6,155	2.01%	272,300	7,784	2.86%	240,495	9,042	3.76%
Non-interest-bearing deposits	11,417			10,101			8,540
Other non-interest-bearing liabilities	2,364			2,916			2,300
Total liabilities	320,348			285,317			251,335
Stockholder’s equity	40,559			42,095			43,990
Total liabilities and stockholder’s equity	$360,907			$327,412			$295,325

Net interest rate spread(3)		$10,695	3.03%		$8,752	2.54%		$7,584	2.21%
Net interest margin(4)			3.20%			2.86%			2.72%
Ratio of interest-earning assets to Interest-bearing liabilities	109.04%			112.42%			115.73%

________________
(1)	Non-accruing loans have been included, and the effect of such inclusion was not material. The allowance for loan losses is excluded, while construction loans in process and deferred fees are included.
(2)	Includes Federal Home Loan Bank stock at cost and term deposits with other financial institutions.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
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

	Year Ended June 30,			Year Ended June 30,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans	$605	(988)	(383)	$1,311	(1,448)	(137)
Securities	835	(122)	713	108	78	186
Other interest-earning assets	(3)	(13)	(16)	102	(241)	(139)
Increase (decrease) in total interest income	1,437	(1,123)	314	1,521	(1,611)	(90)

Interest expense:
NOW and money market accounts	16	(29)	(13)	(6)	(69)	(75)
Savings and club	469	(1,029)	(560)	887	(145)	742
Certificates of deposit	606	(1,224)	(618)	(632)	(1,384)	(2,016)
Total interest-bearing deposits	1,091	(2,282)	(1,191)	249	(1,598)	(1,349)
Federal Home Loan Bank advances	(462)	24	(438)	280	(189)	91
Increase in total interest expense	629	(2,258)	(1,629)	529	(1,787)	(1,258)

Change in net interest income	$808	1,135	1,943	$992	176	1,168

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

At June 30, 2010, the Bank had outstanding commitments to originate loans of $4.9 million, construction loans in process of $4.0 million, unused lines of credit of $25.6 million (including $20.7 million for home equity lines of credit), and standby letters of credit of $393,000. Certificates of deposit scheduled to mature in one year or less at June 30, 2010, totaled $85.6 million.

The Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville). For additional information regarding the Bank’s lease commitments as of June 30, 2010, see Note 10 to our consolidated financial statements beginning on page F-1.

The Bank has access to cash through borrowings from the Federal Home Loan Bank, as needed, to meet its day-to-day funding obligations. At June 30, 2010, its total loans to deposits ratio was 89.7%. At June 30, 2010, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $89.0 million, of which $20.0 million was outstanding. As of June 30, 2010, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of June 30, 2010, the Bank exceeded all applicable regulatory capital requirements.  See Note 14 to our consolidated financial statements beginning at page F-1 for more information about the Bank’s regulatory capital compliance.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Millington Savings Bank’s facilities. These financial instruments include significant purchase commitments such as commitments to purchase investment securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At June 30, 2010, our significant off-balance sheet commitments consisted of commitments to originate loans of $4.9 million, construction loans in process of $4.0 million, unused lines of credit of $25.6 million (including $20.7 million for home equity lines of credit) and standby letters of credit of $393,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since a number of commitments typically expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2010, see Note 15 to our consolidated financial statements beginning on page F-1.

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

Several years ago market interest rates were at historically low levels. Beginning in June 2004 through June 2007, the U.S. Federal Reserve increased its target federal funds rate, raising it 17 times, from 1.00% to 5.25% during this period. The Federal Reserve subsequently reduced its target federal fund rate 3 times during the fiscal year ended June 30, 2009 to 0 to 1/4%.  A normalization of the prior year’s inverted yield occurred during that year as a result of the Federal Reserves policy. The Federal Reserve did not make any further changes to it federal funds rate during the fiscal year-ended June 30, 2010.  The federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have decreased, while intermediate-and long-term market interest rates have remained stable, which we use as a guide to our loan pricing, have not decreased nor increased proportionately. The Bank has begun to realize a reduction in its deposit portfolio average rate more recently.

Quantitative Analysis. The following table presents Millington Savings Bank’s net portfolio value as of June 30, 2010. The Bank outsources its interest rate risk modeling and the net portfolio values shown in this table were calculated by an outside consultant, based on information provided by Millington Savings Bank.

	At June 30, 2010
	Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets
Changes in Rates	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
	(Dollars in thousands)
+500 bp	18,993	(22,818)	(54.57%)	5.99%	(542bp)
+400 bp	23,152	(18,658)	(44.63%)	7.10%	(430bp)
+300 bp	28,559	(13,251)	(31.69%)	8.50%	(291bp)
+200 bp	35,473	(6,337)	(15.16%)	10.20%	(120bp)
+100 bp	39,730	(2,107)	(5.04%)	11.09%	(31bp)
0 bp	41,810	-	-%	11.40%	-bp
- 100 bp(1)	-	-	-%	-%	-bp
- 200 bp(1)	-	-	-%	-%	-bp
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 1, 2009, MSB Financial Corp. (the “Registrant”) was notified that the audit practice of Beard Miller Company LLP (“Beard”) an independent registered public accounting firm, was combined with ParenteBeard, LLC (“ParenteBeard”) in a transaction pursuant to which Beard combined its operations with ParenteBeard and certain of the professional staff and partners of Beard joined ParenteBeard either as employees or partners of ParenteBeard. On October 1, 2009, Beard resigned as the auditors of the Registrant and with the approval of the Audit Committee of the Registrant’s Board of Directors, ParenteBeard was engaged as its independent registered public accounting firm.

Prior to engaging ParenteBeard, the Registrant did not consult with ParenteBeard regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by ParenteBeard on the Registrant’s financial statements, and ParenteBeard did not provide any written or oral advice that was an important factor considered by the Registrant in reaching a decision as to any such accounting, auditing or financial reporting issue.

The report of independent registered public accounting firm of Beard regarding the Registrant’s financial statements for the fiscal years ended June 30, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended June 30, 2009 and 2008, and during the interim period from the end of the most recently completed fiscal year through October 1, 2009, the date of resignation, there were no disagreements with Beard on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Beard would have caused it to make reference to such disagreement in its reports.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2010.

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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2010.

/s/ Gary T. Jolliffe	/s/ Jeffrey E. Smith
Gary T. Jolliffe	Jeffrey E. Smith
President and Chief Executive Officer	Vice President and Chief Financial Officer

2.	Report of Independent Registered Public Accounting Firm

Not applicable as the Company is a smaller reporting company.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Proposal I – Election of Directors,” “Section 16(a) Beneficial Reporting Compliance” and “Corporate Governance” in the Registrant’s definitive proxy statement for the Registrant’s 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”) is incorporated herein by reference.

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

(d)
Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2010 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

		(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:
2008 Stock Compensation and Incentive Plan	(1)	385,574	$10.75	0
Total		385,574	$10.75	0

_______
(1)
Includes 110,164 shares of restricted stock awards approved on November 9, 2009 by the Company’s stockholders which were granted on December 14, 2009 with a weighted average grant price of $8.15.  All shares were granted as of December 14, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

No directors, executive officers or their immediate family members were engaged, directly or indirectly, in transactions with the Company or any subsidiary during any of the three years ended June 30, 2010 that exceeded $120,000 (excluding loans with Millington Savings Bank).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)           The following financial statements and the independent auditors’ report appear in this Annual Report on Form 10-K immediately after this Item 15:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of June 30, 2010 and 2009
Consolidated Statements of Income For the Years Ended June 30, 2010 and 2009
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended June 30, 2010 and 2009
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           The following exhibits are filed as part of this report:

3.1	Charter of MSB Financial Corp. *
3.2	Bylaws of MSB Financial Corp. *
4	Stock Certificate of MSB Financial Corp.*
10.1	Employment Agreement with Gary T. Jolliffe*
10.2	Employment Agreement with Michael A. Shriner*
10.3	Employment Agreement with Jeffrey E. Smith*
10.4	Form of Executive Life Insurance Agreement*
10.5	Millington Savings Bank Executive Incentive Retirement Plan Agreement for President and Chief Executive Officer*
10.6	Millington Savings Bank Executive Incentive Retirement Plan Agreement for the Benefit of Senior Officers*
10.7	Millington Savings Bank Directors Consultation and Retirement Plan*
10.8	MSB Financial Corp. 2008 Stock Compensation and Incentive Plan, As Amended and Restated**
21	Subsidiaries of the Registrant
23	Consent of ParenteBeard, LLC
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
*           Incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 333-137294
**         Incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 333-164264

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
MSB Financial Corp. and Subsidiaries
Millington, New Jersey

We have audited the accompanying consolidated statements of financial condition of MSB Financial Corp. and Subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MSB Financial Corp. and Subsidiaries as of June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Clark, New Jersey
September 28, 2010

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30,
	2010	2009
	(Dollars in Thousands, except Per Share Amount)

Cash and due from banks	$12,763	$2,424
Interest-earning demand deposits with banks	8,381	7,075

Cash and Cash Equivalents	21,144	9,499

Trading securities	46	37
Securities held to maturity (fair value of $48,026 and $44,642, respectively)	47,477	44,687
Loans receivable, net of allowance for loan losses of $2,588 and $1,808, respectively	265,814	276,058
Other real estate	1,067	—
Premises and equipment	10,435	11,018
Federal Home Loan Bank of New York stock, at cost	1,404	2,122
Bank owned life insurance	5,717	4,894
Accrued interest receivable	1,346	1,780
Deferred income taxes	2,156	1,826
Other assets	2,137	342

Total Assets	$358,743	$352,263

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$11,552	$9,972
Interest bearing	284,849	262,308

Total Deposits	296,401	272,280

Advances from Federal Home Loan Bank of New York	20,000	36,218
Advance payments by borrowers for taxes and insurance	297	342
Other liabilities	2,077	2,440

Total Liabilities	318,775	311,280

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,183,468 and 5,310,921 shares outstanding	562	562
Paid-in capital	23,651	24,348
Retained earnings	21,440	20,863
Unearned ESOP shares	(1,433)	(1,602)
Treasury stock, at cost, 437,157 and 309,704 shares, respectively	(4,241)	(3,169)
Accumulated other comprehensive loss	(11)	(19)

Total Stockholders’ Equity	39,968	40,983

Total Liabilities and Stockholders’ Equity	$358,743	$352,263

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Income

	Years Ended June 30,
	2010	2009
	(In Thousands, Except Per Share Amounts)
Interest Income
Loans receivable, including fees	$14,454	$14,837
Securities held to maturity	2,282	1,569
Other	114	130

Total Interest Income	16,850	16,536

Interest Expense
Deposits	5,138	6,329
Borrowings	1,017	1,486
	6,155	7,815
Less: Capitalized interest	—	(31)
Total Interest Expense	6,155	7,784

Net Interest Income	10,695	8,752

Provision for Loan Losses	1,600	783

Net Interest Income after Provision for Loan Losses	9,095	7,969

Non-Interest Income
Fees and service charges	355	329
Income from Bank Owned Life Insurance	184	157
Unrealized gain (loss) on trading securities	9	(45)
Other	97	105

Total Non-Interest Income	645	546

Non-Interest Expenses
Salaries and employee benefits	3,742	3,632
Directors compensation	407	351
Occupancy and equipment	1,572	1,594
Service bureau fees	404	390
Advertising	223	266
FDIC assessment	485	482
Other	1,616	1,458

Total Non-Interest Expenses	8,449	8,173

Income before Income Taxes	1,291	342
Income Taxes	485	130
Net Income	$806	$212

Weighted average number of shares of common stock outstanding, basic and diluted	5,101	5,235

Earnings per share - basic and diluted	$0.16	$.04

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
				Unearned		Other	Total
	Common	Paid-In	Retained	ESOP	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Stock	Loss	Equity
	(Dollars, in Thousands)

Balance - July 1, 2008	$562	$24,188	$21,026	$(1,770)	$(609)	$(1)	$43,396

Net income	—	—	212	—	—	—	212
Other comprehensive loss, net of tax:
Pension cost, net of income taxes of ($12)	—	—	—	—	—	(18)	(18)
Comprehensive Income							194
Minority dividends declared ($0.12) per share	—	—	(254)	—	—	—	(254)
FASB Statement No. 158 cumulative adjustment, net of tax of ($18)	—	—	(25)	—	—	—	(25)
EITF N0. 06-4 Adjustment	—	—	(96)	—	—	—	(96)
ESOP shares earned	—	(6)	—	168	—	—	162
Treasury stock repurchased (253,712 Shares)	—	—	—	—	(2,560)	—	(2,560)
Stock-based compensation	—	166	—	—	—	—	166

Balance - June 30, 2009	$562	$24,348	$20,863	$(1,602)	$(3,169)	$(19)	$40,983

Net income	—	—	806	—	—	—	806
Other comprehensive income, net of tax:
Pension cost, net of income taxes of ($6)	—	—	—	—	—	8	8
Comprehensive Income	—	—	—	—	—	—	814
Minority dividends declared ($0.12) per share	—	—	(229)	—	—	—	(229)
ESOP shares earned	—	(28)	—	169	—	—	141
Treasury stock repurchased (127,453 Shares)	—	—	—	—	(1,072)	—	(1,072)
Restricted stock awards purchased (110,164 Shares)	—	(932)	—	—	—	—	(932)
Amortization of restricted stock plan shares (11,934 shares)	—	97	—	—	—	—	97
Stock-based compensation	—	166	—	—	—	—	166

Balance - June 30, 2010	$562	$23,651	$21,440	$(1,433)	$(4,241)	$(11)	$39,968

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2010	2009
	(In Thousands)
Cash Flows from Operating Activities
Net income	$806	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Net (accretion) of securities premiums and discounts and deferred loan fees and costs	(113)	(84)
Depreciation and amortization of premises and equipment	686	736
Amortization component of restricted stock award	97	—
ESOP compensation	141	162
Stock based compensation	166	166
Provision for loan losses	1,600	783
Provision for loss on other real estate	88	—
Earnings on bank owned life insurance	(184)	(157)
Unrealized (gain) loss on trading securities	(9)	45
Decrease (Increase) in accrued interest receivable	434	(100)
Deferred income taxes	(338)	(687)
(Increase) Decrease in other assets	(1,795)	156
Increase (Decrease) in other liabilities	(204)	500
Increase (Decrease) in interest payable	(131)	36

Net Cash Provided by Operating Activities	1,244	1,768

Cash Flows from Investing Activities
Activity in held to maturity securities:
Purchases	(42,000)	(26,290)
Maturities, calls and principal repayments	39,210	10,350
Net (increase) decrease in loans receivable	7,098	(22,471)
Purchase of bank premises and equipment	(103)	(995)
Purchase of bank owned life insurance	(639)	(649)
Purchase of Federal Home Loan Bank of New York stock	—	(2,538)
Redemptions of Federal Home Loan Bank of New York stock	718	2,528
Proceeds from the sale of other real estate	504	—

Net Cash Provided by (Used in) Investing Activities	4,788	(40,065)

Cash Flows from Financing Activities
Net increase in deposits	24,121	46,909
Repayments of long-term borrowings	(16,218)	(850)
Decrease in advance payments by borrowers for taxes and insurance	(45)	(138)
Cash dividends paid to minority shareholders	(241)	(260)
Purchase of treasury stock	(1,072)	(2,560)
Purchase of stock for restricted stock award program	(932)	—

Net Cash Provided by Financing Activities	5,613	43,101

Net Increase in Cash and Cash Equivalents	11,645	4,804

Cash and Cash Equivalents – Beginning	9,499	4,695
Cash and Cash Equivalents – Ending	$21,144	$9,499

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Years Ended June 30,
	2010	2009
	(In Thousands)
Supplementary Cash Flows Information
Interest paid	$6,286	$7,779

Income taxes paid	$1,262	$793

Loan receivable transferred to other real estate	$1,659	$—

See notes to consolidated financial statements.

Note 1 – Organization and Business

MSB Financial Corp. (the "Company”) is a federally-chartered corporation organized in 2004 for the purpose of acquiring all of the capital stock that Millington Savings Bank (the “Savings Bank”) issued in its mutual holding company reorganization. The Company’s principal business is the ownership and operation of the Savings Bank.

MSB Financial, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization. The MHC has not engaged in any significant business other than its ownership interest in the Company since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company. At June 30, 2010, the MHC owned 59.6% of the Company’s outstanding common shares.

The Savings Bank is a New Jersey chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. The primary business of the Savings Bank is attracting retail deposits from the general public and using those deposits together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for its lending and investing activities. The Savings Bank’s loan portfolio consists of one-to-four family residential loans, commercial loans, and consumer loans. It also invests in U.S. government obligations and mortgage-backed securities. The Savings Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Office of Thrift Supervision regulates the MHC and the Company as savings and loan holding companies.

The primary business of the Millington Savings Service Corp (the “Savings Corp”) was the ownership and operation of a single commercial rental property. This property was sold during the year ended June 30, 2007. Currently the Service Corp. is inactive.

Note 2 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Savings Bank and the Savings Bank’s wholly owned subsidiary the Service Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of June 30, 2010 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with original maturities of three months or less.

Securities

Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held-to-maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of applicable income taxes, reported in a separate component of stockholders’ equity.  The Company had no available for sale securities as of June 30, 2010 and 2009.

Individual securities are considered impaired when fair value is less than amortized cost. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance prescribed in Financial Accounting Standards Board (“FASB”) ASC 320, “Investment - Debt and Equity Securities.  Accordingly, the Company accounts for temporary impairments based upon security classification as either trading, available for sale or held to maturity.  Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through other comprehensive income with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Temporary impairments of “held to maturity” securities are not recognized in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities is disclosed in the notes to the consolidated financial statements.  The carrying value of securities held in a trading portfolio is adjusted to fair value through earnings on a monthly basis.

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

The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, and the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company also assess its intent with regard to selling or holding each security as well as any conditions which may require us to sell the security prior to the recovery of fair value to a level which equals or exceeds amortized cost.

Discounts and premiums on securities are accreted/amortized to maturity by use of the level-yield method. Gain or loss on sales of securities is based on the specific identification method.

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Significant renewals and betterments are capitalized to the premises and equipment account. Maintenance and repairs are charged to operations in the year incurred. Rental income is netted against occupancy costs in the consolidated statements of income.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula based on advances available and outstanding. The restricted stock is carried at cost.  Management determination of whether these are impaired is based on an assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB restricted stock as of June 30, 2010.

Bank Owned Life Insurance

Bank owned life insurance is carried at net cash surrender value. The change in the net asset value is recorded as a component of non-interest income.

Defined Benefit Plans

In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC 715, “Compensation – Retirement Benefits”. ASC 715 required two major changes to accounting for defined benefit and postretirement plans, with two different effective dates. The first requirement of ASC 715, which the Company adopted as of June 30, 2007, requires the recognition of the over-funded and under-funded status of a defined benefit postretirement plan as an asset or liability in the consolidated statement of financial condition, with changes in the funded status recorded through other comprehensive income in the year in which those changes occur.

The second requirement of ASC 715, which was effective for the Company as of July 1, 2008, required that the funded status be measured as of the entity’s fiscal year-end rather than as of an earlier date as previously permitted. Prior to July 1, 2008, the Company used a measurement date of April 1 for its defined benefit

Note 2 - Summary of Significant Accounting Policies (Continued)

pension plans. The adoption of the second requirement of ASC 715, effective July 1, 2008, resulted in the recording of a cumulative effect adjustment, net of tax of $18,000 to reduce retained earnings by $25,000.

Stock-based Compensation Plans

The Company adopted ASC 718, “Compensation – Stock Compensation”, formerly SFAS No. 123(R) upon approval of the MBS Financial Corp. 2008 Stock Compensation and Incentive Plan on March 10, 2008, and, accordingly, expenses the fair value of all options granted over their vesting periods and the fair value of all share-based compensation granted over the requisite service periods.  In addition, ASC 718 requires that cash flow activity be reported on a financing rather than an operating cash flow basis for the benefits of realized tax deductions in excess of previously recognized tax benefits on compensation expense.

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

Effective July 1, 2007, the Company adopted the provisions of ASC 740, “Income Taxes”, formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN48”). The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740.  The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation under ASC 740, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended June 30, 2010 and 2009. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the consolidated statement of income. The Company did not recognize any interest and penalties for the years ended June 30, 2010 and 2009. The tax years subject to examination by the taxing authorities are the years ended June 30, 2008, 2007, and 2006.

Off-Balance Sheet Credit-Related Financial Instruments

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under lines of credit. Such financial instruments are recorded when they are funded.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted earning per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings per share did not differ from basic earnings per share for the years ended June 30, 2010 and 2009, as the 275,410 weighted average number of outstanding stock options for the years ended June 30, 2010 and 2009, were all anti-dilutive.

Note 2 - Summary of Significant Accounting Policies (Continued)

Other Comprehensive Income

Other comprehensive income includes benefit plans amounts recognized under ASC 715, “Comprehensive-Retirement Benefits”.  This item of other comprehensive income reflects, net of tax, transition obligations, prior service costs and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of ASC 715.  The Company has elected to report the effects of other comprehensive income in the consolidated statements of changes in stockholders’ equity.

Interest Rate Risk

The Savings Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to purchase securities and to make loans primarily secured by real estate. The potential for interest-rate risk exists as a result of the generally shorter duration of the Savings Bank’s interest-sensitive liabilities compared to the generally longer duration of its interest-sensitive assets. In a rising rate environment, liabilities will generally reprice faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of the Savings Bank’s assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Note 3 - Stock Offering and Stock Repurchase Program

A registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Savings Bank’s newly established ESOP. Net proceeds of the offering totaled approximately $24.5 million. Concurrent with the closing of the offering, the MHC received 3,091,344 shares of Company common stock in exchange for the 10,000 shares previously owned. At June 30, 2010, the MHC is the majority stockholder of the Company owning 59.6% of the Company’s outstanding common stock. Prior to January 4, 2007, the MHC owned 100% of the Company’s outstanding 10,000 shares of common stock.

On January 29, 2008, the Board of Directors authorized a stock repurchase program pursuant to which the Company intended to repurchase up to 5% of its outstanding shares (excluding shares held by the MHC), representing up to 126,464 shares. The timing of the repurchases depended on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Repurchased shares are held as treasury stock and are available for general corporate purposes. During the year ended June 30, 2008, the Company purchased 55,992 shares under this program at a cost of $609,000 or approximately $10.88 per share. The remaining 70,472 shares under this program were repurchased during the year ended June 30, 2009.

On August 21, 2008, the Company announced the Board of Directors had authorized a second stock repurchase program pursuant to which the Company intended to repurchase up to an additional 5%, or 120,140 shares. The timing of the repurchases depended on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Repurchased shares are held as treasury stock and are available for general corporate purposes.  As of December 31, 2008, the Company repurchased all 120,140 shares authorized under this repurchase program.

On February 9, 2009, the Board of Directors authorized a third stock repurchase program pursuant to which the Company intended to repurchase up to 114,134 shares or approximately 5% of its outstanding shares.  As of June 30, 2009, the Company repurchased 63,100 shares authorized under this repurchase program.

On August 17, 2009, the Company announced the Board of Directors had authorized a fourth stock repurchase program pursuant to which the Company intends to repurchase the balance of shares that were still outstanding from the third stock repurchase program which expired on August 10, 2009. Under this program,

Note 3 - Stock Offering and Stock Repurchase Program (Continued)

the Company intends to repurchase up to 51,034 shares.  The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital.  Repurchased shares will be held as treasury stock and made available for general corporate purposes. As of June 30, 2010, the Company repurchased 51,034 shares authorized under this repurchase program at a cost of $460,000 or $9.01 per share.

On March 12, 2010, the Company announced the Board of Directors had authorized a fifth stock repurchase program pursuant to which the Company intends to repurchase up to an additional 5%, or 108,427 shares.  The timing of the repurchases depended on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Repurchased shares are held as treasury stock and are available for general corporate purposes. As of June 30, 2010, the Company repurchased 76,429 shares authorized under this repurchase program at a cost of $613,000 or $8.02 per share.

During the year ended June 30, 2010, the MHC waived its right to receive dividends declared by the Company totaling approximately $371,000 ($1,020,000 on a cumulative basis).

Note 4 - Securities Held to Maturity

The amortized cost of securities held to maturity and their approximate fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2010:
U.S. Government agencies	$44,772	$354	$1	$45,125
Mortgage-backed securities	2,705	196	—	2,901

	$47,477	$550	$1	$48,026

June 30, 2009:
U.S. Government agencies	$41,315	$198	$389	$41,124
Mortgage-backed securities	3,372	146	—	3,518

	$44,687	$344	$389	$44,642

All mortgage-backed securities at June 30, 2010 and 2009 have been issued by FNMA, FHLMC or GNMA and are secured by 1-4 family residential real estate.

Note 4 - Securities Held to Maturity (Continued)

The amortized cost and estimated fair value of securities held to maturity at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
U.S. Government agencies:
Due within one year	$2,000	$2,005
Due after one year through five years	—	—
Due after five years through ten years	14,772	14,827
Due thereafter	28,000	28,293
	44,772	45,125

Mortgage-backed securities	2,705	2,901
	$47,477	$48,026

There were no sales of securities held to maturity during the years ended June 30, 2010 and 2009.  At June 30, 2010 and 2009, securities held to maturity with a carrying value of approximately $490,000 and $478,000, respectively, were pledged to secure public funds on deposit.

The following table shows the gross unrealized losses and fair value of securities in an unrealized loss position, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
June 30, 2010:
U.S. Government agencies	$3,499	$1	$—	$—	$3,499	$1
Mortgage-backed securities	—	—	—	—	—	—

	$3,499	$1	$—	$—	$3,499	$1

June 30, 2009:
U.S. Government agencies	$11,436	$354	$10,965	$35	$22,401	$389
Mortgage-backed securities	—	—	49	—	49	—

	$11,436	$354	$11,014	$35	$22,450	$389

At June 30, 2010, management concluded that the unrealized loss above (which related to 1 U.S. Government agency bond and no mortgage-backed securities compared to 9 and 3 respectively, as of June 30, 2009) is temporary in nature since it is not related to the underlying credit quality of the issuer.  The Company does not intend to sell this security and it is not more-likely-than-not that the Company would be required to sell this security prior to the full recovery of fair value to a level which equals or exceeds amortized cost.  The losses above are primarily related to market interest rates.

Note 5 - Loans Receivable

The composition of loans receivable at June 30, 2010 and 2009 is as follows:

	2010	2009
	(In Thousands)
Real estate mortgage:
One-to-four family	$155,241	$155,143
Commercial	33,776	34,115

	189,017	189,258

Real estate construction	16,639	20,978

Consumer:
Deposit accounts	459	480
Home equity	56,862	62,179
Automobile	236	381
Personal	44	74
Overdraft protection	179	171

	57,780	63,285

Commercial	9,190	10,176

Total Loans	272,626	283,697

Loans in process	(4,027)	(5,609)
Allowance for loan losses	(2,588)	(1,808)
Deferred loan fees	(197)	(222)

	$265,814	$276,058

The following table presents changes in the allowance for loan losses for the years ended June 30, 2010 and 2009:

	2010	2009
	(In Thousands)

Balance, beginning	$1,808	$1,025
Provision charged to operations	1,600	783
Loans charged off	(821)	—
Recoveries of loans previously charged off	1	—

Balance, ending	$2,588	$1,808

Note 5 - Loans Receivable (Continued)

At June 30, 2010 and 2009, the Savings Bank had loans in the amount of $14.5 million and $7.7 million, respectively, that were considered to be impaired. At June 30, 2010 and 2009, $7.5 million and $3.2 million of the loans deemed impaired were subject to specific loss reserves totaling $1.4 million and $579,000, respectively.  The average balances of impaired loans outstanding during the years ended June 30, 2010 and 2009 were $12.4 million and $4.7 million, respectively. Interest income recorded on impaired loans during the years ended June 30, 2010 and 2009 was $473,000 and $101,000, respectively. Loans on which the accrual of interest has been discontinued amounted to $13,897,000 and $6,546,000 at June 30, 2010 and 2009, respectively. During the years ended June 30, 2010 and 2009, $449,000 and $156,000, respectively, in interest was collected and recognized on these loans. During the years ended June 30, 2010 and 2009, had all such loans been performing in accordance with their original terms, interest income of $756,000 and $384,000, respectively, would have been recognized. The Savings Bank is committed to lending approximately $300,000 in additional funds on two of the non-accrual loans which will be used to make improvements to the properties which should increase the value of the properties.  At June 30, 2010 and 2009, the Savings Bank had loans which were ninety days or more delinquent and still accruing interest of $1.8 million and $3.1 million, respectively. Such loans were considered to be well collateralized and in the process of collection.

Note 6 - Premises and Equipment

The components of premises and equipment at June 30, 2010 and 2009 are as follows:

	2010	2009
	(In Thousands)

Land	$1,937	$1,937
Buildings and improvements	8,420	8,422
Leasehold improvements	1,780	1,780
Furnishings and equipment	1,776	1,736
Assets being developed for future use	32	30

	13,945	13,905
Accumulated depreciation and amortization	(3,510)	(2,887)

	$10,435	$11,018

Note 7 - Accrued Interest Receivable

The components of interest receivable at June 30, 2010 and 2009 are as follows:

	2010	2009
	(In Thousands)

Loans	$1,069	$1,344
Securities held to maturity	277	436

	$1,346	$1,780

Note 8 - Deposits

Deposits at June 30, 2010 and 2009 consist of the following classifications:

	2010		2009
	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)

Non-interest bearing demand	$11,552	—%	$9,972	—%
NOW	26,330	0.39	24,106	0.50
Super NOW	1,732	0.55	1,501	0.70
Savings and club	122,053	0.95	108,610	1.51
Money market demand	1,558	0.70	1,190	0.85
Certificates of deposit	133,176	2.28	126,901	3.11

	$296,401	1.46%	$272,280	2.10%

A summary of certificates of deposit by maturity at June 30, 2010 is as follows (in thousands):

Year ended June 30:
2011	$85,649
2012	28,977
2013	5,136
2014	1,756
2015	5,861
Thereafter	5,797

$133,176

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $56,071,000 and $49,843,000 at June 30, 2010 and 2009, respectively. Generally, deposits in excess of $250,000 are not insured by the FDIC.

A summary of interest expense on deposits for the years ended June 30, 2010 and 2009 is as follows:

	2010	2009
	(In Thousands)

Demand	$153	$166
Savings and club	1,449	2,009
Certificates of deposit	3,536	4,154

	$5,138	$6,329

Note 9 - Borrowings

The Savings Bank has various credit facilities with the Federal Home Loan Bank, which expire on September 3, 2010, and provide for borrowings up to $89.0 million. There were no short-term borrowings against these facilities as of June 30, 2010 and 2009, respectively. Long-term advances due to the Federal Home Loan Bank at June 30, 2010 and 2009 consisted of the following:

Maturity	Fixed Interest Rate	2010	2009
		(In Thousands)	(In Thousands)

August 10, 2009	4.641%	$—	$6,000
August 11, 2009	3.600	—	218
December 30, 2009	4.250	—	5,000
June 1, 2010	4.280	—	5,000
November 27, 2017	3.272	10,000	10,000
March 05, 2018	3.460	10,000	10,000

		$20,000	$36,218

The advances are secured by a blanket assignment of unpledged and qualifying mortgage loans.

On September 7, 2010 the Federal Home Loan Bank introduced its new “Overnight Advance” product which replaces its “Overnight Repricing Advance Program” (ORAP”). Advances under this new product allow the Savings Bank to borrow up to the balance of its qualifying mortgage loans that have been pledged as collateral, less the Savings Bank’s current outstanding indebtedness.

As of June 30, 2010, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Note 10 - Lease Commitments and Total Rental Expense

The Savings Bank leases three branch locations under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at June 30, 2010 (in thousands):

Year ended June 30:
2011	$378
2012	392
2013	294
2014	231
2015	123
Thereafter	854

$2,272

The total rental expense for all leases for the years ended June 30, 2010 and 2009 was approximately $385,000 and $347,000, respectively.

Note 11 - Income Taxes

The income tax provision consists of the following for the years ended June 30, 2010 and 2009:

	2010	2009
	(In Thousands)

Current expense:
Federal	$621	$613
State	202	204

	823	817

Deferred benefit:
Federal	(276)	(518)
State	(62)	(169)

	(338)	(687)

	$485	$130

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income at June 30, 2010 and 2009, is as follows:

	2010		2009
	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in Thousands)

Federal income tax at statutory rate	$439	34.0%	$116	34.0%
State tax, net of federal benefit	97	7.5	23	6.7
Bank Owned Life Insurance	(63)	(4.9)	(53)	(15.5)
Stock options	36	2.8	36	10.5
Other	(24)	(1.9)	8	2.3

	$485	37.6%	$130	38.0%

Note 11 - Income Taxes (Continued)

The components of the deferred tax asset at June 30, 2010 and 2009 are as follows:

	2010	2009
	(In Thousands)
Deferred tax assets:
Depreciation	$94	$199
Allowances for losses on loans and commitments	1,049	742
Uncollected interest	277	137
Benefit plans	682	619
FDIC Insurance assessment	—	64
Accumulated other comprehensive income-benefit plans	24	13
Other	49	52
	$2,175	$1,826

Retained earnings include $1,466,000 at June 30, 2010 and 2009, for which no provision for income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Savings Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from “applicable excess reserve” defined as the total amount of reserve over the base year reserve. The Savings Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

Note 12 - Benefit Plans

Directors’ Retirement Plan

The Savings Bank has a Directors’ Retirement Plan, which provides that any Director meeting specified age and service requirements may retire and continue to be paid. This plan is unfunded.

The following table sets forth the plan’s funded status and activity for the years ended June 30, 2010 and 2009:

	2010	2009
	(Dollars In Thousands)

Actuarial present value of benefit obligations	$959	$801

Projected benefit obligation – beginning	$932	$781
Service cost	32	27
Interest cost	57	51
Adjustment for measurement date change	—	20
Actuarial loss	36	81
Annuity payment	(12)	(28)

Projected benefit obligation – ending	$1,045	$932

Plan assets at fair value – beginning	$—	$—
Employer contribution	12	28
Settlements/payments	(12)	(28)

Plan assets at fair value – ending	$—	$—

Projected benefit obligation in excess of assets at fair value	$1,045	$932
Amount contributed in the fourth quarter	—	—

Accrued pension cost included in other liabilities	$1,045	$932

Assumptions:
Discount rate	5.50%	6.25%
Fee increase	3.00%	3.50%

Note 12 - Benefit Plans (Continued)

Directors’ Retirement Plan (Continued)

Net periodic pension cost for the years ended June 30, 2010 and 2009 included the following:

	2010	2009
	(Dollars In Thousands)

Service cost	$32	$27
Interest cost	57	51
Amortization of unrecognized loss	8	—
Amortization of unrecognized past service liability	11	11

Net periodic plan cost	$108	$89

Assumptions:
Discount rate	6.25%	6.75%
Fee increase	3.50%	4.00%

For the year ended June 30, 2011 the Savings Bank expects to contribute $54,000 to the plan.

Estimated future benefit payments for years ending June 30, which reflect expected future service, as appropriate, are as follows (in thousands):

2011	$54
2012	64
2013	88
2014	96
2015	103
2016 – 2020	664

As of June 30, 2010 and 2009, unrecognized past service liabilities and actuarial losses aggregating $205,000 and $188,000, respectively, were included, net of income taxes of $123,000 and $113,000, respectively, in accumulated other comprehensive loss. Approximately $21,000 of this amount is expected to be recognized as a component of net periodic plan cost during the year ending June 30, 2011.

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

The following table sets forth the plan’s funded status and activity for the years ended June 30, 2010 and 2009:

	2010	2009
	(Dollars In Thousands)

Actuarial present value of benefit obligations	$334	$328

Projected benefit obligation – beginning	$328	$267
Service cost	37	74
Interest cost	14	18
Adjustment for measurement date change	—	22
Actuarial (gain)	(45)	(53)

Projected benefit obligation – ending (accrued pension cost included in other liabilities)	$334	$328

Assumptions:
Discount rate	5.50%	6.25%
Fee increase	3.00%	3.50%

Net periodic plan cost for the years ended June 30, 2010 and 2009, included the following:

	2010	2009
	(Dollars In Thousands)

Service Cost	$37	$74
Interest Cost	14	18
Amortization of unrecognized gain	(14)	(13)
Net periodic plan cost	$37	$79

Assumptions:
Discount rate	6.25%	6.75%
Salary increase rate	3.50%	4.00%

Note 12 - Benefit Plans (Continued)

Executive Incentive Retirement Plan (Continued)

The contribution that was anticipated to be made during 2010 was not made due to reduced earnings.

For the year ending June 30, 2011, the Savings Bank expects to contribute $220,000 to the plan.    There were no contributions made to the plan for the years ended June 30, 2010 and 2009.

Estimated future benefit payments for the years ending June 30, which reflect expected future service, as appropriate, are as follows:

2011	$220
2012	6
2013	7
2014	10
2015	65
2016 – 2020	104

As of June 30, 2010 and 2009, actuarial gains of $187,000 and $156,000, respectively, were included, net of income taxes of $112,000 and $94,000, respectively, in accumulated other comprehensive income.  Approximately $19,000 of this amount is expected to be recognized as a component of net periodic plan cost during the year ending June 30, 2011.

401(k) Savings and Profit Sharing Plan

The Savings Bank sponsors a savings and profit sharing plan, pursuant to Section 401(k) of the Internal Revenue Code (“IRC”), for all eligible employees. The plan has a profit sharing component paid annually by the Savings Bank of 3% of each eligible employee’s compensation. Employees may also elect to defer up to 80% of their compensation, subject to IRC limitations. The Savings Bank will match 50% of the first 6% of the employee’s salary deferral up to a maximum of 3% of each employee’s compensation. The Plan expense amounted to approximately $128,000 and $114,000 for the years ended June 30, 2010 and 2009, respectively.

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

Note 12 - Benefit Plans (Continued)

The ESOP is accounted for in accordance with FSAB ASC 460, “Guarantees,” which was issued by the American Institute of Certified Public Accountants. Accordingly, ESOP shares pledged as collateral were initially recorded as unearned ESOP shares in the consolidated statements of financial condition. Thereafter, on a monthly basis, 1,405 shares are committed to be released, compensation expense is recorded equal to the number of shares committed to be released times the monthly average market price of the shares, and the committed shares become outstanding for basic earnings per common share computations. ESOP compensation expense was approximately $141,000 and $162,000 for the years ended June 30, 2010 and 2009, respectively.

ESOP shares at June 30 are summarized as follows:

	2010	2009

Allocated shares	50,586	33,724
Shares committed to be released	8,431	8,431
Unearned shares	143,325	160,187
Total ESOP Shares	202,342	202,342
Fair value of unearned shares	$1,083,537	$1,457,705

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

Management recognizes compensation expense for the fair value of the options, which have graded vesting, on a straight-line basis over the requisite service period of the awards. During the year ended June 30, 2010, approximately $166,000 in stock option expense was recorded along with income tax benefits of $23,000.

Note 12 - Benefit Plans (Continued)

A summary of stock option activity follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at June 30, 2008	275,410	$10.75	9.8 years	$—
Granted	0
Forfeited	0

Outstanding at June 30, 2009	275,410	10.75	8.8 years	$—
Granted	0
Forfeited	0			$—

Outstanding at June 30, 2010	275,410	10.75	7.8 years	$—

Exercisable at June 30, 2010	110,164	10.75	7.8 years	$—

Shares issued upon the exercise of stock options are planned to be issued from treasury stock. Expected future compensation expense relating to the 275,410 non-vested options outstanding at June 30, 2010 is $467,000 over a weighted average period of 2.85 years.

On November 9, 2009 Company’s stockholders approved an amendment to the 2008 Stock Compensation and Incentive Plan. The primary purpose of the Amendment to the 2008 Plan was to increase the number of shares of Company Common Stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of Restricted Stock Awards.  Such Restricted Stock Awards may be granted to officers, employees and directors of the Company or its subsidiary, the Savings Bank. On November 24, 2009, the Company purchased 110,164 shares at a purchase price of $932,000, which amount, in accordance with FASB ASC 718 guidance was charged to paid-in capital.  Pursuant to this plan, on December 14, 2009, the Board of Directors granted 110,164 shares to certain employees and directors.  The restricted stock awards are to be vested over a five year period and expensed accordingly based on the fair value at the date of grant.  For the fiscal year ended June 30, 2010, the Company amortized approximately $97,000 in expense pursuant to this plan along with an income tax benefit of $39,000, and did not incur any expense for the fiscal year ended June 30, 2009. Expected future compensation expense relating to the 110,164 unvested restricted stock awards outstanding at June 30, 2010 is $801,000 over a weighted average period of 4.45 years.

The following is a summary of the status of the Company’s non-vested restricted share awards as of June 30, 2010:

Weighted
Average
	Restricted	Grant Date
	Stock	Fair Value
Balance at June 30, 2009	$—	$—
Granted	110,164	8.15
Forfeited	—	—
Vested	—	—

Non-vested at June 30, 2010	$110,164	$8.15

Note 13 - Transactions with Officers and Directors

The Savings Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its officers, directors, their immediate families, and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons were indebted to the Savings Bank for loans totaling $11,252,000 and $11,581,000 at June 30, 2010 and 2009, respectively. During the year ended June 30, 2010, $3,908,000 of new loans and $4,237,000 of repayments were made.

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

Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible, core and risk-based capital as defined in the regulations. Management believes, as of June 30, 2010 and 2009, that the Savings Bank met all capital adequacy requirements to which it is subject.

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

Note 14 - Regulatory Capital (Continued)

The following tables present a reconciliation of GAAP capital and regulatory capital and information as to the Savings Bank’s capital levels at the dates presented:

		June 30,
		2010		2009
		(In Thousands)

GAAP capital		$33,435		$32,257
Investment in subsidiary		(640)			(641)
Accumulated other comprehensive loss		11		19

Core and tangible capital		32,806		31,635
Allowance for loan loss		2,588		1,808
Allowance for loan commitments		39		39
		35,433		33,482
Total Capital		$		$

					To be Well Capitalized
					under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
June 30, 2010:
Tangible	$32,806	9.07%	$5,423	>1.50%	N/A	N/A
Core (leverage)	32,806	9.07	14,460	>4.00	18,076	> 5.00%
Tier 1 risk-based	32,806	13.95	N/A	N/A	14,114	> 6.00
Total risk-based	35,433	15.06	18,818	>8.00	23,523	>10.00

June 30, 2009:
Tangible	$31,635	9.06% $	> 5,236	>1.50%	N/A	N/A
Core (leverage)	31,635	9.06	>13,963	>4.00	$ >17,454	> 5.00%
Tier 1 risk-based	31,635	13.32	N/A	N/A	>14,248	> 6.00
Total risk-based	33,482	14.10	>18,997	>8.00	>23,747	>10.00

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

Note 15 - Commitments and Contingencies (Continued)

At June 30, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2010	2009
	(In Thousands)

Commitments to grant loans	$4,863	$4,109
Unfunded commitments under lines of credit	25,646	27,665
Standby letters of credit	393	195

	$30,902	$31,969

At June 30, 2010, the commitments to grant loans included $2,813,000 of fixed rate mortgage loans with interest rates ranging from 5.00% to 5.50% and $2,050,000 of variable rate construction loans with initial interest rates of prime (as reported in the Wall Street Journal) +1.00% or 4.25%.  Of the unfunded commitments under lines of credit at June 30, 2010, $20,672,000 was available under a homeowner’s equity lending program, $550,000 was available under an overdraft protection lending program, $4,416,000 was available under commercial lines of credit and $8,000 was available under participation multi-family loans. Amounts outstanding under these programs have interest rates ranging from 1.00% below the prime rate to 4.00% over the prime rate. At June 30, 2010, there were no amounts drawn on standby letters of credit.

At June 30, 2009, the commitments to grant loans included $2,087,000 of fixed rate mortgage loans with interest rates ranging from 4.50% to 5.50% and $2,022,000 of variable rate construction loans with an initial interest rate of 4.25%. Of the unfunded commitments under lines of credit at June 30, 2009, $22,865,000 was available under a homeowner’s equity lending program, $478,000 was available under an overdraft protection lending program, $4,263,000 was available under commercial lines of credit and $59,000 was available under participation multi-family loans. Amounts outstanding under these programs have interest rates ranging from 1.50% below the prime rate (as reported in the Wall Street Journal) to 4.00% over the prime rate. At June 30, 2009, amounts drawn on standby letters of credit have rates of 1.00% over the rate being earned on the passbook collateralizing the credit.

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

Standby letters of credit are conditional commitments issued by the Savings Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Savings Bank requires collateral supporting these letters of credit when deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2010 and 2009 for guarantees under standby letters of credit issued is not material.

Note 16 - Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and to determined fair value disclosures.

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

Note 16 - Fair Value Measurements (Continued)

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

Trading Securities. Securities classified as trading securities are reported at fair value utilizing Level 1 inputs. For these securities, the Company arrives at the fair value based upon the quoted market price at the close of business on the last business day on or prior to the statement of financial position date.  At June 30, 2010 and 2009, the Company had 1,965 shares of Principal Financial Group stock in its trading security portfolio.

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$46	$—	$—	$46

	June 30, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$37	$—	$—	$37

Certain financial and non-financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summaries those assets measured at fair value on a non-recurring basis as of June 30, 2010 and 2009:

	June 30, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Impaired loans	$—	$—	$6,161	$6,161

Note 16 - Fair Value Measurements (Continued)

	June 30, 2009
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Impaired loans	$—	$—	$2,622	$2,622

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of its amortized cost basis or fair value.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Fair value is measured in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan” using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Impaired loans not requiring a specific allowance represent loans for which fair value equals or exceeds amortized cost basis.  Such loans are not included in the above table.  Impaired loans requiring specific allowances, and valued using Level 3 inputs, had principal balances totaling $7,544,000 and $3,201,000 at June 30, 2010 and 2009, respectively, with a related valuation allowance of $1,383,000 and $579,000, respectively, for the same period ending dates.

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

Note 16 - Fair Value Measurements (Continued)

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

As of June 30, 2010 and 2009, the fair value of the commitments to extend credit was not considered to be material.

Note 16 - Fair Value Measurements (Continued)

The following is a summary of fair value versus carrying value of financial instruments as of June 30, 2010 and 2009.

	2010		2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$21,144	$21,144	$9,499	$9,499
Trading securities	46	46	37	37
Securities held to maturity	47,477	48,026	44,687	44,642
Loans receivable	265,814	267,376	276,058	270,709
Federal Home Loan Bank stock	1,404	1,404	2,122	2,122
Accrued interest receivable	1,346	1,346	1,780	1,780

Financial liabilities:
Deposits	296,401	298,592	272,280	275,524
Advances from Federal Home Loan Bank of New York	20,000	23,058	36,218	40,608
Accrued interest payable	81	81	212	212

Note 17 - Parent Only Financial Statements

Statements of Financial Condition
	June 30,
	2010	2009
	(In Thousands)
Assets
Cash and due from banks	$4,922	$7,037
Loans receivable	1,621	1,748
Investment in subsidiaries	33,435	32,257
Other assets	155	99

Total Assets	$40,133	$41,141

Liabilities
Other liabilities	$165	$158
Total liabilities	165	158

Stockholders’ Equity
Common stock	562	562
Paid-in capital	23,651	24,348
Retained earnings	21,440	20,863
Unearned ESOP shares	(1,433)	(1,602)
Treasury Stock	(4,241)	(3,169)
Accumulated other comprehensive loss	(11)	(19)

Total Stockholders’ Equity	39,968	40,983

Total Liabilities and Stockholders’ Equity	$40,133	$41,141

Statements of Income
	Years Ended June 30,
	2010	2009
	(In Thousands)
Equity in undistributed earnings of subsidiaries	$867	$267
Interest income	140	150
Non-interest expense	(224)	(223)

Income Before Income Taxes	783	194

Income tax (benefit) expense	(23)	(18)

Net Income	$806	$212

Note 17 - Parent Only Financial Statements (Continued)

Statements of Cash Flows
	Years Ended June 30,
	2010	2009
	(In Thousands)
Cash Flows from Operating Activities
Net income	$806	$212
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(867)	(267)
Net change in other assets and liabilities	64	33

Net Cash (Used in) Operating Activities	3	(22)

Cash Flows from Investing Activities
Repayment of ESOP loan receivable	127	117

Net Cash Provided by Investing Activities	127	117

Cash Flows from Financing Activities
Dividends paid to minority stockholders	(241)	(260)
Purchase of treasury stock	(1,072)	(2,560)
Purchase of stock for restricted stock award program	(932)	—

Net Cash (Used in) Financing Activities	(2,245)	(2,820)

Net (Decrease) in Cash and Cash Equivalents	(2,115)	(2,725)

Cash and Cash Equivalents - Beginning	7,037	9,762

Cash and Cash Equivalents - Ending	$4,922	$7,037

Note 18 - Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2010 and 2009:

	Year Ended June 30, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except per Share Data)

Interest income	$4,280	$4,282	$4,175	$4,113
Interest expense	1,747	1,633	1,442	1,333

Net Interest Income	2,533	2,649	2,733	2,780

Provision for loan losses	345	405	375	475

Net Interest Income after Provision for Loan Losses	2,188	2,244	2,358	2,305

Non-interest income	167	156	166	156
Non-interest expenses	2,042	2,023	2,195	2,189

Income before Income Taxes	313	377	329	272

Income taxes	119	144	124	98

Net Income	$194	$233	$205	$174

Earnings per share:
Basic and diluted	$0.04	$0.05	$0.04	$0.03

Note 18 - Quarterly Results of Operations (Unaudited) (Continued)

	Year Ended June 30, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)

Interest income	$4,161	$4,177	$4,140	$4,058
Interest expense	2,062	2,001	1,940	1,781

Net Interest Income	2,099	2,176	2,200	2,277

Provision for loan losses	65	67	91	560

Net Interest Income after Provision for Loan Losses	2,034	2,109	2,109	1,717

Non-interest income	166	108	104	168
Non-interest expenses	1,923	2,003	2,026	2,221

Income (loss) before Income Taxes	277	214	187	(336)

Income tax expense (benefit)	106	81	71	(128)

Net Income (loss)	$171	$133	$116	$(208)

Earnings (loss) per share:
Basic and diluted	$0.03	$0.03	$0.02	$(0.04)

Note 19 – Recent Accounting Pronouncements

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

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This Update codifies the consensus reached in EITF Issue No. 09-E, “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash.”  This Update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a

Note 19 – Recent Accounting Pronouncements (Continued)
retrospective basis.  The implementation of this update had no effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, of the unimplemented sections of the pronouncement and the effects it will have on its consolidated financial statements.  The applicable disclosures implemented did not have a material effect on the Company’s financial statements.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments. The amendments in this Update apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

Note 19 – Recent Accounting Pronouncements (Continued)

The effective date of ASU 2010-20 differs for public and nonpublic companies.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 28, 2010.

MSB FINANCIAL CORP.
/s/ Gary T. Jolliffe
	By:	Gary T. Jolliffe
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on September 28, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

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