Form 10-Q
period 2010-09-30
MSB FINANCIAL CORP.
filed 2010-11-15
CIK 1374783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 12, 2010:

$0.10 par value common stock 5,180,168 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at September 30, 2010 and June 30, 2010	2

	Consolidated Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2010 and 2009	3

	Consolidated Statements of Cash Flows for the Three Months
	Ended September 30, 2010 and 2009	4

	Notes to Consolidated Financial Statements	5

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4:	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	23

Item 1A:	Risk Factors	23

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3:	Defaults Upon Senior Securities	23

Item 4:	[Removed and Reserved]	23

Item 5:	Other Information	23

Item 6:	Exhibits	23

SIGNATURES		24

CERTIFICATIONS

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	June 30,
	2010	2010
	(Dollars in Thousands, except Share and Per Share Amount)

Cash and due from banks	$16,985	$12,763
Interest-earning demand deposits with banks	5,443	8,381

Cash and Cash Equivalents	22,428	21,144

Trading securities	51	46
Securities held to maturity (fair value of $46,646 and $48,026, respectively)	45,952	47,477
Loans receivable, net of allowance for loan losses of $2,830 and $2,588, respectively	263,108	265,814
Other real estate	1,463	1,067
Premises and equipment	10,288	10,435
Federal Home Loan Bank of New York stock, at cost	1,404	1,404
Bank owned life insurance	5,766	5,717
Accrued interest receivable	1,398	1,346
Deferred income taxes	2,175	2,156
Other assets	1,885	2,137

Total Assets	$355,918	$358,743

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$12,304	$11,552
Interest bearing	281,009	284,849

Total Deposits	293,313	296,401

Advances from Federal Home Loan Bank of New York	20,000	20,000
Advance payments by borrowers for taxes and insurance	159	297
Other liabilities	2,223	2,077

Total Liabilities	315,695	318,775

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,180,168 and 5,183,468 shares outstanding	562	562
Paid-in capital	23,727	23,651
Retained earnings	21,600	21,440
Unearned ESOP shares	(1,391)	(1,433)
Treasury stock, at cost, 440,457 and 437,157 shares, respectively	(4,265)	(4,241)
Accumulated other comprehensive loss	(10)	(11)

Total Stockholders’ Equity	40,223	39,968

Total Liabilities and Stockholders’ Equity	$355,918	$358,743
See notes to consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
	(In Thousands, Except
	Per Share Amounts)
Interest Income:
Loans receivable, including fees	$3,444	$3,713
Securities held to maturity	432	534
Other	27	33
Total Interest Income	3,903	4,280

Interest Expense
Deposits	1,013	1,435
Borrowings	173	312

Total Interest Expense	1,186	1,747

Net Interest Income	2,717	2,533

Provision for Loan Losses	475	345

Net Interest Income after Provision for Loan Losses	2,242	2,188

Non-Interest Income
Fees and service charges	177	80
Income from bank owned life insurance	49	43
Unrealized gain on trading securities	5	17
Other	26	27
Total Non-Interest Income	257	167

Non-Interest Expenses
Salaries and employee benefits	969	920
Directors compensation	109	89
Occupancy and equipment	385	396
Service bureau fees	99	96
Advertising	66	68
FDIC assessment	126	115
Other	399	358
Total Non-Interest Expenses	2,153	2,042

Income before Income Taxes	346	313
Income Taxes	131	119
Net Income	215	194
Amortization component of net periodic pension cost,
net of tax	1	1

Total Comprehensive Income	$216	$195
Weighted average number of shares of common stock
Outstanding basic and diluted	5,040	5,139
Earnings per share - basic and diluted	$0.04	$0.04

See notes to consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended September 30,
	2010	2009
	(In Thousands)
Cash Flows from operating activities:
Net Income	$215	$194
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Net (accretion) of securities discounts and deferred loan fees and costs	(20)	(24)
Depreciation and amortization of premises and equipment	162	177
Amortization component of restricted stock award	45	—
ESOP compensation	32	39
Stock based compensation	41	41
Provision for loan losses	475	345
Earnings on bank owned life insurance	(49)	(43)
Unrealized (gain) on trading securities	(5)	(17)
(Increase) in accrued interest receivable	(52)	(5)
Deferred income taxes	(19)	(72)
Decrease (increase) in other assets	252	(727)
Increase in other liabilities	156	16
(Decrease) in accrued interest payable	(1)	(55)
Net Cash Provided by (Used in) Operating Activities	1,232	(131)

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(16,247)	(13,000)
Maturities, calls and principal repayments	17,772	7,155
Net decrease (increase) in loans receivable	1,451	(3,904)
Purchase of premises and equipment	(15)	(14)
Redemption of Federal Home Loan Bank of New York stock	—	280
Proceeds from the sale of other real estate	404	—
Net Cash Provided by (Used in) Investing Activities	3,365	(9,483)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(3,088)	14,316
Repayments of long-term borrowings	—	(6,218)
Decrease in advance payments by borrowers for taxes and insurance	(138)	(28)
Dividends paid to minority shareholders	(63)	(62)
Purchase of treasury stock	(24)	(362)

Net Cash (Used in) Provided by Financing Activities	(3,313)	7,646

Net Increase (Decrease) in Cash and Cash Equivalents	1,284	(1,968)
Cash and Cash Equivalents – Beginning	21,144	9,499
Cash and Cash Equivalents – Ending	$22,428	$7,531

Supplementary Cash Flows Information
Interest paid	$1,186	$1,802
Loan receivable transferred to real estate owned	$800	$328

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

A Registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Bank’s newly established Employee Stock Ownership Plan (“ESOP”). Net proceeds of the offering totaled approximately $24.5 million. Concurrent with closing of the offering, the MHC received 3,091,344 shares of Company stock in exchange for the 10,000 shares previously owned by the MHC. The MHC is the majority stockholder of the Company owning 59.68% of the outstanding common stock at September 30, 2010.

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

Note 2 – Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiary, Millington Savings Service Corp. All significant inter-company accounts and transactions have been eliminated in consolidation. These consolidated statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X, and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The Millington Savings Service Corp. is inactive.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at September 30, 2010 and June 30, 2010 and for the three months ended September 30, 2010 and 2009. The results of operations for the three months ended September 30, 2010 and 2009 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

    The data in the consolidated statement of financial condition for June 30, 2010 was derived from the Company’s audited consolidated financial statements for that date. That data, along with the interim financial information presented in the consolidated statements of financial position, income and comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 2010, including the notes thereto included in the Company’s Annual Report on Form 10-K.

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

    Certain prior period amounts have been reclassified, when necessary, to conform to the current year’s presentation. Such reclassifications did not have a material impact on the consolidated financial statements.

Note 3 – Subsequent Events

    In accordance with ASC Topic 855, “Subsequent Events”’ management has evaluated potential subsequent events through the date the consolidated financial statements were issued. See Note 9.

Note 4 – Earnings Per Share

    Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings per share did not differ from basic earnings per share for the three months ended September 30, 2010 and 2009, as the 275,410 weighted average number of outstanding stock options were all anti-dilutive.

Note 5 – Stock Based Compensation

    On March 10, 2008 the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan. This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the shares on the grant date. The fair value of these options was estimated to be $ 2.99 per share based on the Black-Scholes model. At September 30, 2010, the total future expense to be recorded for the stock option grants is $425,000 over a weighted average period of 2.6 years.  Options are exercisable for 10 years from date of grant.  The Company expensed $41,000 and $41,000 the three months month periods ended September 30, 2010 and 2009, respectively.

On November 9, 2009 Company’s stockholders approved an amendment to the 2008 Stock Compensation and Incentive Plan. The primary purpose of the Amendment to the 2008 Plan is to increase the number of shares of Company Common Stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of Restricted Stock Awards.  Such Restricted Stock Awards may be granted to officers, employees and directors of the Company or its subsidiary, Millington Savings Bank. On November 24, 2009, the Company purchased 110,164 shares at a purchase price of $932,000, which amount, in accordance with FASB guidance was charged to paid-in capital.  Pursuant to this plan, on December 14, 2009, the Board of Directors granted 110,164 shares to certain employees and directors.  The restricted stock awards are to be vested over a five year period and expensed accordingly based on the fair value at the date of grant.  During the three month period ended September 30, 2010, the Company amortized $45,000 in expense pursuant to this plan.

Note 6 - Fair Value Measurements

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2010 and June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$51	$—	$—	$51

	June 30, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$46	$—	$—	$46

Certain financial and non-financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summaries those assets measured at fair value on a non-recurring basis as of September 30, 2010 and June 30, 2010:

	September 30, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Impaired loans	$—	$—	$5,911	$5,911

	June 30, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Impaired loans	$—	$—	$6,161	$6,161

Other real estate is generally carried at fair value, which value is determined based upon independent third-party appraisals of the properties, based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

An impaired loan is evaluated and valued at the time the loan is identified as impaired at the lower of its amortized cost basis or fair value.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Fair value is measured in accordance with ASC 310, “Accounting by Creditors for Impairment of a Loan” using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Impaired loans not requiring a specific allowance represent loans for which fair value equals or exceeds amortized cost basis of the loan.  Such loans are not included in the above table since they are not measured at fair value.  Impaired loans requiring specific allowances, and valued using Level 3 inputs, primarily appraisals, had principal balances totaling $7,446,000 and $7,544,000 at September 30, 2010 and June 30, 2010, respectively, with a valuation allowance of $1,535,000 and $1,383,000 at September 30, 2010 and June 30, 2010 respectively.

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

Loans Receivable

The fair value of loans is based upon a multitude of sources, including assumed current market rates by category and the Bank’s current offering rates.  Both fixed and variable rate loan fair values are derived at using a discounted cash flow methodology.  For variable rate loans, repricing terms; including next reprice date, reprice frequency and reprice rate are factored into the discounted cash flow formula.

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

As of September 30, 2010 and June 30, 2010, the fair value of the commitments to extend credit was not considered to be material and was not included in the table below.

The carrying amounts and estimated fair values of financial instruments as of September 30, 2010 and June 30, 2010, were as follows:

	September 30, 2010		June 30, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$22,428	$22,428	$21,144	$21,144
Trading securities	51	51	46	46
Securities held to maturity	45,952	46,646	47,477	48,026
Loans receivable	263,108	268,723	265,814	267,376
Federal Home Loan Bank stock	1,404	1,404	1,404	1,404
Accrued interest receivable	1,398	1,398	1,346	1,346

Financial liabilities:
Deposits	293,313	295,757	296,401	298,592
Advances from Federal Home Loan Bank of New York	20,000	23,401	20,000	23,058
Accrued interest payable	80	80	81	81

Note 7 - Securities Held to Maturity

The amortized cost of securities held to maturity and their approximate fair values as of September 30, 2010 and June 30, 2010, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010	(In Thousands)

U.S U.S. Government Agencies:
Due within one year	$2,000	$—	$—	$2,000
Due after one through five years	—	—	—	—
Due after five through ten years	14,500	65	—	14,565
Due after ten years	27,769	531	—	28,300

	44,269	596	—	44,865

Mortgage-backed securities	1,683	98	—	1,781

	$45,952	$694	$—	$46,646

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010	(In Thousands)

U.S U.S. Government Agencies:
Due within one year	$2,000	$5	$—	$2,005
Due after one through five years	—	—	—	—
Due after five years through ten years	14,772	55	—	14,827
Due after ten years	28,000	294	1	28,293

	44,772	354	1	45,125

Mortgage-backed securities	2,705	196	—	2,901

	$47,477	$550	$1	$48,026

All mortgage-backed securities at September 30, 2010 have been issued by FNMA, FHLMC or GNMA and are secured by 1-4 family residential real estate. The amortized cost and estimated fair value of securities held to maturity at September 30, 2010 and June 30, 2010, as shown above, are reported by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of trading securities or securities held to maturity during the three months ended September 30, 2010 or 2009.  At September 30, 2010 and June 30, 2010, securities held to maturity with a carrying value of approximately $1,000,000 and $453,000, respectively were pledged to secure public funds on deposit and the treasury, tax and loan account.

The following table shows the gross unrealized losses and fair value of securities in an unrealized loss position as of June 30, 2010, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
June 30, 2010:
U.S. Government agencies	$3,499	$1	$—	$—	$3,499	$1
Mortgage-backed securities	—	—	—	—	—	—

	$3,499	$1	$—	$—	$3,499	$1

At September 30, 2010, there were no unrealized losses on U.S. Government Agency bonds and mortgage-backed securities.

Note 8 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended
	September 30,
	2010	2009
	(In Thousands)
Service Cost	$17	$17
Interest Cost	17	18
Amortization of Unrecognized (Gain)	(2)	(1)
Amortization of Past Service Liability	3	2
	$35	$36

As of September 30, 2010, the Bank expects to contribute $205,000 to the plans for the remainder of the fiscal year.

Note 9 – Stock Repurchase Plan

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

On March 12, 2010, the Company announced the Board of Directors had authorized a fifth stock repurchase program pursuant to which the Company intends to repurchase up to an additional 5%, or 108,427 shares.  The timing of the repurchases depended on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Repurchased shares are held as treasury stock and are available for general corporate purposes.  As of June 30, 2010, the Company repurchased 76,419 shares authorized under this repurchase program.

During the three months ended September 30, 2010, an aggregate of 3,300 shares were repurchased under the aforementioned plans at a cost of $24,000 or $7.27 per share.  As of September 30, 2010, the Company repurchased 79,719 shares authorized under this repurchase program.

On October 12, 2010, the Company announced the Board of Directors had authorized a sixth stock repurchase program pursuant to which the Company intends to repurchase the balance of shares that were still outstanding from the fifth stock repurchase program which expired on September 15, 2010. Under this program, the Company intends to repurchase up to 28,708 shares.  As of November 12, 2010 no shares were purchased under this program.

Note 10 – Dividends on Common Stock

The MHC has waived its right, upon the non-objection of the Office of Thrift Supervision, to receive cash dividends declared on the 3,091,344 shares of Company common stock that it owns. Such dividends amounted to approximately $93,000 during the quarter ended September 30, 2010. As of September 30, 2010, the aggregate amount of dividends waived by the MHC was approximately $1,113,000.

Note 11 – Recent Accounting Pronouncements

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

The amendments in this ASU apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments. The amendments in this ASU apply to all public and nonpublic entities with financing receivables.  Financing receivables include loans and trade accounts receivable.  However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

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

Comparison of Financial Condition at September 30, 2010 and June 30, 2010

General. Total assets were $355.9 million at September 30, 2010, compared to $358.7 million at June 30, 2010, a decrease of $2.8 million or 0.79%. The Company experienced a $2.7 million or 1.02% decrease in loans receivable, net, and a $1.5 million or 3.21% decrease in securities held to maturity, while cash and cash equivalent balances increased $1.3 million or 6.07%.  Deposits decreased by $3.1 million or 1.04%, while advances from the Federal Home Loan Bank of NY remained the same at September 30, 2010 and June 30, 2010.  The decrease in loans receivable, net, was primarily due to loan payments exceeding new loan originations, whereas the reduction in securities held to maturity was primarily the result of securities being called, creating an increase in cash and cash equivalents.

Total assets decreased by $2.8 million or 0.79% between periods, while total liabilities decreased by $3.1 million or 0.97%, and the ratio of average interest-earning assets to average-interest bearing liabilities decreased to 105.93% for the three months ended September 30, 2010 as compared to 109.04% for year ended June 30, 2010.  Stockholders’ equity increased by $255,000 or 0.64% to $40.2 million at September 30, 2010 compared to $40.0 million at June 30, 2010.

Loans. Loans receivable, net, declined $2.7 million, or 1.02% from $265.8 million at June 30, 2010 to $263.1 million at September 30, 2010. As a percentage of assets, loans decreased to 73.9% from 74.1%. The Bank’s construction loans grew by $2.1 million or 12.6%, as did commercial loans by $157,000 and overdraft protection loans by $7,000 or 1.7% and 3.9%, respectively, between June 30, 2010 and September 30, 2010.  Home equity loans decreased $2.6 million or 4.6%, as did one-to-four family loans by $1.6 million or 1.0% and multi-family loans by $520,000 or 1.5%.  Deposit account, automobile and personal loans also decreased by $6,000 or 1.3%, $4,000 or 1.7% and $2,000 or 4.6%, respectively, between June 30, 2010 and September 30, 2010.

Securities. Our portfolio of securities held to maturity was at $46.0 million at September 30, 2010 as compared to $47.5 million at June 30, 2010. Maturities, calls and principal repayments during the three months ended September 30, 2010 totaled $17.7 million.  We purchased $16.2 million of new securities during the three months ended September 30, 2010.

Deposits. Total deposits at September 30, 2010 were $293.3 million, a $3.1 million decrease as compared to $296.4 million at June 30, 2010.  Savings and club accounts decreased by $2.3 million, certificate of deposit accounts decreased by $397,000, and demand accounts, in the aggregate, decreased by $343,000.

Borrowings. Total borrowings at September 30, 2010 and June 30, 2010 amounted to $20.0 million.  The Bank did not make any long term borrowings during the three months ended September 30, 2010 and did not have short-term borrowings at September 30, 2010 and June 30, 2010.

Equity. Stockholders’ equity was $40.2 million at September 30, 2010 compared to $40.0 at June 30, 2010. Treasury stock increased by $24,000 due to repurchases.  Other changes in equity were due to the declaration of $55,000 in cash dividends declared on our common stock, offset by $215,000 in net income, $1,000 in accumulated other comprehensive income, $45,000 in amortization of restricted stock awards, $32,000 in ESOP shares earned and $41,000 in stock based compensation.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General. Our net income for the three months ended September 30, 2010 was $215,000, compared to net income of $194,000 for the three months ended September 30, 2009. The $21,000 increase in net income was due to increases in net interest income and non-interest income which more than offset increases in provision for loan losses, non-interest expenses and income taxes.

Net Interest Income. Net interest income for the three months ended September 30, 2010 amounted to $2.7 million compared to $2.5 million for the three months ended September 30, 2009. The $184,000 increase in net interest income was the result of a $561,000 decrease in total interest expense offset by a $377,000 reduction in interest income.

The decrease in total interest income for the three months ended September 30, 2010, resulted from a 3.1% decrease in the average balance of interest-earning assets and a 30 basis point decrease in the average yield thereon. The decrease of $10.5 million or 3.7% decrease in average loan receivable balances and a decrease in average yield from 5.31% to 5.12% for the three month period ended September 30, 2010, compared to the three month period ended September 30, 2009, was responsible for the decrease of $269,000 or 7.2% in loan receivable interest income.  The decrease of $883,000 or 2.0% in average securities held to maturity balances in addition to a 83 basis point reduction in average yield from 4.79% to 3.96% resulted in a decrease of $102,000 or 19.1% in income on securities held to maturity for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, whereas other interest income decreased by $6,000 for the same period.

The $561,000 decrease in interest expense for the three months ended September 30, 2010 from the three months ended September 30, 2009, was attributable to lower interest rates on deposits, tempered by an increase in deposit balances during the period.  The average cost of deposits decreased by 72 basis points to 1.42%, and the average balance of deposits increased by $16.0 million or 5.9% between periods, resulting in a $422,000 decrease in interest expense on deposits. Total interest expense on borrowings decreased by $139,000 from $312,000 for the three months ended September 30, 2009 to $173,000 for the three months ended September 30, 2010 as the result of a $12.7 million decrease in average borrowings.

Provision for Loan Losses. A loan loss provision of $475,000 was made during the three months ended September 30, 2010 compared to a provision of $345,000 during the three months ended September 30, 2009.  The allowance for loan losses totaled $2.8 million, $2.6 million and $2.1 million respectively, at September 30, 2010, June 30, 2010, and September 30, 2009, or 1.0%, 0.9%, and 0.8%, respectively, of total loans. The ratio of non-performing loans to total loans was 5.8% at September 30, 2010, as compared to 5.7% at June 30, 2010, and 4.1% at September 30, 2009.  During the three months ended September 30, 2010, there was $233,000 in charge-offs and no recoveries. During the three months ended September 30, 2009, there was $6,000 in charge-offs and no recoveries.  The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon the volume and types of lending, delinquency levels, loss experience, the amount of impaired and classified loans, economic conditions and other factors related to the collectability of the loan portfolio.

     Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash surrender value of our bank owned life insurance and a $78,000 prepayment penalty received during the three months ended September 30, 2010 on the early prepayment of an investment security.  Non-interest income rose by $90,000 to $257,000 for the three months ended September 30, 2010 from $167,000 for the three months ended September 30, 2009.

Non-Interest Expenses. Total non-interest expenses grew by $111,000 or 5.4% for the three months ended September 30, 2010 to $2.1 million compared to $2.0 million for the same period in 2009.

Salaries and employee benefits expense totaled $969,000 for the three months ended September 30, 2010, a $49,000 or 5.3% increase over the $920,000 for the three months ended September 30, 2009 due to normal salary increases and the amortization expense related to the restricted stock award plan that was implemented in December 2009.  Correspondingly, directors’ compensation increased by $20,000 or 22.5% to $109,000 for the three months ended September 30, 2010 compared to $89,000 the three months ended September 30, 2009 primarily due to the amortization expense related to the restricted stock award program.  Other non-interest expense increased by $41,000 or 11.5% from $358,000 for the three months ended September 30, 2009 to $399,000 for the three months ended September 30, 2010 due in part to an increase in other real estate expense.  FDIC insurance premium expense increased by $11,000 or 9.6% from $115,000 to $126,000, as did service bureau fees by $3,000 or 3.1%, from $96,000 to $99,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  Occupancy and equipment expense and advertising expense decreased by $11,000 and $2,000 or 2.8% and 2.9%, respectively, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Income Taxes. Income tax expense for the three months ended September 30, 2010 was $131,000 or 37.9% of income before income taxes as compared to $119,000 or 38.0% of income before income taxes for the three months ended September 30, 2009.

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

At September 30, 2010, the Bank had outstanding commitments to originate loans of $2.7 million, construction loans in process of $4.4 million, unused lines of credit of $24.7 million (including $21.0 million for home equity lines of credit), and standby letters of credit of $393,000. Certificates of deposit scheduled to mature in one year or less at September 30, 2010, totaled $81.4 million.

As of September 30, 2010, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required.  At September 30, 2010, the total loans to deposits ratio was 89.7%. At September 30, 2010, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $89.4 million, of which $20.0 million was outstanding. As of September 30, 2010, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2010, the Bank exceeded all applicable regulatory capital requirements.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Millington Savings Bank’s facilities. These financial instruments may include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At September 30, 2010, our significant off-balance sheet commitments consisted of commitments to originate loans of $2.7 million, construction loans in process of $4.4 million, unused lines of credit of $24.7 million (including $21.0 million for home equity lines of credit), and standby letters of credit of $393,000.

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

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2010.

    No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at September 30, 2010 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2010.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2010	2,000	$7.21	2,000	30,008
August 1 through 31, 2010	1,300	7.35	1,300	28,708
September 1 through 30, 2010	—	—	—	28,708
Total	3,300	$7.27	3,300

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – [REMOVED AND RESERVED]

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

MSB FINANCIAL CORP.
(Registrant)

Date November 15, 2010	/s/ Gary T. Jolliffe
Gary T. Jolliffe
President and Chief Executive Officer

Date November 15, 2010	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer