Form 10-Q
period 2010-12-31
MSB FINANCIAL CORP.
filed 2011-02-14
CIK 1374783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 10, 2011:

$0.10 par value common stock 5,174,103 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at December 31, 2010 and June 30, 2010	2

	Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended December 31, 2010 and 2009	3

	Consolidated Statements of Cash Flows for the Six Months
	Ended December 31, 2010 and 2009	4

	Notes to Consolidated Financial Statements	5

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	22

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4:	Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	30

Item 1A:	Risk Factors	30

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3:	Defaults Upon Senior Securities	31

Item 4:	[Removed and Reserved]	31

Item 5:	Other Information	31

Item 6:	Exhibits	31

SIGNATURES		32

CERTIFICATIONS

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31,	June 30,
	2010	2010
	(Dollars in Thousands, except Share and Per Share Amount)

Cash and due from banks	$9,613	$12,763
Interest-earning demand deposits with banks	5,394	8,381

Cash and Cash Equivalents	15,007	21,144

Trading securities	64	46
Securities held to maturity (fair value of $49,038 and $48,026, respectively)	48,858	47,477
Loans receivable, net of allowance for loan losses of $3,146 and $2,588, respectively	262,780	265,814
Other real estate	1,307	1,067
Premises and equipment	10,166	10,435
Federal Home Loan Bank of New York stock, at cost	1,404	1,404
Bank owned life insurance	5,816	5,717
Accrued interest receivable	1,362	1,346
Deferred income taxes	2,175	2,156
Other assets	1,653	2,137

Total Assets	$350,592	$358,743

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$12,171	$11,552
Interest bearing	275,758	284,849

Total Deposits	287,929	296,401

Advances from Federal Home Loan Bank of New York	20,000	20,000
Advance payments by borrowers for taxes and insurance	126	297
Other liabilities	2,213	2,077

Total Liabilities	310,268	318,775

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,174,603 and 5,183,468 shares outstanding	562	562
Paid-in capital	23,799	23,651
Retained earnings	21,621	21,440
Unallocated common stock held by ESOP	(1,349)	(1,433)
Treasury stock, at cost, 446,022 and 437,157 shares, respectively	(4,299)	(4,241)
Accumulated other comprehensive loss	(10)	(11)

Total Stockholders’ Equity	40,324	39,968

Total Liabilities and Stockholders’ Equity	$350,592	$358,743
See notes to consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In Thousands, except per share amounts)
Interest Income:
Loans receivable, including fees	$3,374	$3,637	$6,818	$7,350
Securities held to maturity	421	613	853	1,147
Other	31	32	58	65
Total Interest Income	3,826	4,282	7,729	8,562

Interest Expense
Deposits	907	1,355	1,920	2,790
Borrowings	172	278	345	590
Total Interest Expense	1,079	1,633	2,265	3,380

Net Interest Income	2,747	2,649	5,464	5,182

Provision for Loan Losses	350	405	825	750

Net Interest Income after Provision for Loan Losses	2,397	2,244	4,639	4,432

Non-Interest Income
Fees and service charges	101	96	278	176
Income from bank owned life insurance	49	45	98	88
Unrealized gain (loss) on trading securities	13	(7)	18	10
Other	26	22	52	49
Total Non-Interest Income	189	156	446	323

Non-Interest Expenses
Salaries and employee benefits	984	914	1,953	1,834
Directors compensation	111	92	220	181
Occupancy and equipment	420	389	805	785
Service bureau fees	107	103	206	199
Advertising	52	51	118	119
FDIC assessment	127	121	253	236
Other	566	353	965	711
Total Non-Interest Expenses	2,367	2,023	4,520	4,065

Income before Income Taxes	219	377	565	690
Income Taxes	99	144	230	263
Net Income	120	233	335	427
Amortization component of net periodic pension cost, net of tax	--	1	1	2

Total Comprehensive Income	$120	$234	$336	$429
Weighted average number of shares of common stock
Outstanding - basic and diluted	5,042	5,107	5,041	5,123
Earnings per common share - basic and diluted	$.02	$.05	$.07	$.08
Dividends Declared per common share	$.03	$.03	$.06	$.06

See notes to consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited

	Six Months Ended December 31,
	2010	2009
	(In Thousands)
Cash Flows from operating activities:
Net Income	$335	$427
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Net (accretion) of securities discounts and deferred loan fees and costs	(38)	(55)
Depreciation and amortization of premises and equipment	326	348
Stock based compensation and allocation of ESOP stock	232	164
Provision for loan losses	825	750
Loss on sale of real estate	71	—
Earnings on bank owned life insurance	(99)	(88)
Unrealized (gain) on trading securities	(18)	(10)
(Increase) in accrued interest receivable	(16)	(156)
Deferred income taxes	(19)	(288)
Decrease (increase) in other assets	484	(1,740)
Increase (decrease) increase in other liabilities	108	(352)
Net Cash Provided by (Used in) Operating Activities	2,191	(1,000)

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(21,247)	(15,000)
Maturities, calls and principal repayments	19,864	7,350
Net decrease in loans receivable	1,319	956
Purchase of premises and equipment	(57)	(55)
Purchase of bank owned life insurance	—	(639)
Redemption of Federal Home Loan Bank of New York stock	—	505
Proceeds from the sale of other real estate	729	—
Investment in other real estate	(110)	—
Net Cash Provided by (Used in) Investing Activities	498	(6,883)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(8,472)	24,119
Repayments of long-term borrowings	—	(11,218)
(Decrease) in advance payments by borrowers for taxes and insurance	(171)	(73)
Dividends paid to minority stockholders	(125)	(122)
Purchase of treasury stock	(58)	(459)
Purchase of stock for restricted stock award	—	(932)
Net Cash (Used in) Provided by Financing Activities	(8,826)	11,315

Net (decrease) increase in Cash and Cash Equivalents	(6,137)	3,432
Cash and Cash Equivalents – Beginning	21,144	9,499
Cash and Cash Equivalents – Ending	$15,007	$12,931

Supplementary Cash Flows Information
Interest paid	$2,264	$3,442
Income taxes paid	$97	$649
Loan receivable transferred to real estate owned	$930	$592

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

A Registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Bank’s newly established Employee Stock Ownership Plan (“ESOP”). Net proceeds of the offering totaled approximately $24.5 million. Concurrent with closing of the offering, the MHC received 3,091,344 shares of Company stock in exchange for the 10,000 shares previously owned by the MHC. The MHC is the majority stockholder of the Company owning 59.74% of the outstanding common stock at December 31, 2010.

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at December 31, 2010 and June 30, 2010 and for the three and six months ended December 31, 2010 and 2009. The results of operations for the three and six months ended December 31, 2010 and 2009 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

Note 4 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, exclusive of the unallocated shares held by the Employee Stock Ownership Plan (“ESOP”) and unvested shares of restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings per share did not differ from basic earnings per share for the three and six months ended December 31, 2010 and 2009, as the 275,410 weighted average number of outstanding stock options were all anti-dilutive.

Note 5 – Stock Based Compensation

On March 10, 2008 the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan. This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the shares on the grant date. The grant date fair value of the options was estimated to be $ 2.99 per share based on the Black-Scholes option pricing model. Options are exercisable for 10 years from date of grant.  At December 31, 2010, stock based compensation expense not yet recognized in income amounted to $384,000 which is expected to be

recognized over a weighted average remaining period of 2.4 years.    The Company recognized stock based compensation expense related to these awards of $41,000 and $82,000 for the three and six month periods ended December 31, 2010 and 2009, respectively.

On November 9, 2009 Company’s stockholders approved an Amendment to the 2008 Stock Compensation and Incentive Plan. The primary purpose of the Amendment to the 2008 Plan was to increase the number of shares of Company common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of restricted stock awards.  Such restricted stock awards may be granted to officers, employees and directors of the Company or its subsidiary, Millington Savings Bank. On November 24, 2009, the Company purchased 110,164 shares of the Company common stock for an aggregate purchase price of $932,000.  On December 14, 2009, the Board of Directors granted the 110,164 shares to certain employees and directors.  The restricted stock awards are to be vested over a five year period and expensed over that time based on the fair value of the stock at the date of grant.  During the three and six month periods ended December 31, 2010, the Company recognized stock based compensation expense related to these awards of $45,000 and $90,000, respectively. As of December 31, 2010, $745,000 in stock based compensation expense related to these awards remains to be recognized.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$64	$—	$—	$64

	June 30, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$46	$—	$—	$46

Securities classified as trading securities are reported at fair value utilizing Level 1 inputs. For these securities, the Company arrives at the fair value based upon the quoted market price at the close of business on the last business day on or prior to the statement of financial position date.

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summaries those assets measured at fair value on a non-recurring basis as of December 31, 2010 and June 30, 2010:

	December 31, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Other real estate	$—	$—	$—	$—
Impaired loans	$—	$—	$4,833	$4,833

	June 30, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Other real estate	$—	$—	$—	$—
Impaired loans	$—	$—	$6,161	$6,161

Other real estate is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of December 31, 2010 and June 30, 2010 there was no impairment in other real estate below its cost basis.

An impaired loan is measured for impairment at the time the loan is identified as impaired.  Loans are considered impaired when based on current information and events it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  The Company’s impaired loans are generally collateral dependent and, as such, are carried at the lower of cost or estimated fair value less estimated selling costs.  Fair values are estimated through current appraisals and adjusted as necessary to reflect current market conditions and as such are classified as Level 3.

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

The carrying amounts and estimated fair values of financial instruments as of December 31, 2010 and June 30, 2010, were as follows:

	December 31, 2010		June 30, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$15,007	$15,007	$21,144	$21,144
Trading securities	64	64	46	46
Securities held to maturity	48,858	49,038	47,477	48,026
Loans receivable (1)	262,780	267,188	265,814	267,376
Federal Home Loan Bank stock	1,404	1,404	1,404	1,404
Accrued interest receivable	1,362	1,362	1,346	1,346

Financial liabilities:
Deposits	287,929	290,324	296,401	298,592
Advances from Federal Home Loan Bank of New York	20,000	20,084	20,000	23,058
Accrued interest payable	82	82	81	81

(1) Includes impaired loans measured at fair value on a non-recurring basis as discussed above.

Methods and assumptions used to estimate fair values of financial assets and liabilities are as follows:

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

Securities Held to Maturity

The fair value for securities held to maturity is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar securities.  The fair values for substantially all of our securities are obtained from an independent nationally recognized pricing service.

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

Federal Home Loan Bank of New York Stock

The carrying amount of Federal Home Loan Bank of New York stock approximates fair value since the Company is generally able to redeem this stock at par.

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

As of December 31, 2010 and June 30, 2010, the fair value of the commitments to extend credit was not considered to be material and was not included in the table above.

Note 7 - Loans Receivable and Allowance for Credit Losses

Loans are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Certain loans may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans including impaired loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. All, or part, of the principal balance of loans receivable that are deemed uncollectible are charged against the allowance when management determines that the repayment of that amount is highly unlikely.    Any subsequent recoveries are credited to the allowance.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Bank’s loans receivable portfolio is comprised of the following segments: residential mortgage, commercial real estate, construction, consumer and commercial and industrial. Some segments of the Bank’s loan receivable portfolio are further disaggregated into classes which allows management to better monitor risk and performance.

The residential mortgage loan segment is disaggregated into two classes: one-to-four family loans, which are primarily first liens, and home equity loans, which consist of first and second liens.  The commercial real estate loan segment consists of both owner and non owner occupied loans which have medium risk due to historical activity on these type loans.  The construction loan segment is further disaggregated into two classes: One-to-four family owner occupied, which includes land loans, whereby the owner is known and there is less risk, and other, whereby the property is generally under development and tends to have more risk than the one-the-four family owner occupied loans.  The commercial and industrial loan segment consists of loans made for the purpose of financing the activities of commercial customers. The consumer loan segment consists primarily of installment loans (direct and indirect) and overdraft lines of credit connected with customer deposit accounts.  The majority of commercial and industrial loans are secured by real estate and thus carry a lower risk than traditional commercial and industrial loans.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price~~)~~ of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, adjusted for qualitative factors.  These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
3.	Nature and volume of the portfolio and terms of loans.
4.	Experience, ability, and depth of lending management and staff.
5.	Volume and severity of past due, classified and nonaccrual loans as well as and other loan modifications.

6.	Quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.
7.	Existence and effect of any concentrations of credit and changes in the level of such concentrations.
8.	Effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Management evaluates individual loans in all of the loan segments (including loans in residential mortgage and consumer segments) for possible impairment if the loan is greater than $200,000 and if the loan is either in nonaccrual status or is risk rated Substandard or worse.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as troubled debt restructurings are initially designated as impaired.

Once the determination has been made that a loan is impaired, impairment is measured by comparing the recorded investment in the loan to one of the following:(a) present value of expected cash flows (discounted at the loan’s effective interest rate), (b) loan’s observable market price or (c) fair value of collateral adjusted for expected selling costs.  The method is selected on a loan by loan basis with management primarily utilizing the fair value of collateral method.

The estimated fair values of the real estate collateral are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

The estimated fair values of the non-real estate collateral, such as accounts receivable, inventory and equipment, are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

The evaluation of the need and amount of the allowance for impaired loans and whether a loan can be removed from impairment status is made on a quarterly basis.  The Bank’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following table presents impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Residential Mortgage
One-to-four family	$3,166	$3,174	$-
Home equity	605	605	-
Commercial real estate	3,823	3,810	-
Construction
One-to-four family owner occupied	-	-	-
Other	-	-	-
Consumer	-	-	-
Commercial and industrial	-	-	-
	7,594	7,589	-
With an allowance recorded:
Residential Mortgage
One-to-four family	3,032	3,027	304
Home equity	2,022	2,022	1,053
Commercial real estate	-	-	-
Construction
One-to-four family owner occupied	-	-	-
Other	940	940	263
Consumer	3	3	3
Commercial and industrial	514	514	55
	6,511	6,506	1,678
Total:
Residential Mortgage
One-to-four family	6,201	6,201	304
Home equity	2,627	2,627	1,053
Commercial real estate	3,810	3,810	-
Construction
One-to-four family owner occupied	-	-	-
Other	940	940	263
Consumer	3	3	3
Commercial and industrial	514	514	55
	$14,105	$14,095	$1,678

Management uses a ten point internal risk rating system to monitor the credit quality of the loans in the Bank’s commercial real estate, construction and commercial and industrial loan segments.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually or when credit deficiencies, such as delinquent loan payments, arise. The criticized rating categories utilized by management generally follow bank regulatory definitions. The first six risk rating categories are considered not criticized, and are aggregated as “Pass” rated.  The Special Mention category includes assets that are currently protected, but are potentially weak, resulting in increased credit risk and deserving management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified Substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and subsequently charged off.

The following table presents the classes of the loans receivable portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Commercial real estate	$28,783	$1,291	$2,333	$1,078	$-	$33,485
Construction
One-to-four family owner occupied	8,878	-	-	-	-	8,878
Other	4,184	-	2,095	677	263	7,219
Commercial and Industrial	8,053	197	726	-	14	8,990

Total	$49,898	$1,488	$5,154	$1,756	$277	$58,572

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table represents the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In Thousands)
Residential Mortgage
One-to-four family	$1,625	362	9,088	11,055	$141,208	$152,263	$7,383	$1,685
Home equity	274	-	2,719	2,993	51,135	54,128	1,730	989
Commercial real estate	727	-	3,331	4,058	29,427	33,485	3,331	-
Construction
One-to-four family owner occupied	-	-	-	-	8,878	8,878	-	-
Other	-	-	940	940	6,279	7,219	840	-
Consumer	-	-	17	17	946	963	3	5
Commercial and industrial	294	-	514	808	8,182	8,990	514	-
Total	$2,929	$362	$16,580	$19,871	$246,055	$265,926	$13,901	$2,679

In addition to internal reviews, the Bank utilizes an external consultant to perform a stress test of its loan portfolio, at least annually, and the results are reviewed in conjunction with the overall evaluation of the adequacy of the allowance.

The following table summarizes the allowance for loan losses, by the portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2010 and June 30, 2010.

	Residential Mortgage	Commercial Real Estate	Construction	Consumer	Commercial and Industrial	Unallocated	Total
	(In thousands)
Allowance for loan
losses:
Beginning Balance	$1,634	$507	$272	$11	$164	$-	$2,588
Charge-offs	(62)	(166)	(34)	$(5)	-	-	$(267)
Recoveries	-	-	-	-	-	-	-
Provisions	597	(32)	235	$3	9	13	825
Ending balance	$2,169	$309	$473	$9	$173	13	$3,146

Ending balance: individually evaluated for impairment	$1,357	$-	$263	$3	$55	$-	$1,678

Ending balance: collectively evaluated for impairment	$812	$309	$210	$6	$118	$13	$1,468

Loans receivables:
Ending balance	$206,391	$33,485	$16,097	$963	$8,990	$-	$265,926

Ending balance: individually evaluated for impairment	$8,825	$3,823	$940	$3	$514	$-	$14,105

Ending balance: collectively evaluated for impairment	$197,566	$29,662	$15,157	$960	$8,476	$-	$251,821

Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Note 8 - Securities Held to Maturity

The amortized cost of securities held to maturity and their estimated fair values as of December 31, 2010 and June 30, 2010, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010	(In Thousands)

U.S. Government Agencies:
Due after five through ten years	$14,500	$61	$100	$14,461
Due after ten years	32,766	196	84	32,878

	47,266	257	184	47,339

Mortgage-backed securities	1,592	107	—	1,699

	$48,858	$364	$184	$49,038

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010	(In Thousands)

U.S. Government Agencies:
Due within one year	$2,000	$5	$—	$2,005
Due after five years through ten years	14,772	55	—	14,827
Due after ten years	28,000	294	1	28,293

	44,772	354	1	45,125

Mortgage-backed securities	2,705	196	—	2,901

	$47,477	$550	$1	$48,026

All mortgage-backed securities at December 31, 2010 have been issued by FNMA, FHLMC or GNMA and are secured by 1-4 family residential real estate. The amortized cost and estimated fair value of securities held to maturity at December 31, 2010 and June 30, 2010, as shown above, are reported by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of trading securities or securities held to maturity during the three and six months ended December 31, 2010 or 2009.  At December 31, 2010 and June 30, 2010, securities held to maturity with a fair value of approximately $1,062,000 and $490,000, respectively, were pledged to secure public funds on deposit and the treasury, tax and loan account.

The following tables set forth the gross unrealized losses and estimated fair value of securities in an unrealized loss position as of December 31, and June 30, 2010, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In Thousands)
December 31, 2010:
U.S. Government agencies	$21,060	$184	$—	$—	$21,060	$184

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In Thousands)
June 30, 2010:
U.S. Government agencies	$3,499	$1	$—	$—	$3,499	$1

At December 31, 2010, management concluded that the unrealized losses above (which related to 6 U.S. Government agency bonds, compared to 1 U.S. Government agency bond as of June 30, 2010) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company did not have any mortgage-backed securities in an unrealized loss position as of December 31, 2010 or June 30, 2010. The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized an other-than-temporary impairment loss on these securities.

Note 9 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In Thousands)		(In Thousands)

Service Cost	$17	$17	$34	$34
Interest Cost	17	18	34	36
Amortization of unrecognized gain	(2)	(2)	(4)	(3)
Amortization of past service liability	3	3	6	5
	$35	$36	$70	$72

As of December 31, 2010, the Bank expects to contribute $137,000 to the plans for the remainder of the fiscal year.

Note 10 – Stock Repurchase Plan

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

On October 12, 2010, the Company announced the Board of Directors had authorized a sixth stock repurchase program pursuant to which the Company intends to repurchase the balance of shares that were still outstanding from the fifth stock repurchase program which expired on September 15, 2010. Under this program, the Company intends to repurchase up to 28,708 shares.  As of February 14, 2011 6,065 shares were purchased under this program.

As of December 31, 2010, the Company repurchased 5,565 shares authorized under the sixth repurchase program.  During the six months ended December 31, 2010, an aggregate of 8,865 shares were repurchased under the aforementioned plans at a cost of $58,000 or $6.54 per share.

Note 11 – Dividends on Common Stock

The MHC has waived its right, upon the non-objection of the Office of Thrift Supervision, to receive cash dividends declared on the 3,091,344 shares of Company common stock that it owns. Such dividends amounted to approximately $48,000 during the quarter ended December 31, 2010.  The MHC did receive $45,000 in cash dividends on 1,500,000 of its shares during the quarter ended December 31, 2010 to comply with recent regulatory liquidity requirements mandated by the Office of Thrift Supervision. As of December 31, 2010, the aggregate amount of dividends waived by the MHC was approximately $1,161,000.

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
•
In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements.

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

ASU 2011-01

In January 2011, the FASB issued ASU 2011-01.  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

The deferral in this amendment is effective upon issuance.

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

Comparison of Financial Condition at December 31, 2010 and June 30, 2010

General. Total assets were $350.6 million at December 31, 2010, compared to $358.7 million at June 30, 2010, a decrease of $8.1 million or 2.3% due primarily to decreases in cash and cash equivalents and loans.  The Company experienced a $1.4 million or 2.9% increase in securities held to maturity and a $240,000 or 22.5% increase in real estate owned, while cash and cash equivalent balances decreased by $6.1 million or 29.0%, as did loans receivable, net, by $3.0 million or 1.1%.  Deposits decreased by $8.5 million or 2.9%, while advances from the Federal Home Loan Bank of NY remained the same at December 31, 2010 and June 30, 2010.  The decrease in loans receivable, net, was primarily due to loan payments exceeding new loan originations, whereas the reduction in cash and cash equivalents was partially offset by the purchase of securities held to maturity.

Total assets decreased by $8.1 million or 2.3% between periods, while total liabilities decreased by $8.5 million or 2.7%, and the ratio of average interest-earning assets to average-interest bearing liabilities decreased to 106.69% for the six months ended December 31, 2010 as compared to 109.60% for year ended June 30, 2010.  Stockholders’ equity increased by $356,000 or .9% to $40.3 million at December 31, 2010 compared to $40.0 million at June 30, 2010.

Loans. Loans receivable, net, declined $3.0 million, or 1.1% from $265.8 million at June 30, 2010 to $262.8 million at December 31, 2010. As a percentage of assets, loans increased to 75.0% from 74.1%. The Bank’s construction loans grew by $3.5 million or 21.1%, as did deposit account and overdraft protection loans by $79,000 or 17.2% and $22,000 or 12.3%, respectively, between June 30, 2010 and December 31, 2010.  During the same period, one-to-four family loans decreased by $2.8 million or 1.8%, as did home equity loans by $2.7 million or 4.7% and multi-family loans by $312,000 or .9%.  Commercial, automobile and personal loans also decreased by $200,000 or 2.2%, $48,000 or 20.3%, and 9,000 or 20.5%, respectively, between June 30, 2010 and December 31, 2010.

Securities. Our portfolio of securities held to maturity was at $48.9 million at December 31, 2010 as compared to $47.5 million at June 30, 2010. Maturities, calls and principal repayments during the six months ended December 31, 2010 totaled $19.8 million.  We purchased $21.2 million of new securities during the six months ended December 31, 2010.

Deposits. Total deposits at December 31, 2010 were $287.9 million, an $8.5 million decrease as compared to $296.4 million at June 30, 2010.  Certificate of deposit accounts decreased by $6.3 million, as did savings and club accounts by $5.1 million, while demand accounts, in the aggregate, increased by $2.9 million.

Borrowings. Total borrowings at December 31, 2010 and June 30, 2010 amounted to $20.0 million.  The Bank did not make any long term borrowings during the six months ended December 31, 2010 and did not have short-term borrowings at December 31, 2010 and June 30, 2010.

Equity. Stockholders’ equity was $40.3 million at December 31, 2010 compared to $40.0 at June 30, 2010. Treasury stock increased by $58,000 due to repurchases.  Other changes in equity were due to $335,000 in net income, $1,000 in accumulated other comprehensive income, $60,000 in ESOP shares earned and $172,000 in stock based compensation, offset by the declaration of $154,000 in cash dividends declared on our common stock.

Comparison of Operating Results for the Three and Six Months Ended December 31, 2010 and 2009

General. Our net income for the three months ended December 31, 2010 was $120,000, compared to net income of $233,000, for the three months ended December 31, 2009, a decrease of $113,000 or 48.5%.  This was primarily the result of an increase in non-interest expense, offset by increases in net interest income and non-interest income and a decrease in the provision for loan losses.  Net interest income for the three months ended December 31, 2010 increased $98,000 to $2.7 million from $2.6 million for the comparable prior year quarter.  The provision for loan losses reflected a decrease of $55,000 to $350,000 for the three month period ended December 31, 2010, compared to $405,000 for the three month period ended December 31, 2009.  Non-interest income reflected an increase of $33,000 or 21.2%, to $189,000 for the three months ended December 31, 2010 compared to $156,000 for the three months ended December 31, 2009.  Non-interest expense increased by $344,000 or 17.0% to $2.4 million for the three months ended December 31, 2010 compared to $2.0 million for the three months ended December 31, 2009.

Our net income for the six months ended December 31, 2010 was $335,000, compared to net income of $427,000 for the six months ended December 31, 2009, a decrease of $92,000 or 21.6%.  A $455,000 increase in non-interest expense and $75,000 increase in the provision for loan losses offset by a $282,000 increase in net interest income and a $123,000 increase in non-interest income were primarily responsible for the decrease in net income.  Net interest income for the six months ended December 31, 2010, increased $282,000 to $5.5 million from $5.2 million for the six months ended December 31, 2009.  The provision for loan losses increased $75,000 to $825,000 for the six months ended December 31, 2010 compared to $750,000 for the six months ended December 31, 2009.  Non-interest income increased by $123,000 to $446,000 for the six months ended December 31, 2010 compared to $323,000 for the six months ended December 31, 2009.  Non-interest expense for the six months ended December 31, 2010 increased by $455,000 to $4.5 million, compared to $4.1 million for the six month period ended December 31, 2009.

Net Interest Income. Net interest income increased $98,000 or 3.7% to $2.7 million for the three month period ended December 31, 2010, compared to $2.6 million for the three months ended December 31, 2009.  Interest income decreased by $456,000 or 10.7%, and interest expense decreased by $554,000 or 33.9%, for the same three month comparative period.

The decrease of $456,000 or 10.7% in total interest income for the three months ended December 31, 2010, resulted from a 29 basis point decrease in yield and a 5.2% decrease in average balance of interest-earning assets.  Average interest earning assets decreased $17.5 million, to $318.8 million for the three months ended December 31, 2010, compared to $336.3 million for the three months ended December 31, 2009.  Interest income on loans decreased by $263,000 or 7.2% for the three months ended December 31, 2010, compared to the same period in 2009 primarily due to a 14 basis point reduction in average yield and a $12.7 million or 4.6% decrease in average loan balances.  Interest on securities held to maturity decreased by $192,000 or 31.3% for the three months ended December 31, 2010, compared to the three months ended December 31, 2009, as a result of a 124 basis point reduction in average yield and a $3.9 million or 7.8% decrease in the average balance.  Other interest income reflected a slight decrease of $1,000 or 3.1% in interest income, primarily due to an average balance decrease of $881,000, offset by a 21 basis point increase in yield thereon.

Total interest expense decreased by $554,000 or 33.9% for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. Average interest-bearing liabilities decreased $12.8 million or 4.2%, from $309.4 million for the three months ended December 31, 2009, to $296.6 million for the three months ended December 31, 2010, as did the average rate paid which decreased by 65 basis points from 2.11% to 1.46% for the respective periods.  Interest expense on deposits decreased by $448,000 or 33.1% for the three months ended December 31, 2010, compared to the three months ended December 31, 2009, as a result of a 63 basis point reduction in average rate and a $3.0 million or 1.1% decrease in average interest-bearing deposits from $279.6 million to $276.6 million, for the respective periods.  Time deposit average balances decreased $7.1 million or 5.2%, as savings deposit and NOW average balances increased by $3.0 million and $1.1 million, or 2.6% and 4.0%, respectively, for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  Savings deposit average rates decreased by 63 basis points, as did the average rates on time deposits and NOW accounts by 64 and 23 basis points, respectively, for the three months ended December 31, 2010, compared to the three months ended December 31, 2009.  Total interest expense on borrowings decreased by $106,000 for the three months ended December 31, 2010, compared to the three months ended December 31, 2009.  Federal Home Loan Bank advance average balances were $20.0 million and $29.9 million for the three month periods ended December 31, 2010 and December 31, 2009, respectively, while the average rate decreased 28 basis points to 3.44% for the three months ended December 31, 2010 from 3.72% for the three months ended December 31, 2009.

Net interest income increased $282,000 or 5.4% to $5.5 million for the six months ended December 31, 2010, from $5.2 million for the six months ended December 31, 2009.  Interest income decreased by $833,000 or 9.7%, and interest expense decrease by $1.1 million or 33.0% for the six month period ended December 31, 2010, compared to the six month period ended December 31, 2009.

The decrease of $833,000 or 9.7% in interest income for the six months ended December 31, 2010 resulted from a $14.0 million decrease in average earning assets and a 29 basis point decrease in yield to 4.82%, compared to the six months ended December 31, 2009.  Interest income on loans decreased by $532,000 or 7.2% for the six months ended December 31, 2010, compared to the six months ended December 31, 2009.  Average loan receivable balances decreased $11.6 million or 4.1% to $267.8 million for the six months ended December 31, 2010, compared to $279.4 million for the six months ended December 31, 2009, while the yield declined to 5.09% from 5.26%.  Interest income on securities held to maturity decreased $294,000 or 25.6% for the six months ended December 31, 2010, compared to the six months ended December 31, 2009, due to a 105 basis point decrease in yield from 4.83% to 3.78% and a $2.4 million or 5.1% decrease in average balance.  Interest income on other interest-earning assets decreased by $7,000 or 10.8% for the six month period ended December 31, 2010, compared to the same six month period in 2009 as the yield declined by 17 basis points to 1.47% and average other interest earning-asset balances decreased $7,000 or .1%.

The $1.1 million or 33.0% decrease in interest expense for the six months ended December 31, 2010, compared to the six months ended December 31, 2009, was primarily due to an average rate decrease of 70 basis points to 1.51% on interest-bearing liabilities and a decrease of $4.8 million in average interest-bearing liabilities.  Interest expense on deposits decreased by $870,000 for the six months ended December 31, 2010, compared to the six months ended December 31, 2009.  The average rate on deposits decreased 67 basis points to 1.37%, while average deposit balances increased $6.5 million or 2.4%, from $274.2 million for the six months ended December 31, 2009, to $280.7 million for the six months ended December 31, 2010. Savings deposit average balances increased by $7.2 million or 6.4%, as did NOW accounts average balances which increased by $1.8 million or 6.4%, while time deposit average balances decreased by $2.5 million or 1.9% for the six months ended December 31, 2010, compared to the six months ended December 31, 2009. The average rates on time deposits, savings and NOW accounts decreased by 70 basis points, 67 basis points and 20 basis points, respectively, for the six months ended December 31, 2010, compared to the same six month period ended December 31, 2009.  Interest expense on borrowings decreased by $245,000 for the six months ended December 31, 2010, compared to the six months ended December 31, 2009.  Average Federal Home Loan Bank advance balances decreased by $11.3 million or 36.1%, and the average rate paid on advances decreased by 32 basis points for the six month period ended December 31, 2010, compared to the six month period ended December 31, 2009.

Provision for Loan Losses. For the three month period ended December 31, 2010, a $350,000 provision was made, whereas a $405,000 provision was made for the same period in 2009.  There were charge-offs of $34,000 for the three months ended December 31, 2010, compared to $71,000 of charge-offs for the three months ended December 31, 2009.  There were no recoveries of previously charged-off loans in either of the three month periods ended December 31, 2010 or December 31, 2009.  For the six month period ended December 31, 2010, an $825,000 provision was made as compared to a $750,000 provision for the same period in 2009. There were charge-offs of $267,000 in the 2010 period compared to charge-offs of $77,000 for the six month periods ended December 31, 2009.  There were no recoveries of previously charged-off loans in either of the six month periods ended December 31, 2010 or December 31, 2009.  The allowance for loan losses totaled $3.1 million, $2.6 million and $2.5 million, respectively, at December 31, 2010, June 30, 2010 and December 31, 2009, representing 1.2%, 1.0% and 0.9%, respectively, of total loans.  The ratio of non-performing loans to total loans was 6.1% at December 31, 2010, as compared to 5.7% at June 30, 2010 and 6.0% at December 31, 2009.  The allowance for loan losses reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate based on both qualitative and quantitative risk characteristics.  The increase in the provision was primarily due to the increase in non-performing loans and the current economic environment.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of the bank owned life insurance and any unrealized gain or loss on trading securities.

Non-interest income increased by $33,000 to $189,000 for the three months ended December 31, 2010 from $156,000 for the three months ended December 31, 2009, primarily due to a $13,000 unrealized gain to the Bank’s trading security portfolio during the three months ended December 31, 2010, compared to a $7,000 unrealized loss for the three months ended December 31, 2009.  Total non-interest income increased from $323,000 for the six months ended December 31, 2009 to $446,000 for the six months ended December 31, 2010, primarily due to a $78,000 investment security prepayment penalty fee, and an increase of $13,000 in electronic banking fees.  An increase of $10,000 or 11.4% in bank owned life insurance income was also realized, as was a $18,000 unrealized gain in the Bank’s trading security portfolio in the current period as compared to a $10,000 unrealized gain in the prior year period.

Non-Interest Expenses. Total non-interest expenses grew by $344,000 or 17.0% to $2.4 million for the three months ended December 31, 2010, compared to $2.0 million the three months ended December 31, 2009.  Other non-interest expense increased by $213,000 or 60.3%, salaries and employee benefits expense increased $70,000 or 7.7%, occupancy and equipment expense by $31,000 or 8.0%, as did directors’ compensation by $19,000 or 20.7%, for the three months ended December 31, 2010, compared to the three months ended December 31 2009.  FDIC insurance increased by $6,000 or 5.0%, as did service bureau fees and advertising expense by $4,000 and $1,000, or 3.9% and 2.0%, respectively, for the three month period ended December 31, 2010 compared the three month period ended December 31, 2009.  The increase in other non-interest expense was primarily attributable to an increase in other real estate owned and other non-operating expenses.  The increase in salaries and employee benefits and directors expense was mostly related to an increase in restricted stock award expense which originated in mid-December 2009.  Salaries and employee benefit expense also increased due to increased employee benefit expense, increased number of employees, and normal salary increases, offset in part, by reductions in 401(k) and ESOP expenses.

Our non-interest expense for the six months ended December 31, 2010, increased $455,000 or 11.2% to $4.5 million from $4.1 million for the six months ended December 31, 2009. Other non-interest expense increased by $254,000 or 35.7% for the six months ended December 31, 2010 compared to the six months ended December 31, 2009.  The increase in other non-interest expense was primarily attributable to an increase in other real estate owned and other non-operating expenses.  Salaries and employee benefits expense increased by $119,000 or 6.5% for the six months ended December 31, 2010, compared to the six months ended December 31 2009.  The increase in salary and employee expense for the six months ended December 31, 2010 compared to the six months ended December 31, 2009, was primarily due to an increase in restricted stock award expense, which originated in mid-December 2009, an increase in employee benefit expense, and normal salary increases, offset in part, by reductions in 401(k) and ESOP expenses.  Directors’ compensation rose by $39,000 or 21.6% for the six months ended December 31, 2010 to $220,000, compared to $181,000 for the six months ended December 31, 2009 due to an increase in restricted stock award expense, which originated in mid-December 2009, and an increase in Directors’ fees.  Occupancy and equipment and service bureau fees increased by $20,000 or 2.6% and $7,000 or 3.5%, respectively, for the six months ended December 31, 2010 compared to the six months ended December 31, 2009, primarily due general increases in normal operating expense.  FDIC insurance expense increased $17,000 or 7.2% whereas, advertising expense decreased slightly by $1,000 or .8% for the same comparative period.

Income Taxes. Income tax expense for the three months ended December 31, 2010 was $99,000 or 45.2% of income before income taxes as compared to $144,000 or 38.2% of income before income taxes for the three months ended December 31, 2009.

For the six months ended December 31, 2010, income tax expense was $230,000 or 40.7% of income before taxes as compared to $263,000 or 38.1% of income before income taxes for the six months ended December 31, 2009.

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

At December 31, 2010, the Bank had outstanding commitments to originate loans of $3.4 million, construction loans in process of $4.1 million, unused lines of credit of $23.6 million (including $19.5 million for home equity lines of credit), and standby letters of credit of $324,000. Certificates of deposit scheduled to mature in one year or less at December 31, 2010, totaled $82.1 million.

As of December 31, 2010, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required.  At December 31, 2010, the total loans to deposits ratio was 91.3%. At December 31, 2010, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $91.0 million, of which $20.0 million was outstanding. As of December 31, 2010, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2010, the Bank exceeded all applicable regulatory capital requirements.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Millington Savings Bank’s facilities. These financial instruments may include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At December 31, 2010, our significant off-balance sheet commitments consisted of commitments to originate loans of $3.4 million, construction loans in process of $4.1 million, unused lines of credit of $23.6 million (including $19.5 million for home equity lines of credit), and standby letters of credit of $324,000.

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

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2010.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at December 31, 2010 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended December 31, 2010.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2010	—	$—	—	28,708
November 1 through 30, 2010	—	—	—	28,708
December 1 through 31, 2010	5,565	6.06	5,565	23,143
Total	5,565	$6.06	5,565

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – [REMOVED AND RESERVED]

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSB FINANCIAL CORP.
(Registrant)

Date February 14, 2011	/s/ Gary T. Jolliffe
Gary T. Jolliffe
President and Chief Executive Officer

Date February 14, 2011	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer