Form 10-Q
period 2011-03-31
MSB FINANCIAL CORP.
filed 2011-05-12
CIK 1374783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 10, 2011:

$0.10 par value common stock 5,167,003 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at March 31, 2011 and June 30, 2010	2

	Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended March 31, 2011 and 2010	3

	Consolidated Statements of Cash Flows for the Nine Months
	Ended March 31, 2011 and 2010	4

	Notes to Consolidated Financial Statements	5

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	23

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4:	Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	30

Item 1A:	Risk Factors	30

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3:	Defaults Upon Senior Securities	31

Item 4:	[Removed and Reserved]	31

Item 5:	Other Information	31

Item 6:	Exhibits	31

SIGNATURES		32

CERTIFICATIONS

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	June 30,
	2011	2010
	(Dollars in Thousands, except Share and Per Share Amount)

Cash and due from banks	$12,219	$12,763
Interest-earning demand deposits with banks	9,816	8,381

Cash and Cash Equivalents	22,035	21,144

Trading securities	63	46
Securities held to maturity (fair value of $46,255 and $48,026, respectively)	46,769	47,477
Loans receivable, net of allowance for loan losses of $3,265 and $2,588, respectively	256,894	265,814
Other real estate	369	1,067
Premises and equipment	10,015	10,435
Federal Home Loan Bank of New York stock, at cost	1,404	1,404
Bank owned life insurance	5,863	5,717
Accrued interest receivable	1,477	1,346
Deferred income taxes	2,531	2,156
Other assets	2,071	2,137

Total Assets	$349,491	$358,743

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$13,535	$11,552
Interest bearing	272,941	284,849

Total Deposits	286,476	296,401

Advances from Federal Home Loan Bank of New York	20,000	20,000
Advance payments by borrowers for taxes and insurance	116	297
Other liabilities	2,320	2,077

Total Liabilities	308,912	318,775

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,173,003 and 5,183,468 shares outstanding	562	562
Paid-in capital	23,870	23,651
Retained earnings	21,772	21,440
Unallocated common stock held by ESOP	(1,307)	(1,433)
Treasury stock, at cost, 447,622 and 437,157 shares, respectively	(4,308)	(4,241)
Accumulated other comprehensive loss	(10)	(11)

Total Stockholders’ Equity	40,579	39,968

Total Liabilities and Stockholders’ Equity	$349,491	$358,743
See notes to consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In Thousands, except per share amounts)
Interest Income:
Loans receivable, including fees	$3,314	$3,547	$10,132	$10,897
Securities held to maturity	437	599	1,290	1,746
Other	25	29	83	94
Total Interest Income	3,776	4,175	11,505	12,737

Interest Expense
Deposits	838	1,221	2,758	4,011
Borrowings	169	221	514	811
Total Interest Expense	1,007	1,442	3,272	4,822

Net Interest Income	2,769	2,733	8,233	7,915

Provision for Loan Losses	400	375	1,225	1,125

Net Interest Income after Provision for Loan Losses	2,369	2,358	7,008	6,790

Non-Interest Income
Fees and service charges	100	81	378	257
Income from bank owned life insurance	48	48	146	136
Unrealized gain (loss) on trading securities	(1)	10	17	20
Other	21	27	73	76
Total Non-Interest Income	168	166	614	489

Non-Interest Expenses
Salaries and employee benefits	971	931	2,924	2,765
Directors compensation	112	106	332	287
Occupancy and equipment	447	414	1,252	1,199
Service bureau fees	94	105	300	304
Advertising	45	55	163	174
FDIC Assessment	133	124	386	360
Other	401	460	1,366	1,171
Total Non-Interest Expenses	2,203	2,195	6,723	6,260
Income before Income Taxes	334	329	899	1,019
Income Taxes	127	124	357	387
Net Income	207	205	542	632

Amortization component of net periodic pension cost,
net of tax	-	-	1	2

Total Comprehensive Income	$207	$205	$543	$634
Weighted average number of shares of common stock
outstanding - basic and diluted	5,041	5,108	5,041	5,118
Earnings per common share - basic and diluted	$0.04	$0.04	$0.11	$0.12
Dividends Declared per common share	$0.03	$0.03	$0.12	$0.09

See notes to consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited
	Nine Months Ended March 31,
	2011	2010
	(In Thousands)
Cash Flows from operating activities:
Net income	$542	$632
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Net accretion of securities discount and deferred loan fees and costs	(49)	(84)
Depreciation and amortization of premises and equipment	490	522
Stock based compensation and allocation of ESOP stock	345	284
Provision for loan losses	1,225	1,125
Loss on sale of other real estate	71	71
Increase in bank owned life insurance	(146)	(136)
Unrealized gain on trading securities	(17)	(20)
(Increase) decrease in accrued interest receivable	(131)	244
Deferred income taxes	(375)	(408)
Decrease (increase) in other assets	66	(1,863)
Increase (decrease) in other liabilities	198	(257)
Net Cash Provided by Operating Activities	2,219	110

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(21,247)	(18,000)
Proceeds from maturities, calls and principal repayments	21,953	14,762
Net decrease in loans receivable	6,816	315
Purchase of premises and equipment	(70)	(87)
Purchase of bank owned life insurance	—	(639)
Redemption of Federal Home Loan Bank of New York stock	—	505
Net proceeds from the sale of other real estate	1,557	—
Net Cash Provided by (Used in) Investing Activities	9,009	(3,144)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(9,925)	22,576
Repayments of long-term borrowings	—	(11,218)
Decrease in advance payments by borrowers for taxes and insurance	(181)	(48)
Cash dividends paid to minority shareholders	(164)	(182)
Purchase of treasury stock	(67)	(731)
Purchase of stock for restricted stock award	—	(932)
Net Cash (Used in) Provided by Financing Activities	(10,337)	9,465

Net Increase in Cash and Cash Equivalents	891	6,431
Cash and Cash Equivalents – Beginning	21,144	9,499
Cash and Cash Equivalents – Ending	$22,035	$15,930

Supplementary Cash Flows Information
Interest paid	$3,271	$4,928
Income taxes paid	$392	$953
Loan receivable transferred to real estate owned	$930	$592

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

A Registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Bank’s newly established Employee Stock Ownership Plan (“ESOP”). Net proceeds of the offering totaled approximately $24.5 million. Concurrent with closing of the offering, the MHC received 3,091,344 shares of Company stock in exchange for the 10,000 shares previously owned by the MHC. The MHC is the majority stockholder of the Company owning 59.76% of the outstanding common stock at March 31, 2011.

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at March 31, 2011 and June 30, 2010 and for the three and nine months ended March 31, 2011 and 2010. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

Note 3 – Subsequent Events

In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (the “ASC”) Topic 855, Subsequent Events, management has evaluated potential subsequent events through the date the consolidated financial statements were issued.

Note 4 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, exclusive of the unallocated shares held by the Employee Stock Ownership Plan (“ESOP”) and unvested shares of restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings per share did not differ from basic earnings per share for the three and nine months ended March 31, 2011 and 2010, as the 275,410 weighted average number of outstanding stock options were all anti-dilutive.

Note 5 – Stock Based Compensation

On March 10, 2008 the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan. This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the shares on the grant date. The grant date fair value of the options was estimated to be $ 2.99 per share based on the Black-Scholes option pricing model. Options are exercisable for 10 years from date of grant.  At March 31, 2011, stock based compensation expense not yet recognized in income amounted to $343,000 which is expected to be recognized over a weighted average remaining period of 2.1 years.    The Company recognized stock based compensation expense related to these awards of $41,000 and $123,000 for the three and nine month periods ended March 31, 2011 and 2010, respectively.

On November 9, 2009 Company’s stockholders approved an Amendment to the 2008 Stock Compensation and Incentive Plan. The primary purpose of the Amendment to the 2008 Plan was to increase the number of shares of Company common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of restricted stock awards.  Such restricted stock awards may be granted to officers, employees and directors of the Company or its subsidiary, Millington Savings Bank. On November 24, 2009, the Company purchased 110,164 shares of the Company common stock for an aggregate purchase price of $932,000.  On December 14, 2009, the Board of Directors granted the 110,164 shares to certain employees and directors.  The restricted stock awards are to be vested over a five year period and expensed over that time based on the fair value of the stock at the date of grant.  During the three and nine month periods ended March 31, 2011, the Company recognized stock based compensation expense related to these awards of $45,000 and $135,000, respectively. As of March 31, 2011, $700,000 in stock based compensation expense related to these awards remains to be recognized.

Note 6 - Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and to determined fair value disclosures.

FASB ASC Topic 820, Fair Market Value Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2011 and June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$63	$—	$—	$63

	June 30, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$46	$—	$—	$46

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

The following table summaries those assets measured at fair value on a non-recurring basis as of March 31, 2011 and June 30, 2010:

	March 31, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$7,043	$7,043

	June 30, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$6,161	$6,161

Other real estate is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of March 31, 2011 and June 30, 2010 there was no impairment in other real estate below its cost basis.

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

The carrying amounts and estimated fair values of financial instruments as of March 31, 2011 and June 30, 2010, were as follows:

	March 31, 2011		June 30, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$22,035	$22,035	$21,144	$21,144
Trading securities	63	63	46	46
Securities held to maturity	46,769	46,255	47,477	48,026
Loans receivable (1)	256,894	261,725	265,814	267,376
Federal Home Loan Bank stock	1,404	1,404	1,404	1,404
Accrued interest receivable	1,477	1,477	1,346	1,346

Financial liabilities:
Deposits	286,476	288,902	296,401	298,592
Advances from Federal Home Loan Bank of New York	20,000	19,990	20,000	23,058
Accrued interest payable	82	82	81	81

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

Loans Receivable

The fair value of loans is based upon a multitude of sources, including assumed current market rates by category and the Bank’s current offering rates.  Both fixed and variable rate loan fair values are derived at using a discounted cash flow methodology.  For variable rate loans, repricing terms, including next reprice date, reprice frequency and reprice rate are factored into the discounted cash flow formula.

Federal Home Loan Bank of New York Stock

The carrying amount of Federal Home Loan Bank of New York stock approximates fair value since the Company is generally able to redeem this stock at par.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest receivable and payable approximate fair value due to the short term nature of these instruments.

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

As of March 31, 2011 and June 30, 2010, the fair value of the commitments to extend credit was not considered to be material and was not included in the table above.

Note 7 - Loans Receivable and Allowance for Credit Losses

Loans are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the expected contractual life of the loan.

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

The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Bank’s loans receivable portfolio is comprised of the following segments: residential mortgage, commercial real estate, construction, consumer and, commercial and industrial. Some segments of the Bank’s loan receivable portfolio are further disaggregated into classes which allows management to better monitor risk and performance.

The residential mortgage loan segment is disaggregated into two classes: one-to-four family loans, which are primarily first liens, and home equity loans, which consist of first and second liens.  The commercial real estate loan segment consists of both owner and non owner occupied loans which have medium risk due to historical activity on these type loans.  The construction loan segment is further disaggregated into two classes: One-to-four family owner occupied, which includes land loans, whereby the owner is known and there is less risk, and other, whereby the property is generally under development and tends to have more risk than the one-to-four family owner occupied loans.  The commercial and industrial loan segment consists of loans made for the purpose of financing the activities of commercial customers. The consumer loan segment consists primarily of installment loans (direct and indirect) and overdraft lines of credit connected with customer deposit accounts.  The majority of commercial and industrial loans are secured by real estate and thus carry a lower risk than traditional commercial and industrial loans.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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

The following table presents impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of March 31, 2011.  The average recorded investment and interest income recognized is presented for the three month period ended March 31, 2011.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$5,041	$5,045	$-	$4,104	$82
Home equity	528	528	-	567	1
Commercial real estate	3,172	3,186	-	3,498	34
	8,741	8,759	-	8,169	117
With an allowance recorded:
Residential mortgage
One-to-four family	4,528	4,524	815	3,780	14
Home equity	2,391	2,391	778	2,207	5
Commercial real estate	639	608	10	320	-
Construction
One-to-four family owner occupied	-	-	-	-	-
Other	952	940	293	946	-
Commercial and industrial	500	500	71	507	-
Consumer	1	1	1	2	-
	9,011	8,964	1,968	7,762	19
Total:
Residential mortgage
One-to-four family	9,569	9,569	815	7,884	96
Home equity	2,919	2,919	778	2,774	6
Commercial real estate	3,811	3,794	10	3,818	34
Construction
One-to-four family owner occupied	-	-	-	-	-
Other	952	940	293	946	-
Commercial and industrial	500	500	71	507	-
Consumer	1	1	1	2	-
	$17,752	$17,723	$1,968	$15,931	$136

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

The following table presents the classes of the loans receivable portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of March 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Commercial real estate	$28,916	$1,273	$2,325	$1,105	$10	$33,629
Construction
One-to-four family owner occupied	8,034	-	-	-	-	8,034
Other	3,577	1,635	138	655	293	6,298
Commercial and Industrial	8,539	196	262	429	70	9,496

Total	$49,066	$3,104	$2,725	$2,189	$373	$57,457

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table represents the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of March 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In Thousands)
Residential Mortgage
One-to-four family	$4,442	1,337	10,353	16,132	$134,193	$150,325	$9,108	$1,833
Home equity	442	257	2,320	3,019	48,429	51,448	1,716	751
Commercial real estate	2,250	935	1,335	4,520	29,109	33,629	3,321	-
Construction
One-to-four family owner occupied	-	-	-	-	8,034	8,034	-	-
Other	426	-	522	948	5,350	6,298	948	-
Commercial and industrial	57	132	500	689	916	929	500	-
Consumer	7	-	6	13	8,807	9,496	6	-
Total	$7,624	$2,661	$15,036	$25,321	$234,838	$260,159	$15,599	$2,584

In addition to internal reviews, the Bank utilizes an external consultant to perform a stress test of its loan portfolio, at least annually, and the results are reviewed in conjunction with the overall evaluation of the adequacy of the allowance.

The following table summarizes the allowance for loan losses and the loan receivable balances, by the portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2011.  The activity in the allowance for loan losses is presented for the three month period ended March 31, 2011 (in thousands):

	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan
losses:
Beginning Balance	$2,169	$309	$473	$173	$9	$13	$3,146
Charge-offs	(266)	-	-	(14)	(1)	-	$(281)
Recoveries	-	-	-	-	-	-	-
Provisions	403	(37)	6	35	3	(10)	400
Ending balance	$2,306	$272	$479	$194	$11	3	$3,265
Ending balance: individually evaluated for impairment	$1,593	$10	$293	$71	$1	$-	$1,968
Ending balance: collectively evaluated for impairment	$712	$262	$186	$123	$11	$3	$1,297

Loans receivables:
Ending balance	$201,773	$33,629	$14,332	$9,496	$929	$-	$260,159
Ending balance: individually evaluated for impairment	$12,488	$3,811	$952	$500	$1	$-	$17,752
Ending balance: collectively evaluated for impairment	$189,285	$29,818	$13,380	$8,996	$928	$-	$242,407

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

Note 8 - Securities Held to Maturity

The amortized cost of securities held to maturity and their estimated fair values as of March 31, 2011 and June 30, 2010, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011	(In Thousands)

U.S U.S. Government Agencies:
Due after five through ten years	$12,500	$—	$244	$12,256
Due after ten years	32,765	117	486	32,396

	45,265	117	730	44,652

Mortgage-backed securities	1,504	99	—	1,603

	$46,769	$216	$730	$46,255

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010	(In Thousands)

U.S U.S. Government Agencies:
Due within one year	$2,000	$5	$—	$2,005
Due after five years through ten years	14,772	55	—	14,827
Due after ten years	28,000	294	1	28,293

	44,772	354	1	45,125

Mortgage-backed securities	2,705	196	—	2,901

	$47,477	$550	$1	$48,026

All mortgage-backed securities at March 31, 2011 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and estimated fair value of securities held to maturity at March 31, 2011 and June 30, 2010, as shown above, are reported by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of trading securities or securities held to maturity during the three and nine months ended March 31, 2011 or 2010.  At March 31, 2011 and June 30, 2010, securities held to maturity with a fair value of approximately $1,055,000 and $490,000, respectively, were pledged to secure public funds on deposit and the treasury, tax and loan account.

The following tables set forth the gross unrealized losses and estimated fair value of securities in an unrealized loss position as of March 31, 2011 and June 30, 2010, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In Thousands)
March 31, 2011:
U.S. Government agencies	$33,014	$730	$—	$—	$33,014	$730

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In Thousands)
June 30, 2010:
U.S. Government agencies	$3,499	$1	$—	$—	$3,499	$1

At March 31, 2011, management concluded that the unrealized losses above (which related to 10 U.S. Government agency bonds, compared to 1 U.S. Government agency bond as of June 30, 2010) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company did not have any mortgage-backed securities in an unrealized loss position as of March 31, 2011 or June 30, 2010. The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized an other-than-temporary impairment loss on these securities.

Note 9 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In Thousands)		(In Thousands)

Service Cost	$17	$17	$51	$51
Interest Cost	17	17	51	53
Amortization of Unrecognized Gain	(2)	(1)	(6)	(4)
Amortization of Past Service Liability	2	3	8	8
	$34	$36	$104	$108

As of March 31, 2011, the Bank expects to contribute $68,000 to the plans for the remainder of the fiscal year.

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

On March 12, 2010, the Company announced the Board of Directors had authorized a fifth stock repurchase program pursuant to which the Company intends to repurchase up to an additional 5%, or

 108,427 shares.  The timing of the repurchases depended on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. Repurchased shares are held as treasury stock and are available for general corporate purposes.  As of September 15, 2010, the date of this program’s expiration, the Company repurchased 76,419 shares authorized under this repurchase program.

On October 12, 2010, the Company announced the Board of Directors had authorized a sixth stock repurchase program pursuant to which the Company intends to repurchase the balance of shares that were still outstanding from the fifth stock repurchase program.  Under this program, the Company intends to repurchase up to 28,708 shares.  As of December 31, 2010, the date of this program’s expiration, the Company repurchased 6,065 shares authorized under this repurchase program.

On March 3, 2011, the Company announced the Board of Directors had authorized a seventh repurchase program pursuant to which the Company intends to repurchase the balance of shares that were still outstanding from the sixth stock repurchase program which expired on  December 31, 2010.  Under this program, the Company intends to repurchase up to 22,643 shares.  As of March 31, 2011, the Company repurchased 1,100 shares authorized under the seventh repurchase program.

During the nine months ended March 31, 2011, an aggregate of 10,465 shares were repurchased under the aforementioned plans at a cost of $67,000 or $6.42 per share.

Note 11 – Dividends on Common Stock

The MHC has waived its right, upon the non-objection of the Office of Thrift Supervision, to receive cash dividends declared on the 3,091,344 shares of Company common stock that it owns. Such dividends amounted to approximately $93,000 during the quarter ended March 31, 2011. As of March 31, 2011, the aggregate amount of dividends waived by the MHC was approximately $1,254,000.

Note 12 – Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (the “ASU” or the “Update”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

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

           ASU 2011-01

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20.  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 Receivable (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for public entities. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010.  The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities will be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in ASU 2011-02, Receivables (Topic 310): A Creditors Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 (see below) is effective for interim and annual periods ending after June 15, 2011.

           ASU 2011-02

In April 2011, the FASB issued ASU 2011-02 to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  Early adoption is permitted.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Comparison of Financial Condition at March 31, 2011 and June 30, 2010

General. Total assets were $349.5 million at March 31, 2011, compared to $358.7 million at June 30, 2010, a decrease of $9.2 million or 2.6% due primarily to a decrease in loans receivable, net.  The Company experienced an $891,000 or 4.2% increase in cash and cash equivalents, while loans receivable, net, decreased by $8.9 million or 3.4%, as did securities held to maturity by $708,000 or 1.5%, and other real estate by $698,000 or 65.4%.  Deposits decreased by $9.9 million or 3.4%, while advances from the Federal Home Loan Bank of NY remained the same at March 31, 2011 and June 30, 2010.  The decrease in loans receivable, net, was primarily due to loan payments exceeding new loan originations, whereas the reduction in securities held to maturity resulted in an increase in cash and cash equivalents.

Total assets decreased by $9.2 million or 2.6% between periods, while total liabilities decreased by $9.9 million or 3.1%, and the ratio of average interest-earning assets to average-interest bearing liabilities decreased to 107.28% for the nine months ended March 31, 2011 as compared to 109.60% for year ended June 30, 2010.  Stockholders’ equity increased by $611,000 or 1.5% to $40.6 million at March 31, 2011 compared to $40.0 million at June 30, 2010.

Loans. Loans receivable, net, declined $8.9 million, or 3.4% from $265.8 million at June 30, 2010 to $256.9 million at March 31, 2011. As a percentage of assets, loans decreased to 73.5% at March 31, 2011 from 74.1% at June 30, 2010. The Bank’s construction loans grew by $1.7 million or 10.5%, as did commercial loans by $320,000 or 3.4%, deposit account loans by $76,000 or 16.6% and overdraft protection loans by $15,000 or 8.4%, between June 30, 2010 and March 31, 2011.  During the same period, home equity loans decreased by $5.4 million or 9.4%, as did one-to-four family loans by $4.7 million or 3.0%.  Multi-family, automobile and personal loans also decreased by $137,000 or 0.4%, $62,000 or 26.3%, and $18,000 or 40.9%, respectively, between June 30, 2010 and March 31, 2011.

Securities. Our portfolio of securities held to maturity was at $46.8 million at March 31, 2011 as compared to $47.5 million at June 30, 2010. Maturities, calls and principal repayments during the nine months ended March 31, 2011 totaled $21.9 million.  We purchased $21.2 million of new securities during the nine months ended March 31, 2011.

Deposits. Total deposits at March 31, 2011 were $286.5 million, a $9.9 million decrease as compared to $296.4 million at June 30, 2010.  Certificate of deposit accounts decreased by $9.7 million, as did savings and club accounts by $5.7 million, while demand accounts, in the aggregate, increased by $5.5 million.

Borrowings. Total borrowings at March 31, 2011 and June 30, 2010 amounted to $20.0 million.  The Bank did not make or repay any long term borrowings during the nine months ended March 31, 2011 and did not have short-term borrowings at March 31, 2011 and June 30, 2010.

Equity. Stockholders’ equity was $40.6 million at March 31, 2011 compared to $40.0 at June 30, 2010. Treasury stock increased by $67,000 due to repurchases.  Other changes in equity were due to $542,000 in net income, $1,000 in accumulated other comprehensive income, $87,000 in ESOP shares earned and $258,000 in stock based compensation, offset by the declaration of $210,000 in cash dividends declared on our common stock.

Comparison of Operating Results for the Three and Nine Months Ended March 31, 2011 and 2010

General. Our net income for the three months ended March 31, 2011 was $207,000, compared to net income of $205,000 for the three months ended March 31, 2010, an increase of $2,000 or 1.0%. This increase was the result of an increase in net interest income and non-interest income, offset by increases in the provision for loan losses, non-interest expense and income taxes for the three month period ended March 31, 2011, compared to the same period ended March 31, 2010.

Our net income for the nine months ended March 31, 2011 was $542,000, compared to net income of $632,000 for the nine months ended March 31, 2010, a decrease of $90,000 or 14.2%. This decrease was the result of increases in non-interest expense and provision for loan losses, offset by increases in net interest income and non-interest income, and a reduction in income taxes for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010.

Net Interest Income. Net interest income increased by $36,000 or 1.3% to $2.8 million for the three month period ended March 31, 2011, compared to $2.7 million for the three months ended March 31, 2010. Interest income decreased by $399,000 or 9.6%, and interest expense decreased by $435,000 or 30.2%, for the same three month comparative periods.

The decrease of $399,000 or 9.6% in total interest income for the three months ended March 31, 2011, resulted from a 23 basis point decrease in the yield and a 5.2% decrease in the average balance of interest-earning assets.  Average interest earning assets decreased $17.5 million, to $318.6 million for the three months ended March 31, 2011, compared to $336.1 million for the three months ended March 31, 2010.  Interest income on loans decreased by $233,000 or 6.6% for the three months ended March 31, 2011, compared to the same period in 2010 primarily due to a 11 basis point reduction in the average yield and a $12.8 million or 4.6% decrease in the average loan balances.  Interest on securities held to maturity decreased by $162,000 or 27.1% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, as a result of a 114 basis point reduction in the yield and a $2.0 million or 4.0% decrease in the average balance.  Other interest income reflected a decrease of $4,000 or 13.8% in interest income, primarily due to an average balance decrease of $2.7 million, offset by a 29 basis point increase in the yield thereon.

Total interest expense decreased by $435,000 or 30.2% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Average interest-bearing liabilities decreased $14.2 million or 4.6%, from $307.8 million for the three months ended March 31, 2010, to $293.6 million for the three months ended March 31, 2011, as did the average rate paid, which decreased by 50 basis points from 1.87% to 1.37% for the respective periods.  Interest expense on deposits decreased by $383,000 or 31.4% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, as a result of a 50 basis point reduction in the average rate and a $9.2 million or 3.2% decrease in the average interest-bearing deposits from $282.8 million to $273.6 million, for the respective periods.  Time deposit and savings deposit account average balances decreased by $10.6 million and $1.5 million, or 7.9% and 1.3%, respectively, while NOW average balances increased by $3.0 million or 10.1%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  Time deposit and savings average rates both decreased by 49 basis points, as did the average rate on NOW accounts by 22 basis points for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.  Total interest expense on borrowings decreased by $52,000 for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.  Federal Home Loan Bank advance average balances were $20.0 million and $25.0 million for the three month periods ended March 31, 2011 and March 31, 2010, respectively, while the average rate decreased 16 basis points to 3.38% for the three months ended March 31, 2011 from 3.54% for the three months ended March 31, 2010.

Net interest income increased $318,000 or 4.0% to $8.2 million for the nine months ended March 31, 2011, from $7.9 million for the nine months ended March 31, 2010.  Interest income decreased by $1.2 million or 9.7%, and interest expense decrease by $1.6 million or 32.1% for the nine month period ended March 31, 2011, compared to the nine month period ended March 31, 2010.

The decrease of $1.2 million or 9.7% in interest income for the nine months ended March 31, 2011 resulted from a $15.1 million decrease in the average earning assets and a 28 basis point decrease in yield to 4.79%, compared to the nine months ended March 31, 2010.  Interest income on loans decreased by $765,000 or 7.0% for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010.  Average loan receivable balances decreased $12.0 million or 4.3% to $266.5 million for the nine months ended March 31, 2011, compared to $278.5 million for the nine months ended March 31, 2010, while the yield declined to 5.07% from 5.22%.  Interest income on securities held to maturity decreased $456,000 or 26.1% for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010, due to a 108 basis point decrease in the yield from 4.81% to 3.73% and a $2.3 million or 4.7% decrease in the average balance.  Interest income on other interest-earning assets decreased by $11,000 or 11.7% for the nine month period ended March 31, 2011, compared to the same nine month period in 2010 as the yield declined by 2 basis points to 1.50% and the average other interest earning-asset balances decreased $879,000 or 10.6%.

The $1.6 million or 32.1% decrease in interest expense for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010, was primarily due to an average rate decrease of 64 basis points to 1.46% on interest-bearing liabilities and a decrease of $7.9 million in average interest-bearing liabilities.  Interest expense on deposits decreased by $1.3 million for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010.  The average rate on deposits decreased 61 basis points to 1.32%, while the average deposit balances increased $1.4 million or 0.5%, from $277.0 million for the nine months ended March 31, 2010, to $278.4 million for the nine months ended March 31, 2011. NOW account deposit average balances increased by $2.2 million or 7.7%, as did savings deposit average balances which increased by $4.3 million or 3.8%, while time deposit average balances decreased by $5.2 million or 3.9% for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010.  The average rates on time deposits, savings and NOW accounts decreased by 63 basis points, 61 basis points and 21 basis points, respectively, for the nine months ended March 31, 2011, compared to the same nine month period ended March 31, 2010.  Interest expense on borrowings decreased by $297,000 for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010.  Average Federal Home Loan Bank advance balances decreased by $9.2 million or 31.6%, and the average rate paid on advances decreased by 27 basis points for the nine month period ended March 31, 2011, compared to the nine month period ended March 31, 2010.

Provision for Loan Losses. For the three month period ended March 31, 2011, a $400,000 provision was recorded, whereas a $375,000 provision was recorded for the same period in 2010. There were $281,000 in charge-offs and no recoveries of previously charged-off loans during the three month period ended March 31, 2011, compared to $212,000 in charge-offs and no recoveries of previously charged-off loans during the three month period ended March 31, 2010.  For the nine month period ended March 31, 2011, a $1.2 million provision was recorded, whereas a $1.1 provision was recorded for the same period in 2010. There were $548,000 in charge offs for the nine month periods ended March 31, 2011 compared to $289,000 in charge-offs for the nine month period ended March 31, 2010.  There were no recoveries of previously charged-off loans during the nine months ended March 31, 2011 and March 31, 2010.  The increased provisions reflects the significant increase in non-performing loans in the loan portfolio.  The allowance for loan losses totaled $3.3 million, $2.6 million and $2.6 million, respectively, at March 31, 2011, June 30, 2010 and March 31, 2010, representing 1.2%, 0.9% and 0.9%, respectively, of total loans. The ratio of non-performing loans to total loans was 6.9%, at March 31, 2011, as compared to 5.7% at June 30, 2010 and 6.4% at March 31, 2010. The allowance for loan losses reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of the bank owned life insurance and unrealized gain on trading securities.

Non-interest income increased by $2,000 to $168,000 for the three months ended March 31, 2011, from $166,000 for the three months ended March 31, 2010. The increase for the three month period ended March 31, 2011 compared to the same period ended March 31, 2010, was due to a $19,000 increase in fees and service charges, offset, by an $11,000 decrease in unrealized gain on trading securities and a $6,000 decrease in other income.

Total non-interest income increased $125,000 from $489,000 for the nine months ended March 31, 2010 to $614,000 for the nine months ended March 31, 2011.  Income from fees and service charges and income from bank owned life insurance increased by $121,000 and $10,000, respectively, while there was a $3,000 decrease in unrealized gain on the Company’s trading security portfolio and a $3,000 decrease in other income for the nine period ended March 31, 2011 compared to the same period ended March 31, 2010.  The increase in fees and service charges for the nine months ended March 31, 2011 was primarily the result of $78,000 in fees that were received from the early prepayment of an investment security.

Non-Interest Expenses. Total non-interest expenses grew by $8,000 or 0.4% to $2.2 million for the three months ended March 31, 2011, compared to $2.2 million the three months ended March 31, 2010.  Salaries and employee benefits increased by $40,000 or 4.3%, occupancy and equipment by $33,000 or 8.0%, FDIC insurance expense by $9,000 or 7.3% and directors’ compensation by $6,000 or 5.7%, while other expense decreased $59,000 or 12.8%, as did service bureau fees by $11,000 or 10.5% and advertising expense by $10,000 or 18.2% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The increase in salaries and employee benefits and directors expense was related to an increase in restricted stock award expense which originated in mid-December 2009. Salaries and employee benefit expense also increased due to an increase in the number of employees, and normal salary increases, offset in part, by reductions in 401(k) and ESOP expenses. The decrease in other expense was primarily attributed to the decrease in other real estate owned expense, and a reduction in chartable contribution expense.

Our non-interest expense for the nine months ended March 31, 2011, increased $463,000 or 7.4% to $6.7 million from $6.3 million for the nine months ended March 31, 2010. Other non-interest expense increased by $195,000 or 16.7% for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.  The increase in other non-interest expense was primarily attributable to an increase in other real estate owned and other non-operating expenses.  Salaries and employee benefits expense increased by $159,000 or 5.8% for the nine months ended March 31, 2011, compared to the nine months ended March 31 2010.  Directors’ compensation rose by $45,000 or 15.7% for the nine months ended March 31, 2011 to $332,000, compared to $287,000 for the nine months ended March 31, 2010 due to an increase in restricted stock award expense, which originated in mid-December 2009, and an increase in Directors’ fees.  Occupancy and equipment and FDIC insurance expenses increased by $53,000 or 4.4% and $26,000 or 7.2%, respectively, for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010, primarily due general increases in normal operating expense.  Advertising expense and service bureau fees decreased by $11,000 and $4,000, or 6.3% and 1.3%, respectively, for the same comparative period.

Income Taxes. Income tax expense for the three months ended March 31, 2011 was $127,000 or 38.0% of income before income taxes as compared to $124,000 or 37.7% of income before income taxes for the three months ended March 31, 2010.

For the nine months ended March 31, 2011, income tax expense was $357,000 or 39.7% of income before taxes as compared to $387,000 or 38.0% of income before income taxes for the nine months ended March 31, 2010.

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

At March 31, 2011, the Bank had outstanding commitments to originate loans of $1.5 million, construction loans in process of $3.8 million, unused lines of credit of $25.9 million (including $19.4 million for home equity lines of credit), and standby letters of credit of $324,000. Certificates of deposit scheduled to mature in one year or less at March 31, 2011, totaled $84.8 million.

As of March 31, 2011, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required.  At March 31, 2011, the total loans to deposits ratio was 89.7%. At March 31, 2011, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $88.7 million, of which $20.0 million was outstanding. As of March 31, 2011, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2011, the Bank exceeded all applicable regulatory capital requirements.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Millington Savings Bank’s facilities. These financial instruments may include significant purchase commitments, such as commitments related to capital expenditure plans and commitments to purchase investment securities or mortgage-backed securities, and commitments to extend credit to meet the financing needs of our customers. At March 31, 2011, our significant off-balance sheet commitments consisted of commitments to originate loans of $1.5 million, construction loans in process of $3.8 million, unused lines of credit of $25.9 million (including $19.4 million for home equity lines of credit), and standby letters of credit of $324,000.

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

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2011.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at March 31, 2011 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2011.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2011	500	$6.05	500	22,643
February 1 through 28, 2011	—		—	—
March 1 through 31, 2011	1,100	5.83	1,100	21,543
Total	1,600	$5.90	1,600

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

MSB FINANCIAL CORP.
(Registrant)

Date May 12, 2011	/s/ Gary T. Jolliffe
Gary T. Jolliffe
President and Chief Executive Officer

Date May 12, 2011	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer