Form 10-K
period 2011-06-30
MSB FINANCIAL CORP.
filed 2011-09-28
CIK 1374783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2011 or
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Stock Market LLC on December 31, 2010, was approximately $12.3 million.

As of September 26, 2011 there were 5,164,804 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders. (Parts II and III)

MSB FINANCIAL CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

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

The Bank is a New Jersey-chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. As of June 30, 2011, the Bank had 52 full time equivalent employees.

The Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  The MHC and the Company are now regulated as savings and loan holding companies by the Board of Governors of the Federal Reserve System (“FRB”), as successor to the Office of Thrift Supervision (“OTS”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

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

Lending Activities

We have traditionally focused on the origination of one-to-four family loans and home equity loans and lines of credit, which together comprise a substantial portion of the total loan portfolio. We also provide financing for commercial real estate, including multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. In recent years, construction loans have decreased as a component of our portfolio. We also originate commercial and industrial loans. Our consumer loans are comprised of auto loans, personal loans and account loans.

Loan Portfolio Composition. The following tables analyze the composition of the Bank’s portfolio by loan category at the dates indicated.  Except as set forth below, there were no concentrations of loans exceeding 10% of total loans.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:
One-to-four family real estate	$149,399	57.66%	$155,241	56.94%	$155,143	54.68%	$145,868	56.31%	$123,601	50.94%
Commercial real estate	32,559	12.57	33,776	12.39	34,115	12.03	30,068	11.61	28,989	11.95
Construction	16,633	6.42	16,639	6.10	20,978	7.39	17,771	6.86	23,822	9.82
Consumer	941	0.36	918	0.34	1,106	0.39	1,259	0.49	1,995	0.82
Home equity	50,240	19.39	56,862	20.86	62,179	21.92	54,778	21.15	55,896	23.04
Commercial and industrial	9,325	3.60	9,190	3.37	10,176	3.59	9,285	3.58	8,338	3.43

Total loans receivable	259,097	100.00%	272,626	100.00%	283,697	100.00%	259,029	100.00%	242,641	100.00%

Less:
Construction loans in process	(3,452)		(4,027)		(5,609)		(3,568)		(7,999)
Allowance for loan losses	(2,170)		(2,588)		(1,808)		(1,025)		(926)
Deferred loan fees	(224)		(197)		(222)		(146)		(218)

Total loans receivable, net	$253,251		$265,814		$276,058		$254,290		$233,498

Loan Maturity Schedule. The following table sets forth the maturity of the Bank’s loan portfolio at June 30, 2011. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less. Undisbursed amounts on construction loans totaling $3.5 million at June 30, 2011 are not shown in the table. The table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2011
	One-to-Four Family Real Estate	Commercial Real Estate	Construction	Consumer	Home Equity	Commercial and Industrial	Total
	(In thousands)
Amounts Due:
Within 1 Year	$11,840	$3,789	$12,693	$701	$360	$2,931	$32,314

After 1 year:
1 to 5 years	23,305	8,324	488	157	6,814	5,029	44,117
5 to 10 years	12,891	8,025	—	83	20,341	123	41,463
After 10 years	101,363	12,421	—	—	22,725	1,242	137,751

Total due after one year	137,559	28,770	488	240	49,880	6,394	223,331
	$149,399	$32,559	$13,181	$941	$50,240	$9,325	$255,645

The following table sets forth the dollar amount of all loans at June 30, 2011 due after June 30, 2012, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One-to-four family real estate	$134,363	$3,196	$137,559
Commercial real estate	28,770	—	28,770
Construction	488	—	488
Consumer	46	194	240
Home equity	25,613	24,267	49,880
Commercial and industrial	2,024	4,370	6,394
Total	$191,304	$32,027	$223,331

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

We originate adjustable rate mortgages, or ARMs, with up to 30 year terms at rates based upon the U.S. Treasury One Year Constant Maturity as an index. Our ARMs currently reset on an annual basis, beginning with the first year, and have a 200 basis point annual increase cap and a 600 basis point lifetime adjustment cap.  We do not originate “teaser” rate or negative amortization loans.

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

We provide financing on residential investment properties with either 3 to 10 year balloon mortgages, 3, 5, 7 or 10 year adjustable rate mortgages or 5 to 30 year fixed duration mortgages. At the end of each term a balloon mortgage on an investment property may be paid off in full with no penalty or, provided that the loan is in good standing and there has been no negative change in the value of the collateral, we may extend the existing mortgage on new terms, at a new interest rate. If the mortgage is extended, there may be additional charges at the time of each extension. Our investment property lending product is available to individuals or proprietorships, partnerships, limited liability corporations, and corporations with personal guarantees. All investment property is underwritten on its ability substantially to carry itself, unless the property is a two-family residence with the mortgagor living in one of the units.

Preference is given to those loans where rental income covers all operating expenses, including but not limited to principal and interest, real estate taxes, hazard insurance, utilities, maintenance, and reserve. The cash coverage ratio to cover operating expenses must be at least 1.50 times.  Any negative cash flow will be included in the limit on the borrower’s total debt ratio.

We generally originate one-to-four family first mortgage loans, for primary residence or investment, for up to 80% loan-to-value.

Commercial Real Estate Mortgages. Our commercial real estate lending includes multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. Our commercial real estate mortgage loans are either 3 to 10 year balloon mortgages (with a maximum amortization period of 25 years) or 15 year fixed duration mortgages. This type of lending is made available to proprietorships, partnerships, and corporations with personal guarantees. All commercial property is underwritten on its ability substantially to provide satisfactory cash flows.  A cash flow and lease analysis is performed for each property. Preference is given to those loans where rental income covers all operating expenses, including but not limited to principal and interest, real estate tax, hazard insurance, utilities, maintenance, and reserve. The cash coverage ratio to cover operating expenses must be at least 1.25%.  Any negative cash flow will be included in the limit on the borrower’s total debt ratio. Cash from other assets of the borrower, who may own multiple properties and generate a surplus, can be made available to cover debt-service shortages of the financed property. The maximum loan-to-value ratio on most commercial real estate loans we originate is 80%.

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

Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property the value of which tends to be more easily ascertainable, multi-family and commercial real estate loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business or rental income. As a result, the availability of funds for the repayment of commercial real estate and multi-family loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial real estate and multi-family loans, therefore, have greater credit risk than one-to-four family residential mortgages or consumer loans. In addition, commercial real estate and multi-family loans generally result in larger balances to single borrowers, or related groups of borrowers and also generally require substantially greater evaluation and oversight efforts.

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

Construction loans are mortgages with up to an 18 month duration. Funds are disbursed periodically upon inspections made by our inspectors on the percentage of work completed, as per the approved budget. Funds disbursed may not exceed 50% of loan-to-value of land and 75% loan-to-value of improvements any time during construction.  Interest rates on disbursed funds are based on the rates and terms set at the time of closing.  The majority of our construction lending is variable rate loans with rates tied to the prime rate published in The Wall Street Journal, plus a premium. Payments on disbursed funds must be made on a monthly basis. The loan-to-value limitation on land acquisition loans is 50%.

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

Commercial and Industrial Loans. We offer revolving lines of credit to businesses to finance short-term working capital needs like accounts receivable and inventory. These lines of credit may be unsecured or secured by accounts receivable and inventory or real estate. We generally provide such financing for no more than a 3 year term and with a variable rate.

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

The loan-to-value limits related to commercial lending vary according to the collateral. Loans secured by real estate may be originated for up to 80% loan-to-value. Other limits are as follows: Savings accounts-90% of the deposit amount; new equipment-75% of purchase price; and used equipment-lesser of 75% of purchase price or 75% of current market value.

Loans to One Borrower. The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. Accordingly, as of June 30, 2011, our loans to one borrower legal limit was approximately $5.3 million.

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

We normally do not sell loans into the secondary mortgage market and did not sell any loans in the five year period ended June 30, 2011.  Because it has been our policy to retain the loans we originate in our portfolio, we have not uniformly originated our real estate mortgage loans to meet the documentation standards to sell loans in the secondary mortgage market. We may do so, however, in the future if we find it desirable in connection with interest rate risk management to sell longer term fixed rate mortgages into the secondary mortgage market.

We did not purchase any whole loans in the five-year period ended June 30, 2011. We did, however, purchase insignificant participation interests in loans originated by other banks during this period.

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

When a loan is 90 days delinquent, the Vice President - Lending may determine to refer it to an attorney for repossession or foreclosure. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of cost or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the period in which the declines occur. At June 30, 2011, we held $861,000 in real estate owned.

As to commercial loans, the Bank requests updated financial statements when the loan becomes 90 days delinquent. As to account loans, the outstanding balance is collected from the related account along with accrued interest when the loan is 180 days delinquent.

Loans are reviewed on a regular basis, and all delinquencies of 60 days or more are reported to the Board of Directors. Loans are placed on non-accrual status when they are more than 90 days delinquent, except for such loans which are “well secured” and “in the process of collection.”  In addition a loan may be placed on non-accrual status at any time if, in the opinion of management, the collection of the loan in full is doubtful. An asset is “well secured” if it is secured (1) by collateral in the form of liens on or pledges of real or personal property, including securities, that have a realizable value sufficient to discharge the debt (including accrued interest) in full, or (2) by the guarantee of a financially responsible party.  An asset is “in process of collection” if collection of the asset is proceeding in due course either (1) through legal action, including judgment enforcement procedures, or (2) in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or its restoration to a current status in the near future.

Interest accrued and unpaid during the year the loan is placed on non-accrual status is charged against interest income.  Interest accrued and unpaid in prior years is charged against the allowance for loan losses.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At June 30, 2011, we had approximately $14.1 million of loans that were held on a non-accrual basis, all of which were classified as impaired with $3.6 million subject to specific loss allowances totaling $685,000.

Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.

	At June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
One-to-four family real estate	$8,317	$6,764	$3,714	$1,234	$116
Commercial real estate	3,132	3,465	926	410	-
Construction	1,027	864	-	-	666
Consumer	2	9	-	-	-
Home equity	950	2,281	1,356	634	634
Commercial and industrial	642	514	550	658	166
Total	14,070	13,897	6,546	2,936	1,582
Accruing loans contractually past due 90 days or more:
One-to-four family real estate	1,369	1,439	2,394	1,615	740
Commercial real estate	-	-	-	378	-
Construction	-	-	250	-	-
Consumer	-	2	10	16	-
Home equity	934	321	78	234	27
Commercial and industrial	-	-	377	-	-
Total	2,303	1,762	3,109	2,243	767
Total non-performing loans	$16,373	$15,659	$9,655	$5,179	$2,349
Total non-performing assets (1)	$17,234	$16,726	$9,655	$5,179	$2,349
Troubled Debt Restructurings	$-	$896	$-	$-	$-

Total non-performing loans to total loans	6.32%	5.74%	3.40%	2.00%	0.97%
Total non-performing loans to total assets	4.69%	4.36%	2.74%	1.68%	0.83%
Total non-performing assets to total assets	4.93%	4.66%	2.74%	1.68%	0.83%
__________________
(1) Total non-performing assets consist of total non-performing loans and other real estate owned of $861, $1,067, $ -, $ -, and $ - at June 30, 2011, 2010, 2009, 2008 and 2007.

During the year ended June 30, 2011, gross interest income of $843,000 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $308,000 of interest collected on a cash basis was included in income.

Classified Assets. Management, in compliance with the Uniform Credit Classification and Account Management Policy adopted by the Federal Deposit Insurance Corporation, has instituted an internal loan review program, whereby non-performing loans are classified as special mention, substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged-off, if a conforming loss event has occurred.

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

The following table discloses the Bank’s classification of assets as of June 30, 2011.

At June 30, 2011
(In thousands)

Special Mention	$1,227
Substandard	8,134
Doubtful	1,579
Loss	422
Total	$11,362

At June 30, 2011, 10 out of the 23 loans classified totaling $4.4 million are included as non-performing loans in the non-performing assets table.

Allowance for Credit Losses. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded credit commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. All, or part, of the principal balance of loans receivable that are deemed uncollectible are charged against the allowance when management determines that the repayment of that amount is highly unlikely.    Any subsequent recoveries are credited to the allowance.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

Management, in determining the allowance for loan losses, considers the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price of the impaired loan) is lower than the carrying value of that loan. The general component covers pools of loans by loan class.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, adjusted for qualitative factors.  Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Concessions granted under a troubled debt restructuring generally involve a reduction in interest rate, below market, or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as troubled debt restructurings are initially designated as impaired

The evaluation of the need and amount of the allowance for impaired loans and whether a loan can be removed from impairment status is made on a quarterly basis.  The Bank’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

In addition, the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation, as an integral part of their examination processes, periodically review our loan and real estate owned portfolios and the related allowance for loan losses and valuation allowance for real estate owned. They may require the allowance for loan losses or the valuation allowance for real estate owned to be increased based on their review of information available at the time of the examination, which would negatively affect our earnings.

The following table sets forth information with respect to the Bank’s allowance for loan losses for the periods indicated:

	Year Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Allowance balance at beginning of period	$2,588	$1,808	$1,025	$926	$921
Provision for loan losses	1,686	1,600	783	135	5
Charge-offs:
One-to-four family real estate	1,134	6	-	-	-
Commercial real estate	155	166	-	-	-
Construction	34	487	-	-	-
Consumer	8	14	-	42	3
Home Equity	759	148	-	-	-
Commercial	14	-	-	-	-
Total charge-offs	2,104	821	-	42	3

Recoveries:
Consumer	-	1	-	6	3
Total recoveries	-	1	-	6	3
Net charge-offs	$2,104	$820	$-	$36	$-
Allowance balance at end of period	$2,170	$2,588	$1,808	$1,025	$926
Total loans outstanding at end of period	$259,097	$272,626	$283,697	$259,029	$242,641
Average loans outstanding during period	$264,476	$277,379	$266,164	$243,879	$228,069
Allowance for loan losses as a percentage of non-performing loans	13.25%	16.53%	18.73%	19.79%	39.42%
Allowance for loan losses as a percentage of total loans	0.84%	0.95%	0.64%	0.40%	0.38%
Net loans charged-off as a percentage of average loans	0.80%	0.30%	-%	0.01%	-%

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

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)

One-to-four family real estate	$733	57.66%	$969	56.94%	$683	54.68%	$471	56.31%	$389	50.94%
Commercial real estate	303	12.57	507	12.39	345	12.03	116	11.61	105	11.95
Construction	514	6.42	272	6.10	152	7.39	74	6.86	83	9.82
Consumer	12	0.36	11	0.34	6	0.39	7	0.49	9	0.82
Home equity	397	19.39	665	20.86	468	21.92	238	21.15	236	23.04
Commercial	211	3.60	164	3.37	154	3.59	119	3.58	104	3.43
Total allowance	$2,170	100.00%	$2,588	100.00%	$1,808	100.00%	$1,025	100.00%	$926	100.00%

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

At the present time, nearly our entire securities portfolio is purchased with the intent to hold each security until maturity.  At June 30, 2011, we maintained a small trading account totaling $60,000 and the rest of our securities portfolio was classified as held to maturity.  Securities not classified as “held to maturity” or as “trading securities” are classified as “available for sale” and are reported at fair value with unrealized gains and losses on the securities impacting equity.  There were no available for sale securities at June 30, 2011 and 2010.

Individual securities are considered impaired when their fair values are less than their amortized cost. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance including, but not limited to, ASC 320.  Accordingly, the Company accounts for temporary impairments based upon security classification as either trading, available for sale or held to maturity.  Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through other comprehensive income with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Temporary impairments of “held to maturity” securities are not recognized in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities is disclosed in the notes to the consolidated financial statements.  The carrying value of securities held in a trading portfolio is adjusted to fair value through earnings on a quarterly basis.

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

At June 30, 2011, our securities portfolio did not contain securities of any issuer, other than the U.S. Government agencies or its government-sponsored entities, having an aggregate book value in excess of 10% of stockholders’ equity.  We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our held to maturity securities portfolio at June 30, 2011. Our held to maturity securities portfolio is carried at amortized cost.  This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

	At June 30, 2011
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

U.S. Government Agency Obligations	$—	—%	$—	—%	$9,020	3.16%	$31,246	3.36%	$40,266	3.31%	$40,079

Mortgage-Backed Securities:
Government National Mortgage Association	—	—	—	—	3	9.72	20	2.63	23	3.53	23
Federal Home Loan Mortgage Corporation	—	—	47	6.52	179	5.06	170	3.81	396	3.69	409
Federal National Mortgage Association	—	—	19	6.65	15	3.03	974	5.47	1,008	5.45	1,091
Total	$—	—%	$66	6.56%	$9,217	3.20%	$32,410	3.42%	$41,693	3.37%	$41,602

The following table sets forth the carrying value of our held to maturity securities portfolio at the dates indicated. Securities classified as held to maturity are shown at our amortized cost.

	At June 30
	2011	2010	2009
	(In thousands)

U.S. Government Agency Obligations	$40,266	$44,772	$41,315
Government National Mortgage Association	23	27	38
Federal Home Loan Mortgage Corporation	396	461	535
Federal National Mortgage Association	1,008	2,217	2,799
Total securities held to maturity	$41,693	$47,477	$44,687

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

Deposits. Our current deposit products include checking and savings accounts, certificates of deposit and fixed or variable rate individual retirement accounts (IRAs). Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time, if any, that the funds must remain on deposit and the applicable interest rate. Our savings account menu includes regular passbook, statement, money market and club accounts. We also offer a six-level tiered savings account. Our certificates of deposit currently range in terms from 6 months to 10 years. Our IRAs are available with the same maturities as certificates of deposit accounts, with the exception of the 30 month term. We offer a two year certificate of deposit that permits the depositor to increase the interest rate to the current two year rate once during the term.

Deposits are obtained primarily from within New Jersey. The Bank also utilizes brokered deposits as a funding source.  Brokered deposits at June 30, 2011 totaled $3.7 million.  Premiums or incentives for opening accounts are sometimes offered. We periodically select particular certificate of deposit maturities for promotion in connection with asset/liability management and interest rate risk concerns.

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

The following table sets forth the distribution of average deposits for the periods indicated and the weighted average nominal interest rates for each period on each category of deposits presented.

	For the Year Ended June 30,
	2011			2010			2009
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)

Non-interest-bearing demand	$12,829	4.43%	-%	$11,417	3.93%	-%	$10,101	4.17	-%
Interest-bearing demand	31,333	10.82	0.32	29,067	10.02	0.53	26,175	10.82	0.63
Savings and club	117,794	40.67	0.67	115,998	39.97	1.25	90,512	37.40	2.22
Certificates of deposit	127,683	44.08	2.07	133,746	46.08	2.64	115,210	47.61	3.61

Total deposits	$289,639	100.00%	1.22%	$290,228	100.00%	1.77%	$241,998	100.00	2.62%

The following table sets forth certificates of deposit classified by interest rate categories as of the dates indicated.

	At June 30,
	2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Interest Rate:
Under - 1.00%	$45,102	36.95%	$3,884	2.92%	$-	-%
1.00% - 1.99%	37,018	30.33	73,020	54.83	13,756	10.84
2.00% - 2.99%	8,276	6.78	17,057	12.81	50,253	39.60
3.00% - 3.99%	18,730	15.34	24,246	18.20	43,690	34.43
4.00% - 4.99%	3,334	2.73	5,252	3.94	9,520	7.50
5.00% - 5.99%	9,604	7.87	9,717	7.30	9,682	7.63
Total	$122,064	100.00%	$133,176	100.00%	$126,901	100.00%

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2011.

		Amount Due
		Year Ended June 30,
	2012	2013	2014	2015	2016	After June 30, 2016	Total
		(In thousands)
Interest Rate:
Under - 1.00%	$40,617	$4,485	$-	$-	$-	$-	$45,102
1.00% - 1.99%	22,893	12,008	1,856	-	-	261	37,018
2.00% - 2.99%	1,348	932	618	928	4,045	405	8,276
3.00% - 3.99%	11,215	427	590	3,570	2,245	683	18,730
4.00% - 4.99%	163	1,765	185	207	79	935	3,334
5.00% - 5.99%	1,972	1,547	433	1,777	1,220	2,655	9,604
Total	$78,208	$21,164	$3,682	$6,482	$7,589	$4,939	$122,064

The following table shows the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2011.

Certificates of Deposit
(In thousands)
Remaining Time Until Maturity:
Within three months	$9,134
Three through six months	9,770
Six through twelve months	15,471
Over twelve months	17,467
Total	$51,842

Borrowings. To supplement our deposits as a source of funds for lending or investment, we have borrowed funds in the form of advances from the Federal Home Loan Bank of New York.  At June 30, 2011, our collateralized borrowing limit with the Federal Home Loan Bank was $87.9 million and our outstanding borrowings with the Federal Home Loan Bank totaled $20.0 million. Information regarding our total borrowings as of June 30, 2011 is set forth in the following table.

	At June 30, 2011
	Balance	Rate	Maturity
	(Dollars in thousands)
Total Borrowings:
Ten Year Fixed Rate Convertible Advance	$10,000	3.272%	November 2017
Ten Year Fixed Rate Convertible Advance	$10,000	3.460%	March 2018

Advances from the Federal Home Loan Bank of New York are typically secured by the Federal Home Loan Bank stock and a portion of our residential mortgage loans and by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. Additional information regarding our borrowings is included under Note 9 to our consolidated financial statements beginning on page F-1.

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

Elimination of OTS.  Effective July 21, 2011, the Dodd-Frank Act eliminated the OTS, which had been the primary federal regulator for the Company and the MHC. At that time, the primary federal regulator of the Company and the MHC became the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Federal Reserve will generally have rulemaking, examination, supervision and oversight authority over our operations and the FDIC will remain the primary federal regulator of the Bank.  Prior to the elimination of the OTS, the Federal Reserve provided a list of the regulations issued by the OTS that  will continue to apply.  OTS guidance, orders, interpretations, policies and similar items under which we and other savings and loan holding companies operate will continue to remain in effect until they are superseded by new guidance and policies from the Federal Reserve.

New Limits on MHC Dividend Waivers.  Effective as of the date of transfer of OTS’s duties, the Dodd-Frank Act made significant changes in the law governing waivers of dividends by mutual holding companies.  After that date, a mutual holding company may only waive the receipt of a dividend from a subsidiary if no insider of the mutual holding company or their associates or tax-qualified or non-tax-qualified employee stock benefit plan holds any shares of the class of stock to which the waiver would apply, or the mutual holding company gives written notice of its intent to waive the dividend at least 30 days prior to the proposed payment date and the Federal Reserve does not object.  The Federal Reserve will not object to a dividend waiver if it determines that the waiver would not be detrimental to the safe and sound operation of the savings association, the mutual holding company’s board determines that the waiver is consistent with its fiduciary duties and the mutual holding company has waived dividends prior to December 1, 2009.  In addition, waived dividends must be taken into account in determining the appropriate exchange ratio for a second-step conversion of a mutual holding company unless the mutual holding company has waived dividends prior to December 1, 2009. Lastly, the interim final rule adopted by the Federal Reserve requires that dividend waivers must be approved by the members of the MHC at least every 12 months.

Holding Company Capital Requirements.  Effective as of the transfer date, the Federal Reserve is authorized to establish capital requirements for savings and loan holding companies.  These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Within five years after enactment, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements that are no less stringent than those currently applied to depository institutions to depository institution holding companies that were not supervised by the Federal Reserve as of May 19, 2009.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets.

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

Corporate Governance. The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. For smaller reporting companies such as us, this requirement does not go into effect until 2013. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gave the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters

Transactions with Affiliates and Insiders.  Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Debit Card Interchange Fees.  Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud.  The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

Consumer Financial Protection Bureau.  The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement

 Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.

Regulation of the Company

General. The Company is a savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act. As a result of the Dodd-Frank Act and the elimination of the OTS, it is required to file reports with the Federal Reserve and is subject to regulation and examination by the Federal Reserve. The Company must also obtain regulatory approval before engaging in certain transactions, such as mergers with or acquisitions of other financial institutions.

The Federal Reserve has indicated that, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the Home Owners’ Loan Act, it intends to apply its current supervisory approach to the supervision of bank holding companies to savings and loan holding companies.  The stated objective of the Federal Reserve will be to ensure the savings and loan holding company and its non-depository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the safety and soundness of the subsidiary depository institutions.  The Federal Reserve has generally adopted the substantive provisions of the OTS regulations governing savings and loan holding companies on an interim final basis with certain modifications as disclosed below.

Activities Restrictions.  As a savings and loan holding company and as a subsidiary holding company of a mutual holding company, the Company is subject to statutory and regulatory restrictions on its business activities.  The non-banking activities of the Company and its non-savings institution subsidiaries are restricted to certain activities specified by the Federal Reserve regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987 and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act.  Before engaging in any non-banking activity or acquiring a company engaged in any such activities, the Company must file with the FRB either a prior notice or (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition.  Under the Dodd-Frank Act, a savings and loan holding company may only engage in activities authorized for financial holding companies if they meet all of the criteria to qualify as a financial holding company.  Accordingly, the Federal Reserve will require savings and loan holding companies to elect to be treated as financial holding companies in order to engage in financial holding company activities.  In order to make such an election, the savings and loan holding company and its depository subsidiaries must be well capitalized and well managed.

Mergers and Acquisitions.  The Company must obtain approval from the FRB before acquiring, directly or indirectly, more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation, or purchase of its assets.  Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the FDIC.  In evaluating an application for the Company to acquire control of a savings institution, the FRB would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Waivers of Dividends by MSB Financial MHC.  As permitted by OTS policies, the MHC has historically waived the receipt of most but not all dividends from the Company.  The OTS reviewed dividend waiver notices on a case-by-case basis and, in general, did not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members and (ii) the waiver would not be detrimental to the safe and sound operations of the subsidiary savings association.  During the year ended June 30, 2011, the MHC waived its right, upon non-objection from the OTS, to receive cash dividends of approximately $326,000 declared during the year.

Effective July 21, 2011, a mutual holding company may only waive the receipt of a dividend from a subsidiary if no insider of the mutual holding company or their associates or tax-qualified or non-tax-qualified employee stock benefit plan holds any shares of the class of stock to which the waiver would apply, or the mutual holding company gives written notice of its intent to waive the dividend at least 30 days prior to the proposed payment date and the FRB does not object.  The FRB may not object to a dividend waiver if it determines that the waiver would not be detrimental to the safe and sound operation of the savings association, the mutual holding company’s board determines that the waiver is consistent with its fiduciary duties and the mutual holding company has waived dividends prior to December 1, 2009.

  The FRB’s interim final rule on dividend waivers would require that any notice of waiver of dividends include a board resolution together with any supporting materials elide upon by the MHC board to conclude that the dividend waiver is consistent with the board’s fiduciary duties.  The resolution must include: (i) a description of the conflict of interest that exists because of a MHC director’s ownership of stock in the subsidiary declaring the dividend and any actions taken to eliminate the conflict of interest, such as a waiver by the directors of their right to receive dividends; (ii) a finding by the MHC that the waiver is consistent with its fiduciary duties despite any conflict of interest: (iii) an affirmation that the MHC is able to meet the terms of any loan agreement for which the stock of the subsidiary is pledged or to which the MHC subject: and (iv) and affirmation that as majority of the MHC’s members have approved a waiver of dividends within the past 12 months and that the proxy statement used for such vote included certain disclosures.

Conversion of the MHC to Stock Form.  Federal regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization, commonly referred to as a second step conversion.  In a second step conversion a new holding company would be formed as the successor to the Company, the MHC’s corporate existence would end and certain depositors of the Bank would receive the right to subscribe for shares of the new holding company.  In a second step conversion, each share of common stock held by stockholders other than the MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that the Company’s stockholders own the same percentage of common stock in the new holding company as they owned in the Company immediately prior to the second step conversion.  Under the Federal Reserve regulations, the Company’s stockholders would not be diluted because of any dividends waived by the MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event the MHC converts to stock form.  The total number of shares held by the Company’s stockholders after a second step conversion also would be increased by any purchases by the Company’s stockholders in the stock offering of the new holding company conducted as part of the second step conversion.

Under the Dodd-Frank Act, waived dividends must be taken into account in determining the appropriate exchange ratio for a second-step conversion of a mutual holding company unless the mutual holding company has waived dividends prior to December 1, 2009.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Federal Reserve.  Under the Change in Bank Control Act, the FRB has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control is then subject to regulation as a savings and loan holding company.

Holding Company Capital Requirements.  Effective as of the transfer date, the Federal Reserve was authorized to establish capital requirements for savings and loan holding companies.  These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Within five years after enactment, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements that are no less stringent than those currently applied to depository institutions to depository institution holding companies that were not supervised by the Federal Reserve as of May 19, 2009.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets.

The Federal Reserve stated that it is considering applying the same consolidated risk-based and leverage capital requirements to savings and loan holding companies as those applied to bank holding companies under Basel III to the extent reasonable and feasible taking into consideration the unique characteristics of savings and loan holding companies and requirements of the Home Owners’ Loan Act.  The Federal Reserve expects these rules to be finalized in 2012 and implementation to begin in 2013.

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

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%.  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate could be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate could also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment could not increase an institution’s base assessment rate by more than 50%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments.  In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5% annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012.  The prepaid assessment will be applied against actual quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it may apply for an exemption.  Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.  The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled for 2011 regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.  Pursuant to the new restoration plan, the FDIC will forgo the 3 basis point increase in assessments scheduled to take effect on January 1, 2011.

The FDIC has adopted new assessment regulations that redefine the assessment base as average consolidated assets less average tangible equity.  Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages.  In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets would be reduced by goodwill and other intangibles.  Average tangible equity will equal Tier 1 capital. For institutions with more than $1.0 billion in assets average tangible equity will be calculated on a weekly basis while smaller institutions may use the quarter-end balance.  Beginning April 1, 2011, the base assessment rate for insured institutions in Risk Category I will range between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV will be 14, 23 and 35 basis points.  An institution’s assessment rate will be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets which will be assessed at a rate between 5 and 35 basis points.

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

Regulatory Capital Requirements.  Federal Deposit Insurance Corporation capital regulations require savings institutions to meet three minimum capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2011, the Bank was in compliance with the minimum capital standards and qualified as “well capitalized.”  For the Bank’s compliance with these regulatory capital standards, see Note 14 to the consolidated financial statements. In assessing an institution’s capital adequacy, the Federal Deposit Insurance Corporation takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

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

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business, and specified liquid assets up to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. The Bank met the qualified thrift lender test as of June 30, 2011 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2011, our investment in property and equipment, net of depreciation and amortization, totaled $9.8 million, including leasehold improvements and construction in progress. The following table lists our offices.

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

Item 3. Legal Proceedings

The Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at June 30, 2011 that would have a material effect on operations or income.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Purchases of Equity Securities

(a)           Market Information. The Company’s common stock trades on the NASDAQ Stock Market under the symbol “MSBF”. The table below shows the reported high and low closing prices of common stock reported by NASDAQ and dividends declared during the periods indicated.

	High	Low	Dividends
2010
Quarter ended September 30, 2009	$9.11	$8.75	$0.03
Quarter ended December 31, 2009	$9.45	$7.84	$0.03
Quarter ended March 31, 2010	$8.00	$6.95	$0.03
Quarter ended June 30, 2010	$8.09	$7.00	$0.03

2011
Quarter ended September 30, 2010	$8.07	$6.55	$0.03
Quarter ended December 31, 2010	$7.48	$5.66	$0.03
Quarter ended March 31, 2011	$6.70	$5.15	$0.03
Quarter ended June 30, 2011	$6.11	$5.16	$0.03

Dividends. Declarations of dividends by the Board of Directors depend on a number of factors, including investment opportunities, growth objectives, financial condition, profitability, tax considerations, minimum capital requirements, regulatory limitations, and general economic as well as stock market conditions. The timing, frequency and amount of dividends are determined by the Board of Directors.

Stockholders. As of September 20, 2011, there were approximately 597 shareholders of record of the Company’s common stock. This number does not include brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial (“street name”) owners.

(b)           Not applicable

(c)   Issuer Purchases of Equity Securities.

Treasury stock repurchases during the fourth quarter of fiscal year 2011 for the Company were as follows:

			Total number of shares	Maximum number of
			Purchased as part of	Shares that may be
	Total number of	Average price	Publicly announced	Purchased under the
Period	shares purchased	paid per share	plans or programs	plans or programs
April, 2011	4,500	$5.76	4,500	17,043
May, 2011	2,000	5.67	2,000	15,043
June, 2011	—	—	—	15,043
Total	6,500	$5.73	6,500

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

We reported net income of $706,000 for the fiscal year ended June 30, 2011 as compared to net income of $806,000 for fiscal 2010.

Net interest income for fiscal 2011 was up approximately 1.9% as compared to fiscal 2010 while non-interest expense was up approximately 3.8%. The interest rate spread increased in fiscal 2011 to 3.33%, compared to 3.03% for fiscal 2010, mainly as a result of a lower interest rate environment.  For the year ended June 30, 2011, interest income decreased by $1.7 million or 10.2% while interest expense decreased by $1.9 million or 31.3% as compared to 2010.

Total assets were $349.5 million at June 30, 2011, a 2.6% decrease compared to $358.7 million at June 30, 2010. The decrease in assets occurred primarily as the result of a $12.6 million decrease in loans receivable, net and a decrease of $5.8 million in securities held to maturity, offset by an increase of $9.8 million in cash and cash equivalent balances.  Deposits were $286.2 million at June 30, 2011, compared to $296.4 million at June 30, 2010.  FHLB advances were $20.0 million at June 30, 2011 and June 30, 2010.

Stockholders’ equity at June 30, 2011 was $40.7 million compared to our stockholders’ equity at the prior year-end of $40.0 million, primarily due $706,000 net income, an increase of $289,000 in paid-in capital, offset by the repurchase of $104,000 in treasury stock.  Our return on average equity for fiscal 2011 was 1.74%, compared to 1.99% for fiscal 2010. The decrease in return on average equity for 2011 reflects the decrease in net income for the fiscal year ended June 30, 2011 as compared to the year ended June 30, 2010.

The Bank experienced a reduction in loan and deposit growth during the twelve months ended June 30, 2011, primarily due to a slowing economy.  Loans receivable, net, and deposits decreased by $12.6 million and $10.2 million, or 4.7% and 3.5%, respectively, as did the Bank’s securities held to maturity by $5.8 million or 12.2%, while cash and cash equivalent balances increased by $9.8 million or 46.5%.  Borrowings remained unchanged from June 30, 2010 to June 30, 2011.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examinations

The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Bank’s loans receivable portfolio is comprised of the following segments: residential mortgage, commercial real estate, construction, consumer and, commercial and industrial. Some segments of the Bank’s loan receivable portfolio are further disaggregated into classes which allows management to better monitor risk and performance.

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

The allowance consists of specific, general and unallocated components. The specific component is related to loans that are classified as impaired.  For loans classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class and is based on historical loss experience adjusted for qualitative factors. These qualitative risk factors include:

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

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a reduction in interest rate, below market rate, or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified

terms, are current for six consecutive months after modification.   Loans classified as troubled debt restructurings are initially designated as impaired.

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

Comparison of Financial Condition at June 30, 2011 and 2010

General. Total assets were $349.5 million at June 30, 2011, compared to $358.7 million at June 30, 2010. From June 30, 2010 to June 30, 2011, the Company experienced a $12.5 million or 4.7% decrease in loans receivable, net, and a $5.8 million or 12.2% decrease in securities held to maturity, while cash and cash equivalent balances increased $9.8 million or 46.5% during the same period.  Deposits decreased $10.2 million or 3.5%, while advances from the Federal Home Loan Bank of NY remained the same.  The increase in cash and cash equivalent balances was primarily the result of decreases in loan receivable, net, securities held to maturity, offset by a decrease in deposits during the twelve month period ended June 30, 2011. The decrease in loans receivable, net was primarily due to a decrease in loan originations, while the decrease in securities held to maturity balance was primarily due to securities being called during this period.

Total assets decreased by $9.3 million or 2.6% between years, as did total liabilities by $10.0 million or 3.1%, and the ratio of average interest-earning assets to average-interest bearing liabilities decreased to 107.25% for fiscal 2011 as compared to 109.04% for fiscal 2010.  Stockholders’ equity increased $712,000 or 1.8%% to $40.7 million at June 30, 2011 compared to $40.0 million at June 30, 2010.

Loans. Loans receivable, net, declined $12.5 million, or 4.7% from $265.8 million at June 30, 2010 to $253.3 at June 30, 2011. As a percentage of assets, loans decreased to 72.5% from 74.1%. The Bank’s commercial and industrial loans grew by $135,000 or 1.5% during the year, as did deposit account loans by $32,000 or 7.0% and overdraft protection loans by $15,000 or 8.4%. Home equity loans decreased by $6.6 million or 11.7%, one-to-four family residential loans by $5.8 million or 3.8%, as did personal loans by $24,000 or 54.5%, and construction loans by $6,000,  between June 30, 2010 and June 30, 2011, while automobile loans remained the same at both period ending dates.

Securities. Our portfolio of securities held to maturity was at $41.7 million at June 30, 2011 as compared to $47.5 million at June 30, 2010. Maturities, calls and principal repayments during the year totaled $40.0 million as compared to $39.2 million during the prior year. We purchased $34.2 million of new securities during the year ended June 30, 2011 compared to $42.0 million during the year ended June 30, 2010.

Deposits. Total deposits at June 30, 2011 were $286.2 million, a $10.2 million decrease as compared to $296.4 million at June 30, 2010. Demand deposits, in aggregate, increased by $9.2 million, while certificate of deposit accounts decreased by $11.1 million, as did savings and club accounts by $8.3 million.

Borrowings. Total borrowings at June 30, 2011 and 2010 amounted to $20.0 million.  The Bank did not make or repay any long term borrowings during 2011 and did not have short-term borrowings at June 30, 2011 and 2010.

Equity. Stockholders’ equity was $40.7 million at June 30, 2011 compared to $40.0 million at June 30, 2010, an increase of $712,000 or 1.8%. The $289,000 increase in paid in capital was primarily due to compensation expense attributable to the Company’s stock-based compensation plan.  Other increases in equity were due to $706,000 in net income and $168,000 in ESOP shares earned, which were offset by the declaration of $266,000 in cash dividends declared on our common stock, a $104,000 increase in treasury stock due to repurchases, and an $81,000 increase in accumulated other comprehensive loss.

Comparison of Operating Results for the Two Years Ended June 30, 2011

General. Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. It is a function of the average balances of loans and investments versus deposits and borrowed funds outstanding in any one period and the yields earned on those loans and investments and the cost of those deposits and borrowed funds. Our results of operations are also affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income includes service fees and charges, and income on bank owned life insurance. Non-interest expense includes salaries and employee benefits, occupancy and equipment expense and other general and administrative expenses such as service bureau fees and advertising costs.

Our net income for the year ended June 30, 2011 was $706,000, a 12.4% decrease compared to net income of $806,000 for the year ended June 30, 2010.  This decrease was the result of increases in non-interest expense, provision for loan losses and income taxes, offset by increases in net interest income and non-interest income for the year ended June 30, 2011, compared to the year ended June 30, 2010.

Net Interest Income. Net interest income for the year ended June 30, 2011 amounted to $10.9 million, 1.9% higher than net interest income for the year ended June 30, 2010 of $10.7 million. Interest expense decreased by $1.9 million, or 31.3%, as did interest income by $1.7 million or 10.2% for the year ended June 30, 2011.

Average earning assets decreased by $16.0 million or 4.8% for the year ended June 30, 2011, compared to the year ended June 30, 2010, as did the average rate on earning assets which decreased by

29 basis points to 4.75% for the year ended June 30, 2011, resulting in a decrease of $1.7 million or 10.2% in total interest income compared to the year ended June 30, 2010. Interest income on loans decreased by $1.1 million or 7.9% for the year ended June 30, 2011, compared to the year ended June 30, 2010, as did the average yield by 18 basis points to 5.03%. Average loan receivable balances decreased $12.9 million or 4.7% to $264.5 million for the year ended June 30, 2011, compared to $277.4 million for the year ended June 30, 2010. Interest income on securities held to maturity decreased $568,000 or 24.9% for the year ended June 30, 2011, compared to the year ended June 30, 2010. Average securities held to maturity balances decreased $982,000 or 2.1% for the year ended June 30, 2011, compared to the year ended June 30, 2010, and the yield on the investment held to maturity portfolio decreased by 112 basis points to 3.68% for the year ended June 30, 2011, compared to the year ended June 30, 2010. Interest income on other interest-earning assets decreased by $7,000 or 6.1% for the year ended June 30, 2011, compared to the year ended June 30, 2010 due to an average balance decrease of $2.1 million or 22.0%, offset by a 24 basis point increase in yield to 1.46%.

Total interest expense decreased $1.9 million, or 31.3% for the year ended June 30, 2011, compared to the year ended June 30, 2010. Average interest-bearing liabilities decreased $9.8 million or 3.2%, from $306.6 million for the year ended June 30, 2010, to $296.8 million for the year ended June 30, 2011, as did the average rate on interest-bearing liabilities which decreased by 59 basis points to 1.42% for the year ended June 30, 2011, resulting in a decrease of $1.9 million or 31.3% in total interest expense compared to the year ended June 30, 2010. Interest expense on deposits decreased $1.6 million or 31.1% for the year ended June 30, 2011, compared to the year ended June 30, 2010, as a result of a 56 basis point reduction to 1.28% in the average rate on interest-bearing deposits, and a $2.0 million or 0.7% decrease in average interest-bearing deposits. The average balance of NOW, super NOW and money market demand account balances increased $2.3 million or 7.8%, as did the average balance of savings balances which increased $1.8 million or 1.6%, while the average balance of certificates of deposit decreased by $6.1 million or 4.5% for the year ended June 30, 2011 compared to the same period ended June 30, 2010. The average rate on savings and club deposits, certificates of deposit and NOW, super NOW and money market demand accounts decreased by 58 basis points, 57 basis points, and 21 basis points, respectively, for the year ended June 30, 2011 compared to the year ended June 30, 2010.  Total interest expense on FHLB advances decreased by $333,000 or 32.7% for the year ended June 30, 2011, compared to the same period ended June 30, 2010. Federal Home Loan Bank advance average balances decreased by $7.8 million or 27.9%, as did the average rate decreased by 24 basis points, from 3.66% to 3.42%, for the year ended June 30, 2011 compared to the same period ended June 30, 2010.

Our net interest rate spread was 3.33% for the year ended June 30, 2011 and 3.03% for the year ended June 30, 2010. The spread increased during the year ended June 30, 2011 as our average cost of interest-bearing liabilities decreased by 59 basis points to 1.42% from 2.01% during the year ended June 30, 2010. Correspondingly, the average yield on interest-earning assets decreased 29 basis points from 5.04% for the year ended June 30, 2010 to 4.75% for the year ended June 30, 2011.

Provision for Loan Losses. The allowance for loan losses is a valuation account that reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate. The allowance is established through provisions for loan losses that are charged to income in the period they are established. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance. During the last quarter of fiscal year ended June 30, 2011, the Company charged-off an additional $1.3 million of loans for which reserves had already been established in its allowance for loan loss.  Management thought it prudent to write these loans down to reflect current economic conditions based on various qualitative and quantitative factors.  The provision for the year ended June 30, 2011 was $1.7 million as compared to $1.6 million for the year before. The allowance for loan losses as a percentage of non-performing loans was 13.3% at June 30, 2011 compared to 16.5% at June 30, 2010 and the allowance for loan losses as a percentage of total loans was 0.84% at June 30, 2011 compared to 0.95% at June 30, 2010.  While at June 30, 2011 non-performing loans increased $714,000 from the prior year, most of these loans are adequately collateralized by real estate.  Of the $16.4 million in non-performing loans at June 30, 2011, $3.6 million required specific loss allowances totaling $685,000.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of our bank owned life insurance. Overall, non-interest income increased to $773,000 for the year ended June 30, 2011 compared to $645,000 for the year ended June 30, 2010, representing an increase of $128,000 or 19.8%.

The unrealized gain on the Bank’s trading security portfolio was $13,000 for the year ended June 30, 2011, compared to an unrealized gain of $9,000 for the year ended June 30, 2010.

Income on bank owned life insurance was $196,000 and $184,000 for the years ended June 30, 2011 and 2010, respectively.  The increase in income was primarily due to the Bank having purchased additional bank owned life insurance in December 2009.

Income from fees and service charges totaled $469,000 and $355,000 for the years ended June 30, 2011 and 2010, respectively.  The increase was primarily due to the Bank receiving a $78,000 early prepayment penalty of an investment security.

Other non-interest income was $95,000 and $97,000 for the years ended June 30, 2011 and 2010, respectively.

Non-Interest Expenses. Total non-interest expenses grew by $318,000 or 3.8% during the year ended June 30, 2011 and amounted to $8.8 million and $8.4 million for the years ended June 30, 2011 and 2010, respectively.

Salaries and employee benefits expense totaled $3.9 million for the year ended June 30, 2011 and was $134,000 or 3.6% higher than the prior year. The increase in expense for the year ended June 30, 2011 primarily reflects normal salary increases and the full year effect of the of the Company’s restricted stock program which was implemented in December 2009.  Salaries and employee benefits are our main non-interest expense and represented 44.2% and 44.3% of non-interest expenses for the years ended June 30, 2011 and 2010, respectively.  Directors’ compensation increased $51,000 or 12.5% for the year ended June 30, 2011 compared to the year ended June 30, 2010, primarily due to the full year effect of the implementation of the Company’s restricted stock program which was implemented in December 2009 and increased directors’ fees.  Occupancy and equipment expense increased by $86,000 or 5.5% to $1.7 million for the year ended June 30, 2011 compared to $1.6 million for the year ended June 30, 2010, primarily due to an increase in leasehold expense, whereas, other non-interest expense increased by $84,000 or 5.2% to $1.7 million for the year ended June 30, 2011 compared to $1.6 million for the year ended June 30, 2010.  The increase in other non-interest expense was primarily attributable to increases in other real estate and non-operating expenses, offset by a decrease in legal expense.  Service bureau fees increased by $9,000 or 2.2% to $413,000, as did advertising expense by $1,000 or 0.4% to $224,000 for the year ended June 30, 2011 compared to $404,000 and $223,000, respectively, for the year ended June 30, 2010.  FDIC assessment expense was $438,000 for the year ended June 30, 2011 compared to $485,000 for the year ended June 30, 2010, representing a decrease of $47,000 or 9.7%, primarily due to the new assessment basis used in the calculation methodology imposed by the FDIC effective for the quarter ended June 30, 2011.

Income Taxes.  Income tax expense for the year ended June 30, 2011 was $515,000 as compared to $485,000 for the year ended June 30, 2010.  The effective tax rate was 42.2% for the year ended June 30, 2011 compared to 37.6% for the year ended June 30, 2010.

Average Balance Sheet. The following tables set forth certain information for the years ended June 30, 2011, 2010 and 2009.  The average yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Year Ended June 30,
	2011			2010			2009
	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$264,476	$13,306	5.03%	$277,379	$14,454	5.21%	$266,164	$14,837	5.57%
Securities	46,548	1,714	3.68%	47,530	2,282	4.80%	30,303	1,569	5.18%
Other interest-earning assets(2)	7,315	107	1.46%	9,381	114	1.22%	9,656	130	1.35%
Total interest-earning assets	318,339	15,127	4.75%	334,290	16,850	5.04%	306,123	16,536	5.40%
Non-interest-earning assets	33,910			26,617			21,289
Total assets	$352,249			$360,907			$327,412
Interest-bearing liabilities:
NOW, super NOW & money market demand	$31,333	100	0.32%	$29,067	153	0.53%	$26,175	166	0.63%
Savings and club deposits	117,794	794	0.67%	115,998	1,449	1.25%	90,512	2,009	2.22%
Certificates of deposit	127,683	2,648	2.07%	133,746	3,536	2.64%	115,210	4,154	3.61%
Total interest-bearing deposits	276,810	3,542	1.28%	278,811	5,138	1.84%	231,897	6,329	2.73%
Federal Home Loan Bank of New York advances	20,000	684	3.42%	27,756	1,017	3.66%	40,403	1,455	3.60%
Total interest-bearing liabilities	296,810	4,226	1.42%	306,567	6,155	2.01%	272,300	7,784	2.86%
Non-interest-bearing deposits	12,829			11,417			10,101
Other non-interest-bearing liabilities	2,086			2,364			2,916
Total liabilities	311,725			320,348			285,317
Stockholders’ equity	40,524			40,559			42,095
Total liabilities and stockholders’ equity	$352,249			$360,907			$327,412

Net interest rate spread(3)		$10,901	3.33%		$10,695	3.03%		$8,752	2.54%
Net interest margin(4)			3.42%			3.20%			2.86%
Ratio of interest-earning assets to Interest-bearing liabilities	107.25%			109.04%			112.42%

________________
(1)	Non-accruing loans have been included, and the effect of such inclusion was not material. The allowance for loan losses is excluded, while construction loans in process and deferred fees are included.
(2)	Includes Federal Home Loan Bank of New York stock at cost and term deposits with other financial institutions.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended June 30,			Year Ended June 30,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)
Interest and dividend income:
Loans	$(659)	(489)	(1,148)	$605	(988)	(383)
Securities	(46)	(522)	(568)	835	(122)	713
Other interest-earning assets	(27)	20	(7)	(3)	(13)	(16)
Increase (decrease) in total interest income	(732)	(991)	(1,723)	1,437	(1,123)	314

Interest expense:
NOW and money market accounts	11	(64)	(53)	16	(29)	(13)
Savings and club	22	(677)	(655)	469	(1,029)	(560)
Certificates of deposit	(154)	(734)	(888)	606	(1,224)	(618)
Total interest-bearing deposits	(121)	(1,475)	(1,596)	1,091	(2,282)	(1,191)
Federal Home Loan Bank of New York advances	(269)	(64)	(333)	(462)	24	(438)
Increase in total interest expense	(390)	(1,539)	(1,929)	629	(2,258)	(1,629)

Change in net interest income	$(342)	548	206	$808	1,135	1,943

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

At June 30, 2011, the Bank had outstanding commitments to originate loans of $1.0 million, unused lines of credit of $24.3 million (including $19.1 million for home equity lines of credit), and standby letters of credit of $324,000. Certificates of deposit scheduled to mature in one year or less at June 30, 2011, totaled $78.2 million.

The Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville). For additional information regarding the Bank’s lease commitments as of June 30, 2011, see Note 10 to our consolidated financial statements beginning on page F-1.

The Bank has access to cash through borrowings from the Federal Home Loan Bank, as needed, to meet its day-to-day funding obligations. At June 30, 2011, its total loans to deposits ratio was 88.5%. At June 30, 2011, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $87.9 million, of which $20.0 million was outstanding. As of June 30, 2011, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of June 30, 2011, the Bank exceeded all applicable regulatory capital requirements.  See Note 14 to our consolidated financial statements beginning at page F-1 for more information about the Bank’s regulatory capital compliance.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Millington Savings Bank’s facilities. These financial instruments include significant purchase commitments such as commitments to purchase investment securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At June 30, 2011, our significant off-balance sheet commitments consisted of commitments to originate loans of $1,036,000, construction loans in process of $3.5 million, unused lines of credit of $24.3 million (including $19.1 million for home equity lines of credit) and standby letters of credit of $324,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since a number of commitments typically expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2011, see Note 15 to our consolidated financial statements beginning on page F-1.

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

Several years ago market interest rates were at historically low levels. Beginning in June 2004 through June 2007, the U.S. Federal Reserve increased its target federal funds rate, raising it 17 times, from 1.00% to 5.25% during this period. The Federal Reserve subsequently reduced its target federal fund rate 3 times during the fiscal year ended June 30, 2009 to 0 to 1/4%.  A normalization of the prior year’s inverted yield occurred during that year as a result of the Federal Reserves policy. The Federal Reserve did not make any further changes to it federal funds rate during the fiscal year-ended June 30, 2011.  The federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have decreased, while intermediate-and long-term market interest rates have remained stable, which we use as a guide to our loan pricing, have not decreased nor increased proportionately. The Bank has begun to realize a reduction in its deposit portfolio average rate more recently.

Quantitative Analysis. The following table presents Millington Savings Bank’s net portfolio value as of June 30, 2011. The Bank outsources its interest rate risk modeling and the net portfolio values (own in this table were calculated by an outside consultant, based on information provided by Millington Savings Bank.

	At June 30, 2011
	Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets
Changes in Rates	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
	(In thousands)
+500 bp	17,787	(28,593)	(61.65%)	5.82%	(718bp)
+400 bp	22,100	(24,281)	(52.35%)	7.04%	(597bp)
+300 bp	27,340	(19,041)	(41.05%)	8.44%	(456bp)
+200 bp	34,150	(12,230)	(26.37%)	10.20%	(280bp)
+100 bp	40,887	(5,494)	(11.84%)	11.81%	(119bp)
0 bp	46,381	—%		13.01%	-bp

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

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements are contained in this Annual Report on Form 10-K immediately following Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)   Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2011.

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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2011.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Proposal I – Election of Directors,” “Section 16(a) Beneficial Reporting Compliance” and “Corporate Governance” in the Registrant’s definitive proxy statement for the Registrant’s 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”) is incorporated herein by reference.

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

(d)
Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2011 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

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
___________
(1)
Includes 110,164 shares of restricted stock awards approved on November 9, 2009 by the Company’s stockholders which were granted on December 14, 2009 with a weighted average grant price of $8.15.  All shares were granted as of December 14, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

No directors, executive officers or their immediate family members were engaged, directly or indirectly, in transactions with the Company or any subsidiary during any of the three years ended June 30, 2011 that exceeded $120,000 (excluding loans with Millington Savings Bank).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)           The following financial statements and the report of independent registered public accounting firm appear in this Annual Report on Form 10-K immediately after this Item 15:

Consolidated Statements of Financial Condition as of June 30, 2011 and 2010
Consolidated Statements of Income For the Years Ended June 30, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended June 30, 2011 and 2010
Notes to Consolidated Financial Statements

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

______________
*           Incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 333-137294
**         Incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 333-164264

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MSB Financial Corp. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of MSB Financial Corp. and Subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSB Financial Corp. and Subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Clark, New Jersey
September 28, 2011

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30,
	2011	2010
	(Dollars in Thousands, except Per Share Amount)

Cash and due from banks	$22,117	$12,763
Interest-earning demand deposits with banks	8,859	8,381

Cash and Cash Equivalents	30,976	21,144

Trading securities	60	46
Securities held to maturity (fair value of $41,602 and $48,026, respectively)	41,693	47,477
Loans receivable, net of allowance for loan losses of $2,170 and $2,588, respectively	253,251	265,814
Other real estate owned	861	1,067
Premises and equipment	9,838	10,435
Federal Home Loan Bank of New York stock, at cost	1,384	1,404
Bank owned life insurance	5,913	5,717
Accrued interest receivable	1,334	1,346
Deferred tax assets	2,127	2,156
Other assets	2,022	2,137

Total Assets	$349,459	$358,743

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$17,494	$11,552
Interest bearing	268,681	284,849

Total Deposits	286,175	296,401

Advances from Federal Home Loan Bank of New York	20,000	20,000
Advance payments by borrowers for taxes and insurance	177	297
Other liabilities	2,427	2,077

Total Liabilities	308,779	318,775

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,166,503 and 5,183,468 shares outstanding	562	562
Paid-in capital	23,940	23,651
Retained earnings	21,880	21,440
Unallocated common stock held by ESOP (126,463 and 143,325 shares, respectively)	(1,265)	(1,433)
Treasury stock, at cost, 454,122 and 437,157 shares, respectively	(4,345)	(4,241)
Accumulated other comprehensive loss	(92)	(11)

Total Stockholders’ Equity	40,680	39,968

Total Liabilities and Stockholders’ Equity	$349,459	$358,743

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Income

	Years Ended June 30,
	2011	2010
	(In Thousands, Except Per Share Amounts)
Interest Income
Loans receivable, including fees	$13,306	$14,454
Securities held to maturity	1,714	2,282
Other	107	114

Total Interest Income	15,127	16,850

Interest Expense
Deposits	3,542	5,138
Borrowings	684	1,017

Total Interest Expense	4,226	6,155

Net Interest Income	10,901	10,695

Provision for Loan Losses	1,686	1,600

Net Interest Income after Provision for Loan Losses	9,215	9,095

Non-Interest Income
Fees and service charges	469	355
Income from bank owned life insurance	196	184
Unrealized gain on trading securities	13	9
Other	95	97

Total Non-Interest Income	773	645

Non-Interest Expenses
Salaries and employee benefits	3,876	3,742
Directors compensation	458	407
Occupancy and equipment	1,658	1,572
Service bureau fees	413	404
Advertising	224	223
FDIC assessment	438	485
Other	1,700	1,616

Total Non-Interest Expenses	8,767	8,449

Income before Income Taxes	1,221	1,291
Income Taxes	515	485
Net Income	$706	$806

Weighted average number of shares of common stock outstanding-basic and diluted	5,041	5,101

Earnings per common share-basic and diluted	$0.14	$0.16

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

				Unallocated
				Common		Accumulated
				Stock		Other	Total
	Common	Paid-In	Retained	Held by	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	ESOP	Stock	Loss	Equity
	(Dollars, in Thousands)

Balance - July 1, 2009	$562	$24,348	$20,863	$(1,602)	$(3,169)	$(19)	$40,983

Net income			806				806
Other comprehensive loss, net of tax:
Pension cost, net of income taxes of ($6)						8	8
Comprehensive income							814
Minority dividends declared ($0.12) per share			(229)				(229)
Allocation of ESOP stock		(28)		169			141
Treasury stock repurchased (127,453 Shares)					(1,072)		(1,072)
Restricted stock awards purchased (110,164 Shares)		(932)					(932)
Amortization of restricted stock plan shares (11,934 Shares)		97					97
Stock-based compensation		166					166

Balance - June 30, 2010	$562	$23,651	$21,440	$(1,433)	$(4,241)	$(11)	$39,968

Net income			706				706
Other comprehensive income (loss), net of tax:
Pension cost, net of income taxes of ($55)						(81)	(81)
Comprehensive income							625
Minority dividends declared ($0.12) per share			(266)				(266)
Allocation of ESOP stock		(56)		168			112
Treasury stock repurchased (16,965 Shares)					(104)		(104)
Amortization of restricted stock plan shares (22,023 Shares)		180					180
Stock-based compensation		165					165

Balance - June 30, 2011	$562	$23,940	$21,880	$(1,265)	$(4,345)	$(92)	$40,680

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2011	2010
	(In Thousands)
Cash Flows from Operating Activities
Net income	$706	$806
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net accretion of securities discounts and deferred loan fees and costs	(71)	(113)
Depreciation and amortization of premises and equipment	654	686
Stock based compensation and allocation of ESOP stock	457	404
Provision for loan losses	1,686	1,600
Loss on sale of other real estate owned	61	88
Earnings on bank owned life insurance	(196)	(184)
Unrealized gain on trading securities	(13)	(9)
Decrease in accrued interest receivable	12	434
Deferred income taxes	84	(338)
Decrease (increase) in other assets	115	(1,795)
Increase (decrease) in other liabilities	168	(335)

Net Cash Provided by Operating Activities	3,663	1,244

Cash Flows from Investing Activities
Activity in held to maturity securities:
Purchases	(34,247)	(42,000)
Maturities, calls and principal repayments	40,030	39,210
Net decrease in loans receivable	9,395	7,098
Purchase of bank premises and equipment	(57)	(103)
Purchase of bank owned life insurance	—	(639)
Redemptions of Federal Home Loan Bank of New York stock	20	718
Net proceeds from the sale of other real estate	1,699	504

Net Cash Provided by Investing Activities	16,840	4,788

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(10,226)	24,121
Repayments of long-term borrowings	—	(16,218)
Decrease in advance payments by borrowers for taxes and insurance	(120)	(45)
Cash dividends paid to minority shareholders	(221)	(241)
Purchase of treasury stock	(104)	(1,072)
Purchase of stock for restricted stock award program	—	(932)

Net Cash (Used in) Provided by Financing Activities	(10,671)	5,613

Net Increase in Cash and Cash Equivalents	9,832	11,645

Cash and Cash Equivalents – Beginning	21,144	9,499
Cash and Cash Equivalents – Ending	$30,976	$21,144

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Years Ended June 30,
	2011	2010
	(In Thousands)
Supplementary Cash Flows Information
Interest paid	$4,239	$6,286

Income taxes paid	$652	$1,262

Loan receivable transferred to other real estate	$1,554	$1,659

See notes to consolidated financial statements.

Note 1 – Organization and Business

MSB Financial Corp. (the Company”) is a federally-chartered corporation organized in 2004 for the purpose of acquiring all of the capital stock that Millington Savings Bank (the “Savings Bank”) issued in its mutual holding company reorganization. The Company’s principal business is the ownership and operation of the Savings Bank.

MSB Financial, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization. The MHC has not engaged in any significant business other than its ownership interest in the Company since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company. At June 30, 2011, the MHC owned 59.8% of the Company’s outstanding common shares.

The Savings Bank is a New Jersey chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. The primary business of the Savings Bank is attracting retail deposits from the general public and using those deposits together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for its lending and investing activities. The Savings Bank’s loan portfolio primarily consists of one-to-four family residential loans, commercial loans, and consumer loans. It also invests in U.S. government obligations and mortgage-backed securities. The Savings Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) regulates the MHC and the Company as savings and loan holding companies.

The primary business of the Millington Savings Service Corp (the “Service Corp”) was the ownership and operation of a single commercial rental property. This property was sold during the year ended June 30, 2007. Currently the Service Corp. is inactive.

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

A material estimate that is particularly susceptible to significant changes relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses all available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the Savings Bank’s market area.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank’s allowance for loan losses. Such agencies may require the Savings Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examinations.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of June 30, 2011 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with banks with original maturities of three months or less.

Securities

Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of being sold in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of applicable income taxes, reported in a separate component of stockholders’ equity.  The Company had no available for sale securities as of June 30, 2011 and 2010.

Individual securities are considered impaired when fair value is less than amortized cost. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance prescribed in Financial Accounting Standards Board (“FASB”) ASC 320, “Investment - Debt and Equity Securities.  Accordingly, the Company accounts for temporary impairments based upon security classification as either trading, available for sale or held to maturity.  Temporary impairments on available for sale securities are recognized, on a tax-effected basis, through other comprehensive income (loss) with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Temporary impairments of held to maturity securities are not recognized in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities is disclosed in the notes to the consolidated financial statements.  The carrying value of securities held in a trading portfolio is adjusted to fair value through earnings on a monthly basis.

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

The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, and the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company also assesses its intent with regard to selling or holding each security as well as any conditions which may require us to sell the security prior to the recovery of fair value to a level which equals or exceeds amortized cost.

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

Loans Receivable

Loans are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Savings Bank is generally amortizing these amounts over the expected contractual life of the loan.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans including impaired loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest amount is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Allowance for Credit Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments totaling $40,000 and $39,000 at June 30, 2011 and 2010, respectively, represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. All, or part, of the principal balance of loans receivable that are deemed uncollectible are charged against the allowance when management determines that the repayment of that amount is highly unlikely.    Any subsequent recoveries are credited to the allowance.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Company’s loans receivable portfolio is comprised of the following segments: residential mortgage, commercial real estate, construction, consumer and, commercial and industrial. Some segments of the Company’s loan receivable portfolio are further disaggregated into classes which allows management to better monitor risk and performance.

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Management evaluates individual loans in all of the loan segments (including loans in residential mortgage and consumer segments) for possible impairment if the loan is greater than $200,000 and if the loan is either in nonaccrual status, risk rated Substandard or worse or has been modified in a troubled debt restructing.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Note 2 - Summary of Significant Accounting Policies (Continued)

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a reduction in interest rate, below market rate, or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as troubled debt restructurings are initially designated as impaired.

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

The evaluation of the need and amount of the specific allowance for impaired loans and whether a loan can be removed from impairment status is made on a quarterly basis.  The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure or by deed in lieu of foreclosure and is initially recorded at the lower of cost or fair value, less estimated selling costs.  Write-downs required at the time of acquisition are charged to the allowance for loan losses.  Thereafter, the Company maintains an allowance for decreases in the properties’ estimated fair value, through charges to earnings.  Such charges are included in other non-interest expense along with any additional property maintenance.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

Significant renewals and betterments are capitalized to the premises and equipment account. Maintenance and repairs are charged to operations in the year incurred. Rental income is netted against occupancy costs in the consolidated statements of income.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district’s Federal Home Loan Bank according to a predetermined formula based on advances available and outstanding. The restricted stock is carried at cost.  Management determination of whether these are impaired is based on an assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge was necessary related to the FHLB restricted stock during 2011 or 2010.

Bank Owned Life Insurance

Bank owned life insurance is carried at net cash surrender value. The change in the net cash surrender value is recorded as a component of non-interest income.

Defined Benefit Plans

In accordance with applicable guidance prescribed in FASB ASC 715, “Compensation – Retirement Benefits”, the Company recognizes the over-funded and under-funded status of a defined benefit postretirement plan as an asset or liability in the consolidated statement of financial condition, with changes in the funded status recorded through other comprehensive income in the year in which those changes occur.  The funded status of the plan is calculated using actuarial concepts which involve making assumptions regarding discount rate, mortality, expected rate of compensation increases and others.

Stock-based Compensation Plans

In accordance with FASB ASC 718, “Compensation – Stock Compensation”, the Company expenses the fair value of all options granted under the MSB Financial Corp. 2008 Stock Compensation and Incentive Plan over their vesting periods and the fair value of all share-based compensation granted under the same plan over the requisite service periods.  In addition, ASC 718 requires that cash flow activity be reported on a financing rather than an operating cash flow basis for the benefits, if any, of realized tax deductions in excess of previously recognized tax benefits on compensation expense.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

certain items of income and expense for financial reporting and income tax reporting purposes. Deferred income taxes are recorded to recognize such temporary differences.

The Company follows the provisions of FASB ASC 740, “Income Taxes”, formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN48”).  ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation under ASC 740, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended June 30, 2011 and 2010. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the consolidated statement of income. The Company did not recognize any interest and penalties for the years ended June 30, 2011 and 2010. The tax years subject to examination by the taxing authorities are the years ended June 30, 2010, 2009, and 2008.

Off-Balance Sheet Credit-Related Financial Instruments

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under lines of credit. Such financial instruments are recorded when they are funded.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted earning per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings per share did not differ from basic earnings per share for the years ended June 30, 2011 and 2010, as the 275,410 weighted average number of outstanding stock options for the years ended June 30, 2011 and 2010, were all anti-dilutive.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes benefit plans amounts recognized under ASC 715, “Comprehensive-Retirement Benefits”.  This item of other comprehensive income (loss) reflects, net of tax, transition obligations, prior service costs and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of ASC 715.  The Company has elected to report the effects of other comprehensive income (loss) in the consolidated statements of changes in stockholders’ equity.

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

Note 3 - Stock Offering and Stock Repurchase Program

A registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Savings Bank’s newly established ESOP. Net proceeds of the offering totaled approximately $24.5 million. Concurrent with the closing of the offering, the MHC received 3,091,344 shares of Company common stock in exchange for the 10,000 shares previously owned. At June 30, 2011, the MHC is the majority stockholder of the Company owning 59.8% of the Company’s outstanding common stock. Prior to January 4, 2007, the MHC owned 100% of the Company’s outstanding 10,000 shares of common stock.

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

On August 17, 2009, the Company announced the Board of Directors had authorized a fourth stock repurchase program pursuant to which the Company intended to repurchase the balance of shares that were still outstanding from the third stock repurchase program which expired on August 10, 2009. Under this program, the Company intended to repurchase up to 51,034 shares.  During the year ended June 30, 2010, the Company repurchased 51,034 shares authorized under this repurchase program at a cost of $460,000 or $9.01 per share.

On March 12, 2010, the Company announced the Board of Directors had authorized a fifth stock repurchase program pursuant to which the Company intended to repurchase up to an additional 5%, or 108,427 shares.  During the years ended June 30, 2010 and 2011, the Company repurchased 76,419 and 3,300 shares authorized under this repurchase program at a cost of $637,000 or $7.99 per share.

On October 12, 2010, the Company announced the Board of Directors had authorized a sixth stock repurchase program pursuant to which the Company intended to repurchase the balance of shares that were still outstanding from the fifth stock repurchase program.  Under this program, the Company intends to repurchase up to 28,708 shares.  As of December 31, 2010, the date of this program’s expiration, the Company repurchased 6,065 shares authorized under this repurchase program at a cost of $37,000 or $6.06 per share.

On March 3, 2011, the Company announced the Board of Directors had authorized a seventh repurchase program pursuant to which the Company intends to repurchase the balance of shares that were still outstanding from the sixth stock repurchase program which expired on  December 31, 2010.  Under this program, the Company intends to repurchase up to 22,643 shares.  As of June 30, 2011, the Company repurchased 7,600 shares authorized under this repurchase program at a cost of $44,000 or $5.74 per share.

Note 3 - Stock Offering and Stock Repurchase Program (Continued)

During the twelve months ended June 30 2011, an aggregate of 16,965 shares were repurchased under the aforementioned programs at a cost of $104,000 or $6.15 per share.

The MHC waived its right, upon the non-objection of the OTS, to receive cash dividends declared on the 3,091,344 shares of Company common stock that it owned during the year ended June 30, 2011.  The MHC did receive $45,000 in cash dividends on 1,500,000 of these shares during the quarter ended December 31, 2010 to comply with recent regulatory liquidity requirements mandated by the OTS.  During the year ended June 30, 2011, the MHC waived its right to receive dividends declared by the Company totaling approximately $326,000 ($1,346,000 on a cumulative basis).

Note 4 - Securities Held to Maturity

The amortized cost of securities held to maturity and their estimated fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2011:
U.S. Government agencies	$40,266	$200	$387	$40,079
Mortgage-backed securities	1,427	96	—	1,523

	$41,693	$296	$387	$41,602

June 30, 2010:
U.S. Government agencies	$44,772	$354	$1	$45,125
Mortgage-backed securities	2,705	196	—	2,901

	$47,477	$550	$1	$48,026

All mortgage-backed securities at June 30, 2011 and 2010 have been issued by FNMA, FHLMC or GNMA and are secured by 1-4 family residential real estate.

The amortized cost and estimated fair value of securities held to maturity at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)
U.S. Government agencies:
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	9,020	8,916
Due thereafter	31,246	31,163
	40,266	40,079

Mortgage-backed securities	1,427	1,523
	$41,693	$41,602

Note 4 - Securities Held to Maturity (Continued)

There were no sales of securities held to maturity during the years ended June 30, 2011 and 2010.  At June 30, 2011 and 2010, securities held to maturity with a fair value of approximately $1,094,000 and $490,000, respectively, were pledged to secure public funds on deposit.

The following table provides the gross unrealized losses and fair value of securities in an unrealized loss position, by the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
June 30, 2011:
U.S. Government agencies	$29,859	$387	$—	$—	$29,859	$387

June 30, 2010:
U.S. Government agencies	$3,499	$1	$—	$—	$3,499	$1

At June 30, 2011, management concluded that the unrealized losses above (which related to nine U.S. Government agency bonds compared to one U.S. Government agency bond, as of June 30, 2010) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the full recovery of fair value to a level which equals or exceeds amortized cost.  The losses above are primarily related to market interest rates.

Note 5 - Loans Receivable and Allowance for Loan Losses

The composition of total loans receivable at June 30, 2011 and 2010 is as follows:

	2011	2010
	(In Thousands)
Residential mortgage:
One-to-four family	$149,399	$155,241
Home equity	50,240	56,862

	199,639	212,103

Commercial real estate	32,559	33,776
Construction	16,633	16,639
Commercial and industrial	9,325	9,190

	58,517	59,605

Consumer:
Deposit accounts	491	459
Automobile	236	236
Personal	20	44
Overdraft protection	194	179

	941	918

Total Loans Receivable	259,097	272,626

Loans in process	(3,452)	(4,027)
Deferred loan fees	(224)	(197)

	$255,421	$268,402

At June 30, 2011 and 2010, the Savings Bank had loans in the amount of $15.3 million and $14.5 million, respectively, that were considered to be impaired. At June 30, 2011 and 2010, $3.6 million and $7.5 million of the loans deemed impaired were subject to specific loss reserves totaling $685,000 and $1.4 million, respectively.  The average balances of impaired loans outstanding during the years ended June 30, 2011 and 2010 were $15.3 million and $12.4 million, respectively. Interest income recorded on impaired loans during the years ended June 30, 2011 and 2010 was $382,000 and $473,000, respectively. During the years ended June 30, 2011 and 2010, $3.1 million and $2.2 million of loans were modified in a troubled debt restructuring.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of June 30, 2011.

	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$6,833	$7,671	$-
Home equity	1,074	1,267	-
Commercial real estate	3,618	3,633	-
Commercial and industrial	142	142	-
	11,667	12,713	-
With an allowance recorded:
Residential mortgage
One-to-four family	1,290	1,357	113
Home equity	786	1,031	149
Construction
Other	1,027	1,014	323
Commercial and industrial	500	500	100
	3,603	3,902	685
Total:
Residential mortgage
One-to-four family	8,123	9,028	113
Home equity	1,860	2,298	149
Commercial real estate	3,618	3,633	-
Construction
Other	1,027	1,014	323
Commercial and industrial	642	642	100
	$15,270	$16,615	$685

Management uses a ten point internal risk rating system to monitor the credit quality of the loans in the Company’s commercial real estate, construction and commercial and industrial loan segments.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually or when credit deficiencies, such as delinquent loan payments, arise. The criticized rating categories utilized by management generally follow bank regulatory definitions. The first six risk rating categories are considered not criticized, and are aggregated as “Pass” rated.  The “Special Mention” category includes assets that are currently protected, but are potentially weak, resulting in increased credit risk and deserving management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified “Substandard” have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified “Doubtful” have all the weaknesses inherent in loans classified “Substandard” with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a “Loss” are considered uncollectible and subsequently charged off.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of June 30, 2011:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Commercial real estate	$28,017	$900	$3,144	$474	$-	$32,535
Construction
One-to-four family owner occupied	7,113	-	-	-	-	7,113
Other	306	-	4,726	704	323	6,059
Commercial and Industrial	8,220	327	264	401	99	9,311

Total	$43,656	$1,227	$8,134	$1,579	$422	$55,018

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  Loans on which the accrual of interest has been discontinued amounted to $14,070,000 and $13,897,000 at June 30, 2011 and 2010, respectively. During the years ended June 30, 2011 and 2010, $308,000 and $449,000, respectively, in interest was collected and recognized on these loans. During the years ended June 30, 2011 and 2010, had all such loans been performing in accordance with their original terms, interest income of $843,000 and $756,000, respectively, would have been recognized.

The Company is committed to lending approximately $175,000 in additional funds on two of the non-accrual loans which will be used to make improvements to the properties which are intended to increase the value of the properties.  At June 30, 2011 and 2010, the Savings Bank had loans which were ninety days or more delinquent and still accruing interest of $2.3 million and $1.8 million, respectively. Such loans were considered to be well collateralized and in the process of collection.  The following table represents the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of June 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In Thousands)
Residential Mortgage
One-to-four family	$2,896	$501	$8,065	$11,462	$137,761	$149,223	$8,317	$1,369
Home equity	594	42	1,315	1,951	48,288	50,239	950	934
Commercial real estate	1,856	-	1,628	3,484	29,051	32,535	3,132	-
Construction
One-to-four family owner occupied	-	-	-	-	7,113	7,113	-	-
Other	-	-	1,027	1,027	5,032	6,059	1,027	-
Commercial and industrial	165	-	642	807	8,504	9,311	642	-
Consumer	7	6	-	13	928	941	2	-
Total	$5,518	$549	$12,677	$18,744	$236,677	$255,421	$14,070	$2,303

In addition to internal reviews, the Savings Bank utilizes an external consultant to perform a stress test of its loan portfolio, at least annually, and the results are reviewed in conjunction with the overall evaluation of the adequacy of the allowance.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table summarizes the allowance for loan losses and the loan receivable balances, by the portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2011.

	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Ending balance	$1,130	$303	$514	$211	$12	$-	$2,170

Ending balance:
Individually evaluated
for impairment	$262	$-	$323	$100	$-	$-	$685

Ending balance:
Collectively evaluated for impairment	$868	$303	$191	$111	$12	$-	$1,485

Loans receivables:
Ending balance	$199,462	$32,535	$13,172	$9,311	$941	$-	$255,421

Ending balance: individually evaluated for impairment	$9,983	$3,618	$1,027	$642	$-	$-	$15,270

Ending balance: collectively evaluated for impairment	$189,479	$28,917	$12,145	$8,669	$941	$-	$240,151

Federal regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank’s allowance for loan losses and may require the Savings Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

The following table presents changes in the allowance for loan losses for the years ended June 30, 2011 and 2010:

	2011	2010
	(In Thousands)

Balance, beginning	$2,588	$1,808
Provision charged to operations	1,686	1,600
Loans charged off	(2,104)	(821)
Recoveries of loans previously charged off	—	1

Balance, ending	$2,170	$2,588

Note 6 - Premises and Equipment

The components of premises and equipment at June 30, 2011 and 2010 are as follows:

	2011	2010
	(In Thousands)

Land	$1,937	$1,937
Buildings and improvements	8,430	8,420
Leasehold improvements	1,780	1,780
Furnishings and equipment	1,839	1,776
Assets being developed for future use	16	32

	14,002	13,945
Accumulated depreciation and amortization	(4,164)	(3,510)

	$9,838	$10,435

Note 7 - Accrued Interest Receivable

The components of interest receivable at June 30, 2011 and 2010 are as follows:

	2011	2010
	(In Thousands)

Loans	$1,102	$1,069
Securities held to maturity	232	277

	$1,334	$1,346

Note 8 - Deposits

Deposits at June 30, 2011 and 2010 consist of the following classifications:

	2011		2010
	Amount	Average Rate	Amount	Average Rate
	(Dollars in Thousands)

Non-interest bearing demand	$17,494	—%	$11,552	—%
NOW	28,829.21		26,330.39
Super NOW	1,959.35		1,732.55
Savings and club	113,733.46		122,053.95
Money market demand	2,096.38		1,558.70
Certificates of deposit	122,064	1.94	133,176	2.28

	$286,175	1.04%	$296,401	1.46%

Note 8 – Deposits (Continued)

A summary of certificates of deposit by maturity at June 30, 2011 is as follows (in thousands):

Year ended June 30:
2012	$78,208
2013	21,164
2014	3,682
2015	6,482
2016	7,589
Thereafter	4,939

$122,064

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $51,842,000 and $56,071,000 at June 30, 2011 and 2010, respectively. Generally, deposits in excess of $250,000 are not insured by the FDIC.

A summary of interest expense on deposits for the years ended June 30, 2011 and 2010 is as follows:

	2011	2010
	(In Thousands)

NOW, super NOW and money market demand	$100	$153
Savings and club	794	1,449
Certificates of deposit	2,648	3,536

	$3,542	$5,138

Note 9 - Borrowings

On September 7, 2010 the Federal Home Loan Bank introduced its new “Overnight Advance” product which replaced its “Overnight Repricing Advance Program” (ORAP”). Advances under this new product allow the Savings Bank to borrow up to the balance of its qualifying mortgage loans that have been pledged as collateral, less the Savings Bank’s current outstanding indebtedness. As of as June 30, 2011 and 2010, the Bank had $87.9   and $89.0, respectively, available for borrowing under this agreement.  The Bank did not have any overnight borrowings with the FHLB of NY as of June 30, 2011 and 2010.

Advances due to the Federal Home Loan Bank at June 30, 2011 and 2010 consisted of the following:

Maturity	Fixed Interest Rate	2011	2010
		(In Thousands)

November 27, 2017	3.272%	$10,000	10,000
March 05, 2018	3.460	10,000	10,000

	3.366%	$20,000	20,000

The advances are secured by a blanket assignment of unpledged and qualifying mortgage loans.

As of June 30, 2011, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements that it could access if necessary.

Note 10 - Lease Commitments and Total Rental Expense

The Savings Bank leases three branch locations under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at June 30, 2011 (in thousands):

Year Ended June 30:
2012	$408
2013	306
2014	239
2015	123
2016	123
Thereafter	731

$1,930

The total rental expense for all leases for the years ended June 30, 2011 and 2010 was approximately $401,000 and $385,000, respectively.

Note 11 - Income Taxes

The income tax provision consists of the following for the years ended June 30, 2011 and 2010:

	2011	2010
	(In Thousands)

Current expense:
Federal	$316	$621
State	115	202

	431	823

Deferred (benefit) expense:
Federal	69	(276)
State	15	(62)

	84	(338)

	$515	$485

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income at June 30, 2011 and 2010, is as follows:

	2011		2010
	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in Thousands)

Federal income tax at statutory rate	$415	34.0%	$439	34.0%
State tax, net of federal benefit	70	5.7	97	7.5
Bank Owned Life Insurance	(66)	(5.5)	(63)	(4.9)
Stock options	58	4.8	36	2.8
Other	38	3.1	(24)	(1.9)

	$515	42.1%	$485	37.6%

Note 11 - Income Taxes (Continued)

The components of the deferred tax asset at June 30, 2011 and 2010 are as follows:

	2011	2010
	(In Thousands)
Deferred tax assets:
Depreciation	$-	$94
Allowances for losses on loans and commitments	883	1,049
Uncollected interest	403	277
Benefit plans	791	663
FDIC Insurance assessment	72	—
Accumulated other comprehensive income-benefit plans	79	24
Other	31	49
	2,259	2,156
Deferred tax liabilities
Depreciation	(132)	—

Net deferred tax asset	$2,127	2,156

Retained earnings include $1,466,000 at June 30, 2011 and 2010, for which no provision for income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 (the “ACT”) eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Savings Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from “applicable excess reserve” defined as the total amount of reserve over the base year reserve. The Savings Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

Note 12 - Benefit Plans

Directors’ Retirement Plan

The Savings Bank has a Directors’ Retirement Plan, which provides that any director meeting specified age and service requirements may retire and continue to be paid. This plan is unfunded.

The following table sets forth the accumulated benefit obligation, the changes in plan’s projected benefit obligation and the plan’s funded status as of and for the years ended June 30, 2011 and 2010:

	2011	2010
	(Dollars In Thousands)

Accumulated benefit obligation – ending	$1,032	$959

Projected benefit obligation – beginning	$1,045	$932
Service cost	29	32
Interest cost	56	57
Actuarial loss	32	36
Benefit payments	(12)	(12)

Projected benefit obligation – ending	$1,150	$1,045

Plan assets at fair value – beginning	$—	$—
Employer contribution	12	12
Benefit payments	(12)	(12)

Plan assets at fair value – ending	$—	$—

Funded status at end of year (included in other liabilities)	$1,150	$1,045

Assumptions:
Discount rate	5.75%	5.50%
Rate of compensation increase	3.00%	3.00%

Note 12 - Benefit Plans (Continued)

Directors’ Retirement Plan (Continued)

Net periodic pension cost for the years ended June 30, 2011 and 2010 included the following:

	2011	2010
	(Dollars In Thousands)

Service cost	$29	$32
Interest cost	56	57
Amortization of unrecognized loss	10	8
Amortization of unrecognized past service liability	11	11

Net periodic pension cost	$106	$108

Assumptions:
Discount rate	5.50%	6.25%
Rate of compensation	3.00%	3.50%

For the year ended June 30, 2012 the Savings Bank expects to contribute $45,000 to the plan.

Estimated future benefit payments for years ending June 30, which reflect expected future service, as appropriate, are as follows (in thousands):

2012	$45
2013	74
2014	82
2015	89
2016	96
2017 – 2021	640

As of June 30, 2011 and 2010, unrecognized past service liabilities and actuarial losses aggregating $216,000 and $205,000, respectively, were included, net of income taxes of $129,000 and $123,000, respectively, in accumulated other comprehensive loss. Approximately $26,000 of this amount is expected to be recognized as a component of net periodic plan cost during the year ending June 30, 2012.

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

The following table sets forth the accumulated benefit obligation, changes in plan’s projected benefit obligation and the plan’s funded status as of and for the years ended June 30, 2011 and 2010:

	2011	2010
	(Dollars In Thousands)

Accumulated benefit obligation - ending	$492	$334

Projected benefit obligation – beginning	$334	$328
Service cost	39	37
Interest cost	12	14
Actuarial loss (gain)	107	(45)

Projected benefit obligation and funded status – ending (included in other liabilities)	$492	$334

Assumption:
Discount rate	5.75%	5.50%

Net periodic pension cost for the years ended June 30, 2011 and 2010, included the following:

	2011	2010
	(Dollars In Thousands)

Service cost	$39	$37
Interest cost	12	14
Amortization of unrecognized gain	(19)	(14)
Net periodic pension cost	$32	$37

Assumption:
Discount rate	5.50%	6.25%

Note 12 - Benefit Plans (Continued)

Executive Incentive Retirement Plan (Continued)

For the year ending June 30, 2012, the Savings Bank expects to contribute $29,000 to the plan.

Estimated future benefit payments for the years ending June 30, which reflect expected future service, as appropriate, are as follows (in thousands):

2012	$29
2013	30
2014	31
2015	36
2016	40
2017 – 2021	209

As of June 30, 2011 and 2010, actuarial gains of $61,000 and $187,000, respectively, were included, net of income taxes of $37,000 and $112,000, respectively, in accumulated other comprehensive income.  Approximately $2,000 of this amount is expected to be recognized as a component of net periodic plan cost during the year ending June 30, 2012.

401(k) Savings and Profit Sharing Plan

The Savings Bank sponsors a savings and profit sharing plan, pursuant to Section 401(k) of the Internal Revenue Code (“IRC”), for all eligible employees. The plan has a profit sharing component paid annually by the Savings Bank of 3% of each eligible employee’s compensation. Employees may also elect to defer up to 80% of their compensation, subject to IRC limitations. The Savings Bank will match 50% of the first 6% of the employee’s salary deferral up to a maximum of 3% of each employee’s compensation. The Plan expense amounted to approximately $117,000 and $128,000 for the years ended June 30, 2011 and 2010, respectively.

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

Note 12 - Benefit Plans (Continued)

ESOP shares pledged as collateral were initially recorded as unallocated ESOP shares in the consolidated statement of financial condition. On a monthly basis, 1,405 shares are allocated and compensation expense is recorded equal to the number of allocated shares multiplied by the monthly average fair value price of the Company’s common stock and the allocated shares become outstanding for basic earnings per common share computations. The difference between the fair value of shares and the cost of the shares allocated by the ESOP is recorded as an adjustment to paid-in capital.  ESOP compensation expense was approximately $106,000 and $141,000 for the years ended June 30, 2011 and 2010, respectively.

ESOP shares at June 30 are summarized as follows:

	2011	2010

Allocated shares - beginning	59,017	42,155
Shares allocated during the year	16,862	16,862
Allocated shares - ending	75,879	59,017

Total ESOP Shares	202,342	202,342

Fair value of unallocated shares	$725,898	$1,083,537

Stock-Based Compensation

At the Company’s annual stockholders’ meeting held on March 10, 2008, stockholders of the Company approved the MSB Financial Corp. 2008 Stock Compensation and Incentive Plan (the “2008 Plan”). Under this plan, the Company may grant options to purchase up to 275,410 shares of Company common stock. At June 30, 2011, there were no shares remaining for future option grants under the plan.

On May 9, 2008, options to purchase 275,410 shares of common stock at $10.75 per share were awarded and will expire no later than ten years following the grant date. The options granted vest over a five-year service period, with 20% of the awards vesting on each anniversary date of grant. The fair value of the options granted, as computed using the Black-Scholes option-pricing model, was determined to be $2.99 per option on the date of grant based upon the following underlying assumptions: a risk-free interest rate, expected option life, expected stock price volatility, and dividend yield of 3.33%, 6.5 years, 24.23%, and 1.11%, respectively.

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

Management recognizes compensation expense for the fair value of the options, which have graded vesting, on a straight-line basis over the requisite service period of the awards. During the years ended June 30, 2011 and 2010, approximately $165,000 and $166,000 in stock option expense was recorded along with income tax benefits of $23,000 and $23,000, respectively.

Note 12 - Benefit Plans (Continued)

A summary of stock options for the years ended June 30, 2011and 2010 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at June 30, 2010	275,410	10.75	7.8 Years	$—

Outstanding at June 30, 2011	275,410	10.75	6.8 years	$—

Exercisable at June 30, 2011	174,426	10.75	6.8 years	$—

Shares issued upon the exercise of stock options are planned to be issued from treasury stock.  Unrecognized compensation expense relating to the 100,984 non-vested options at June 30, 2011 is $302,000 over a weighted average period of 1.85 years.

On November 9, 2009 Company’s stockholders approved an amendment to the 2008 Stock Compensation and Incentive Plan to increase the number of shares of Company common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of restricted stock awards.  On November 24, 2009, the Company purchased 110,164 shares of its common stock at a purchase price of $932,000, which amount, was charged to paid-in capital.  On December 14, 2009, the Board of Directors granted 110,164 shares of restricted stock to certain employees and directors.  The restricted stock awards are to be vested over a five year period and expensed accordingly based on the fair value at the date of grant.  For the fiscal year ended June 30, 2011 and 2010, the Company recognized approximately $180,000 and $97,000, respectively, in stock-based compensation expense related to restricted stock awards along with an income tax benefit of $72,000 and $39,000, respectively.  Unrecognized compensation expense relating to unvested restricted stock awards outstanding at June 30, 2010 is $621,000.  This amount will be recognized over a weighted average period of 3.45 years.

The following is a summary of the activity related to the Company’s restricted stock awards for the year ended June 30, 2011:

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested at June 30, 2010	110,164	$8.15
Vested	(22,028)	8.15

Unvested at June 30, 2011	88,136	$8.15

Note 13 - Transactions with Officers and Directors

The Savings Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its officers, directors, their immediate families, and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons were indebted to the Savings Bank for loans totaling $10,782,000 and $11,252,000 at June 30, 2011 and 2010, respectively. During the year ended June 30, 2011, $869,000 of new loans and $1,339,000 of repayments were made.

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

Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible, core and risk-based capital as defined in the regulations. Management believes, as of June 30, 2011 and 2010, that the Savings Bank met all capital adequacy requirements to which it is subject.

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

Note 14 - Regulatory Capital (Continued)

The following tables present a reconciliation of GAAP capital and regulatory capital and information as to the Savings Bank’s capital levels at the dates presented:

	June 30,
	2011	2010
	(In Thousands)

GAAP capital	$34,344	$33,435
Investment in subsidiary	(640)	(640)
Accumulated other comprehensive loss	92	11

Core and tangible capital	33,796	32,806
Allowance for loan losses	2,170	2,588
Allowance for loan commitments	40	39

Total Capital	$36,006	$35,433

					To be well capitalized
					under prompt
			For capital adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
June 30, 2011:
Tangible	$33,796	9.68%	$5,238	≥1.50%	N/A	N/A
Core (leverage)	33,796	9.68	13,968	≥4.00	17,460	≥ 5.00%
Tier 1 risk-based	33,796	15.16	8,920	≥4.00	13,380	≥ 6.00
Total risk-based	36,006	16.15	17,840	≥8.00	22,299	≥10.00

June 30, 2010:
Tangible	$32,806	9.07%	$5,423	≥1.50%	N/A	N/A
Core (leverage)	32,806	9.07	14,460	≥4.00	18,076	≥ 5.00%
Tier 1 risk-based	32,806	13.95	9,409	≥4.00	14,114	≥ 6.00
Total risk-based	35,433	15.06	18,818	≥8.00	23,523	≥10.00

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

Note 15 - Commitments and Contingencies (Continued)

At June 30, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2011	2010
	(In Thousands)

Commitments to grant loans	$1,036	$4,863
Unfunded commitments under lines of credit	24,328	25,646
Standby letters of credit	324	393

	$25,688	$30,902

At June 30, 2011, the commitments to grant loans included $636,000 of fixed rate mortgage loans all at an interest rate of 5.00% and $400,000 of variable rate construction loans with initial interest rates of prime (as reported in the Wall Street Journal) +1.00% or 4.25%.  Of the unfunded commitments under lines of credit at June 30, 2011, $19,092,000 was available under a homeowner’s equity lending program, $543,000 was available under an overdraft protection lending program, $4,693,000 was available under commercial lines of credit.  Amounts outstanding under these programs have interest rates ranging from 1.00% below the prime rate to 4.00% over the prime rate.

At June 30, 2010, the commitments to grant loans included $2,813,000 of fixed rate mortgage loans with interest rates ranging from 5.00% to 5.50% and $2,050,000 of variable rate construction loans with initial interest rates of prime (as reported in the Wall Street Journal) +1.00% or 4.25%.  Of the unfunded commitments under lines of credit at June 30, 2010, $20,672,000 was available under a homeowner’s equity lending program, $550,000 was available under an overdraft protection lending program, $4,416,000 was available under commercial lines of credit and $8,000 was available under participation multi-family loans. Amounts outstanding under these programs had interest rates ranging from 1.00% below the prime rate to 4.00% over the prime rate.

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

Standby letters of credit are conditional commitments issued by the Savings Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Savings Bank requires collateral supporting these letters of credit when deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The fair values of these obligations were immaterial as of June 30, 2011 and 2010.

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

Note 16 - Fair Value Measurements Continued)

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$60	$—	$—	$60

	June 30, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$46	$—	$—	$46

Securities classified as trading securities are reported at fair value utilizing Level 1 inputs. For these securities, the Company arrives at the fair value based upon the quoted market price at the close of business on the last business day on, or prior to, the statement of financial condition date.

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summaries those assets measured at fair value on a non-recurring basis as of June 30, 2011 and 2010:

	June 30, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Impaired loans	$—	$—	$2,918	$2,918

	June 30, 2010
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Impaired loans	$—	$—	$6,161	$6,161

Note 16 - Fair Value Measurements Continued)

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

Other real estate is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of June 30, 2011 and 2010, there was no further writedown in other real estate balance below its cost basis.

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

The following is a summary of fair value versus carrying value of financial instruments as of June 30, 2011 and 2010.

	2011		2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$30,976	$30,976	$21,144	$21,144
Trading securities	60	60	46	46
Securities held to maturity	41,693	41,602	47,477	48,026
Loans receivable	253,251	259,165	265,814	267,376
Federal Home Loan Bank stock	1,384	1,384	1,404	1,404
Accrued interest receivable	1,334	1,334	1,346	1,346

Financial liabilities:
Deposits	286,175	282,191	296,401	298,592
Advances from Federal Home Loan Bank of New York	20,000	19,917	20,000	23,058
Accrued interest payable	68	68	81	81

Note 16 - Fair Value Measurements Continued)

Methods and assumptions used to estimate fair values of financial assets and liabilities are as follows:

Cash and Cash Equivalents

For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Trading Securities

Securities classified as trading securities are reported at fair value utilizing Level 1 inputs. For these securities, the Company arrives at the fair value based upon the quoted market price at the close of business on the last business day on, or prior to, the consolidated statement of financial condition date.

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreement, into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of June 30, 2011 and 2010, the fair value of the commitments to extend credit was not considered to be material.

Note 17 - Parent Only Financial Statements

Statements of Financial Condition
	June 30,
	2011	2010
	(In Thousands)
Assets
Cash and due from banks	$4,802	$4,922
Loan receivable	1,484	1,621
Investments in subsidiaries	34,344	33,435
Other assets	189	155

Total Assets	$40,819	$40,133

Liabilities
Other liabilities	$139	$165
Total liabilities	139	165

Stockholders’ Equity
Common stock	562	562
Paid-in capital	23,940	23,651
Retained earnings	21,880	21,440
Unallocated common stock held by ESOP	(1,265)	(1,433)
Treasury stock	(4,345)	(4,241)
Accumulated other comprehensive loss	(92)	(11)

Total Stockholders’ Equity	40,680	39,968

Total Liabilities and Stockholders’ Equity	$40,819	$40,133

Statements of Income
	Years Ended June 30,
	2011	2010
	(In Thousands)
Equity in undistributed earnings of subsidiaries	$720	$867
Interest income	129	140
Non-interest expense	(152)	(224)

Income Before Income Taxes	697	783

Income tax benefit	(9)	(23)

Net Income	$706	$806

Note 17 - Parent Only Financial Statements (Continued)

Statements of Cash Flows
	Years Ended June 30,
	2011	2010
	(In Thousands)
Cash Flows from Operating Activities
Net income	$706	$806
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(720)	(867)
Net change in other assets and liabilities	82	64

Net Cash Provided by Operating Activities	68	3

Cash Flows from Investing Activities
Repayment of ESOP loan receivable	137	127

Net Cash Provided by Investing Activities	137	127

Cash Flows from Financing Activities
Dividends paid to minority stockholders	(221)	(241)
Purchase of treasury stock	(104)	(1,072)
Purchase of stock for restricted stock award program	—	(932)

Net Cash Used in Financing Activities	(325)	(2,245)

Net Decrease in Cash and Cash Equivalents	(120)	(2,115)

Cash and Cash Equivalents - Beginning	4,922	7,037

Cash and Cash Equivalents - Ending	$4,802	$4,922

Note 18 - Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2011 and 2010:

	Year Ended June 30, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In Thousands, Except Per Share Data)

Interest income	$3,903	$3,826	$3,776	$3,622
Interest expense	1,186	1,079	1,007	954

Net Interest Income	2,717	2,747	2,769	2,668

Provision for loan losses	475	350	400	461

Net Interest Income after Provision for Loan Losses	2,242	2,397	2,369	2,207

Non-interest income	257	189	168	159
Non-interest expenses	2,153	2,367	2,203	2,044

Income before Income Taxes	346	219	334	322

Income taxes	131	99	127	158

Net Income	$215	$120	$207	$164

Earnings per share:
Basic and diluted	$0.04	$0.02	$0.04	$0.03

Note 18 - Quarterly Results of Operations (Unaudited) (Continued)

	Year Ended June 30, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In Thousands, Except Per Share Data)

Interest income	$4,280	$4,282	$4,175	$4,113
Interest expense	1,747	1,633	1,442	1,333

Net Interest Income	2,533	2,649	2,733	2,780

Provision for loan losses	345	405	375	475

Net Interest Income after Provision for Loan Losses	2,188	2,244	2,358	2,305

Non-interest income	167	156	166	156
Non-interest expenses	2,042	2,023	2,195	2,189

Income before Income Taxes	313	377	329	272

Income taxes	119	144	124	98

Net Income	$194	$233	$205	$174

Earnings per share:
Basic and diluted	$0.04	$0.05	$0.04	$0.03

Note 19 – Recent Accounting Pronouncements

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
ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after

Note 19 – Recent Accounting Pronouncements (Continued)

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) which amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual

Note 19 – Recent Accounting Pronouncements

periods beginning after December 15, 2011. Early adoption is not permitted. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which amends FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 15, 2011 for public entities.  As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 28, 2011.

MSB FINANCIAL CORP.
/s/ Gary T. Jolliffe
	By:	Gary T. Jolliffe
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on September 28, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

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