Form 10-Q
period 2011-09-30
MSB FINANCIAL CORP.
filed 2011-11-14
CIK 1374783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 10, 2011:

$0.10 par value common stock 5,151,460 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at September 30, 2011 and June 30, 2011	2

	Consolidated Statements of Income and Comprehensive Income for the
	Three Months Ended September 30, 2011 and 2010	3

	Consolidated Statements of Cash Flows for the Three Months
	Ended September 30, 2011 and 2010	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2:	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	27

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4:	Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	33

Item 1A:	Risk Factors	33

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3:	Defaults Upon Senior Securities	33

Item 4:	[Removed and Reserved]	33

Item 5:	Other Information	33

Item 6:	Exhibits	34

SIGNATURES		35

CERTIFICATIONS

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	June 30,
	2011	2011
	(Dollars in Thousands, except Per Share Amount)
Assets
Cash and due from banks	$11,665	$22,117
Interest-earning demand deposits with banks	7,925	8,859

Cash and Cash Equivalents	19,590	30,976

Trading securities	45	60
Securities held to maturity (fair value of $65,323 and $41,602, respectively)	64,613	41,693
Loans receivable, net of allowance for loan losses of $2,751 and $2,170, respectively	246,634	253,251
Other real estate owned	861	861
Premises and equipment	9,689	9,838
Federal Home Loan Bank of New York stock, at cost	1,384	1,384
Bank owned life insurance	5,964	5,913
Accrued interest receivable	1,445	1,334
Other assets	3,847	4,149

Total Assets	$354,072	$349,459

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$14,220	$17,494
Interest bearing	273,510	268,681

Total Deposits	287,730	286,175

Advances from Federal Home Loan Bank of New York	20,000	20,000
Advance payments by borrowers for taxes and insurance	80	177
Other liabilities	5,422	2,427

Total Liabilities	313,232	308,779

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,164,804 and 5,166,503 shares outstanding, respectively	562	562
Paid-in capital	24,008	23,940
Retained earnings	21,936	21,880
Unallocated common stock held by ESOP (122,248 and 126,463 shares, respectively)	(1,222)	(1,265)
Treasury stock, at cost, 455,821 and 454,122 shares, respectively	(4,355)	(4,345)
Accumulated other comprehensive loss	(89)	(92)

Total Stockholders’ Equity	40,840	40,680

Total Liabilities and Stockholders’ Equity	$354,072	$349,459

See notes to consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
	(In Thousands, Except
	Per Share Amounts)
Interest Income:
Loans receivable, including fees	$3,103	$3,444
Securities held to maturity	485	432
Other	23	27
Total Interest Income	3,611	3,903

Interest Expense
Deposits	740	1,013
Borrowings	173	173

Total Interest Expense	913	1,186

Net Interest Income	2,698	2,717

Provision for Loan Losses	613	475

Net Interest Income after Provision for Loan Losses	2,085	2,242

Non-Interest Income
Fees and service charges	83	177
Income from bank owned life insurance	50	49
Unrealized (loss) gain on trading securities	(15)	5
Other	26	26
Total Non-Interest Income	144	257

Non-Interest Expenses
Salaries and employee benefits	985	969
Directors compensation	115	109
Occupancy and equipment	410	385
Service bureau fees	108	99
Advertising	48	66
FDIC assessment	73	126
Other	321	399
Total Non-Interest Expenses	2,060	2,153

Income before Income Taxes	169	346
Income Taxes	58	131
Net Income	111	215
Amortization component of net periodic pension cost,
net of tax	3	1

Total Comprehensive Income	$114	$216
Weighted average number of shares of common stock
Outstanding basic and diluted	5,041	5,040
Earnings per share - basic and diluted	$0.02	$0.04

See notes to consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited

	Three Months Ended September 30,
	2011	2010
	(In Thousands)
Cash Flows from operating activities:
Net Income	$111	$215
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Net accretion of securities discounts and deferred loan fees and costs	(57)	(20)
Depreciation and amortization of premises and equipment	151	162
Stock based compensation and allocation of ESOP stock	111	118
Provision for loan losses	613	475
Loss on sale of other real estate owned	-	5
Earnings on bank owned life insurance	(50)	(49)
Unrealized (gain) loss on trading securities	15	(5)
Increase in accrued interest receivable	(111)	(52)
Decrease in other assets	302	233
(Decrease) increase in other liabilities	(3)	155
Net Cash Provided by Operating Activities	1,082	1,237

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(28,970)	(16,247)
Maturities, calls and principal repayments	9,092	17,772
Net decrease in loans receivable	6,019	1,451
Purchase of premises and equipment	(2)	(15)
Proceeds from the sale of other real estate owned	-	399
Net Cash Provided by (Used in) Investing Activities	(13,861)	3,360

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	1,555	(3,088)
Decrease in advance payments by borrowers for taxes and insurance	(97)	(138)
Dividends paid to minority shareholders	(55)	(63)
Purchase of treasury stock	(10)	(24)

Net Cash Provided by (Used in) Financing Activities	1,393	(3,313)

Net Increase (Decrease) in Cash and Cash Equivalents	(11,386)	1,284
Cash and Cash Equivalents – Beginning	30,976	21,144
Cash and Cash Equivalents – Ending	$19,590	$22,428

Supplementary Cash Flows Information
Interest paid	$910	$1,186
Loan receivable transferred to other real estate owned	$-	$800
Securities held to maturity settled subsequent to period end	$3,000	$-

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

A Registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Savings Bank’s newly established Employee Stock Ownership Plan (“ESOP”). Net proceeds of the offering totaled approximately $24.5 million. Concurrent with closing of the offering, the MHC received 3,091,344 shares of Company stock in exchange for the 10,000 shares previously owned by the MHC. The MHC is the majority stockholder of the Company owning 59.85% of the outstanding common stock at September 30, 2011.

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

Note 2 – Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Savings Bank, and the Savings Bank’s wholly-owned subsidiary, Millington Savings Service Corp. All significant inter-company accounts and transactions have been eliminated in consolidation. These consolidated statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X, and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The Millington Savings Service Corp. is inactive.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at September 30, 2011 and June 30, 2011 and for the three months ended September 30, 2011 and 2010. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statement of financial condition for June 30, 2011was derived from the Company’s audited consolidated financial statements for that date. That data, along with the interim financial information presented in the consolidated statements of financial position, income and comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 2011, including the notes thereto included in the Company’s Annual Report on Form 10-K.

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

A material estimate for the Company that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. The allowance for loan losses represents management’s best estimate of losses known and inherent in the portfolio that are both probable and reasonable to estimate. While management uses the most current information available to estimate losses on loans, actual losses are dependent on future events and, as such, increases in the allowance for loan losses may be necessary.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examinations.

Note 3 – Subsequent Events

In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (the “ASC”) Topic 855, Subsequent Events, management has evaluated potential subsequent events through the date the consolidated financial statements were issued.

Note 4 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, exclusive of the unallocated shares held by the Employee Stock Ownership Plan (“ESOP”) and unvested shares of restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings per share did not differ from basic earnings per share for the three months ended September 30, 2011 and 2010, as the 275,410 weighted average number of outstanding stock options were all anti-dilutive.

Note 5 – Stock Based Compensation

On March 10, 2008 the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan. This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the shares on the grant date. The grant date fair value of the options was estimated to be $ 2.99 per share based on the Black-Scholes option pricing model. Options are exercisable for 10 years from date of grant.  At September 30, 2011, stock based compensation expense not yet recognized in income amounted to $261,000 which is expected to be recognized over a weighted average remaining period of 1.6 years.  The Company recognized stock based compensation expense related to these awards of $41,000 along with income tax benefits of $16,000 for the three month periods ended September 30, 2011 and 2010, respectively.

On November 9, 2009 the Company’s stockholders approved an Amendment to the 2008 Stock Compensation and Incentive Plan. The primary purpose of the Amendment to the 2008 Plan was to increase the number of shares of Company common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of restricted stock awards.  Such restricted stock awards may be granted to officers, employees and directors of the Company or its subsidiary, Millington Savings Bank. On November 24, 2009, the Company re-purchased 110,164 shares of the Company common stock for an aggregate purchase price of $932,000.  On December 14, 2009, the Board of Directors granted the 110,164 shares to certain employees and directors.  The restricted stock awards are to be vested over a five year period and expensed over that time based on the fair value of the Company’s common stock at the date of grant.  For each of the three month periods ended September 30, 2011and 2010, the Company recognized stock based compensation expense related to these awards of $45,000 along with tax benefits of $18,000. As of September 30, 2011, $576,000 in stock based compensation expense related to these awards remains to be recognized.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2011 and June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$45	$—	$—	$45

	June 30, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$60	$—	$—	$60

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

The following table summaries those assets measured at fair value on a non-recurring basis as of September 30, 2011 and June 30, 2011:

	September 30, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$9,430	$9,430

	June 30, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$2,918	$2,918

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

Other real estate owned is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of September 30, 2011 and June 30, 2011 there was no further writedown in the other real estate owned balance below the cost basis established at the time the other real estate owned was originally recognized.  Accordingly, the table above does not include other real estate owned.

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

The carrying amounts and estimated fair values of financial instruments as of September 30, 2011 and June 30, 2011, were as follows:

	September 30, 2011		June 30, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$19,590	$19,590	$30,976	$30,976
Trading securities	45	45	60	60
Securities held to maturity	64,613	65,323	41,693	41,602
Loans receivable (1)	246,634	254,604	253,251	259,165
Federal Home Loan Bank stock	1,384	1,384	1,384	1,384
Accrued interest receivable	1,445	1,445	1,334	1,334

Financial liabilities:
Deposits	287,730	290,502	286,175	282,191
Advances from Federal Home Loan Bank of New York	20,000	20,010	20,000	19,917
Accrued interest payable	71	71	68	68

(1) Includes impaired loans measured at fair value on a non-recurring basis as discussed above.

Methods and assumptions used to estimate fair values of financial assets and liabilities are as follows:

Cash and Cash Equivalents

For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Trading Securities

Securities classified as trading securities are reported at fair value utilizing Level 1 inputs. For these securities, the Company arrives at the fair value based upon the quoted market price at the close of business on the last business day on or prior to the consolidated statement of financial condition date.

Securities Held to Maturity

The fair value for securities held to maturity is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable

The fair value of loans is based upon a multitude of sources, including assumed current market rates by category and the Savings Bank’s current offering rates.  Both fixed and variable rate loan fair values are derived at using a discounted cash flow methodology.  For variable rate loans, repricing term, including next reprice date, reprice frequency and reprice rate are factored into the discounted cash flow formula.

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of September 30, 2011 and June 30, 2011, the fair value of the commitments to extend credit was not considered to be material.

Note 7 - Loans Receivable and Allowance for Credit Losses

The composition of loans receivable at September 30, 2011 and June 30, 2011 was as follows:

	September 30, 2011	June 30, 2011
	(In Thousands)
Residential mortgage:
One-to-four family	$144,583	$149,399
Home equity	49,983	50,240

	194,566	199,639

Commercial real estate	33,841	32,559
Construction	13,527	16,633
Commercial and industrial	10,067	9,325

	57,435	58,517

Consumer:
Deposit accounts	540	491
Automobile	204	236
Personal	18	20
Overdraft protection	188	194

	950	941

	252,951	259,097

Loans in process	(3,342)	(3,452)
Deferred loan fees	(224)	(224)

	$249,385	$255,421

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

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Certain loans may remain on accrual status if they are in the process of collection and are either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans including impaired loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities, when required, on the consolidated balance sheet. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. All, or part, of the principal balance of loans receivable that are deemed uncollectible are charged against the allowance when management determines that the repayment of that amount is highly unlikely.    Any subsequent recoveries are credited to the allowance.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

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

The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Savings Bank’s loans receivable portfolio is comprised of the following segments: residential mortgage, commercial real estate, construction, consumer and commercial and industrial. Some segments of the Savings Bank’s loan receivable portfolio are further disaggregated into classes which allows management to better monitor risk and performance.

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

Impaired Loans

Management evaluates individual loans in all of the loan segments (including loans in residential mortgage and consumer segments) for possible impairment if the loan is greater than $200,000 and if the loan is either in nonaccrual status or is risk rated Substandard or worse.  A loan is considered impaired when, based on current information and events, it is probable that the Savings Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Loans whose terms are modified are classified as troubled debt restructurings (“TDRs”) if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as troubled debt restructurings are designated as impaired until they are ultimately repaid in full or foreclosed and sold.  The nature and extent of impairment of TDRs, including those which experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses.

Once the determination has been made that a loan is impaired, impairment is measured by comparing the recorded investment in the loan to one of the following: (a) present value of expected cash flows (discounted at the loan’s effective interest rate), (b) the loan’s observable market price or (c) the fair value of collateral adjusted for expected selling costs.  The method is selected on a loan by loan basis with management primarily utilizing the fair value of collateral method.

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

The evaluation of the need and amount of the allowance for impaired loans and whether a loan can be removed from impairment status is made on a quarterly basis.  The Savings Bank’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following tables present impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of September 30, 2011 and June 30, 2011.  The average recorded investment and interest income recognized is presented for the three month period ended September 30, 2011.

	As of September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In Thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$10,637	$10,707	$-	$8,735	$101
Home equity	2,806	2,814	-	1,940	31
Commercial real estate	3,555	3,570	-	3,586	39
Commercial and industrial	475	475	-	309	1
	17,473	17,566	-	14,570	172
With an allowance recorded:
Residential mortgage
One-to-four family	5,066	5,440	365	3,178	22
Home equity	1,265	1,694	299	1,025	2
Commercial real estate	459	459	23	229	-
Construction
Other	2,967	2,950	299	1,997	21
Commercial and industrial	754	754	95	627	-
	10,511	11,297	1,081	7,056	45
Total: (1)
Residential mortgage
One-to-four family	15,703	16,147	365	11,913	123
Home equity	4,071	4,508	299	2,965	33
Commercial real estate	4,014	4,029	23	3,815	39
Construction
Other	2,967	2,950	299	1,997	21
Commercial and industrial	1,229	1,229	95	936	1
	$27,984	$28,863	$1,081	$21,626	$217

__________________
(1) As of September 30, 2011, impaired loans listed above included $15.1 million of loans previously modified in debt restructurings and as such considered impaired under GAAP.  As of September 30, 2011, $10.0 million of these loans have been performing in accordance with their modified terms for an extended period of time and as such removed from non-accrual status and considered performing.

	As of June 30, 2011
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

Credit Quality Indicators

Management uses a ten point internal risk rating system to monitor the credit quality of the loans in the Savings Bank’s commercial real estate, construction and commercial and industrial loan segments.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually or when credit deficiencies, such as delinquent loan payments, arise. The criticized rating categories utilized by management generally follow bank regulatory definitions. The first six risk rating categories are considered not criticized, and are aggregated as “Pass” rated.  The “Special Mention” category includes assets that are currently protected, but are potentially weak, resulting in increased credit risk and deserving management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified “Substandard” have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  These include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified “Doubtful” have all the weaknesses inherent in loans classified “Substandard” with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a “Loss” are considered uncollectible and subsequently charged off.

The following tables present the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of September 30, 2011 and June 30, 2011:

As of September 30, 2011	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Commercial real estate	$29,314	$1,700	$2,306	$474	$23	$33,817
Construction
One-to-four family owner occupied	4,360	-	-	-	-	4,360
Other	2,869	-	1,903	748	299	5,819
Commercial and Industrial	8,521	325	673	440	95	10,054

Total	$45,064	$2,025	$4,882	$1,662	$417	$54,050

As of June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Commercial real estate	$28,017	$900	$3,144	$474	$-	$32,535
Construction
One-to-four family owner occupied	7,113	-	-	-	-	7,113
Other	306	-	4,726	704	323	6,050
Commercial and Industrial	8,220	327	264	401	99	9,311

Total	$43,656	$1,227	$8,134	$1,579	$422	$55,018

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables represent the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of September 30, 2011 and June 30, 2011:

As of September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In Thousands)
Residential Mortgage
One-to-four family	$3,445	1,993	7,467	12,905	$131,497	$144,402	$9,142	$982
Home equity	642	287	1,308	2,237	47,746	49,983	1,016	864
Commercial real estate	2,215	-	1,628	3,843	29,974	33,817	3,123	-
Construction
One-to-four family owner occupied	-	-	-	-	4,360	4,360	-	-
Other	-	-	1,027	1,027	4,792	5,819	1,026	-
Commercial and industrial	208	459	632	1,299	8,755	10,054	1,091	-
Consumer	-	-	-	-	950	950	-	-
Total	$6,510	$2,739	$12,062	$21,311	$228,074	$249,385	$15,398	$1,846

As of June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In Thousands)
Residential Mortgage
One-to-four family	$2,896	501	8,065	11,462	$137,761	$149,223	$8,317	$1,369
Home equity	594	42	1,315	1,951	48,288	50,239	950	934
Commercial real estate	1,856	-	1,628	3,484	29,051	32,535	3,132	-
Construction
One-to-four family owner occupied	-	-	-	-	7,113	7,113	-	-
Other	-	-	1,027	1,027	5,032	6,059	1,027	-
Commercial and industrial	165	-	642	807	8,504	9,311	642	-
Consumer	7	6	-	13	928	941	2	-
Total	$5,518	$549	$12,677	$18,744	$236,677	$255,421	$14,070	$2,303

In addition to internal reviews, the Savings Bank utilizes an external consultant to perform a stress test of its loan portfolio, at least annually, and the results are reviewed in conjunction with the overall evaluation of the adequacy of the allowance.

Allowance for Loan Losses

The following tables summarize the allowance for loan losses, by the portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2011 and June 30, 2011.  The activity in the allowance for loan losses is presented for the three month period ended September 30, 2011 (in thousands):

	As of and for the three months ended September 30, 2011
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan
losses:
Beginning Balance	$1,130	$303	$514	$211	$12	$2,170
Charge-offs	(21)	-	-	-	(11)	$(32)
Recoveries	-	-	-	-	-	-
Provisions	593	47	(53)	14	12	613
Ending balance	$1,702	$350	$461	$225	$13	$2,751
Ending balance: individually evaluated for impairment	$664	$23	$299	$95	$-	$1,081
Ending balance: collectively evaluated for impairment	$1,038	$327	$162	$130	$13	$1,670

Loans receivables:
Ending balance	$194,385	$33,817	$10,179	$10,054	$950	$249,385
Ending balance: individually evaluated for impairment	$11,664	$3,606	$2,967	$1,091	$-	$19,328
Ending balance: collectively evaluated for impairment	$182,721	$30,211	$7,212	$8,963	$950	$230,057

	As of June 30, 2011
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan
losses:
Ending Balance	$1,130	$303	$514	$211	$12	$2,170
Ending balance: individually evaluated for impairment	$262	$-	$323	$100	$-	$685
Ending balance: collectively evaluated for impairment	$868	$303	$191	$111	$12	$1,485

Loans receivables:
Ending balance	$199,462	$32,535	$13,172	$9,311	$941	$255,421
Ending balance: individually evaluated for impairment	$9,983	$3,618	$1,027	$642	$-	$15,270
Ending balance: collectively evaluated for impairment	$189,479	$28,917	$12,145	$8,669	$941	$240,151

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

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $15.1 million and $15.5 million at September 30, 2011 and June 30, 2011.  The majority of the Savings Bank TDRs are on accrual status.  TDRs on accrual status were $10.0 million and $12.3 million at September 30, 2011 and June 30, 2011, while TDRs on non-accrual status were $5.1 million and $3.2 million at these respective dates.  At September 30, 2011 and June 30, 2011, the allowance for loan losses included specific reserves of $355,000 and $145,000 related to TDRs respectively.

The following table summarizes by class loans modified in troubled debt restructurings during the three month period ended September 30, 2011.

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In Thousands)
Residential Mortgage
One-to-four family	4	$1,334	$1,334

Total	4	$1,334	$1,334

The following table summarizes loans modified in troubled debt restructuring during the previous 12 months and for which there was a subsequent payment default during the three months ended September 30, 2011.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The Savings Bank had four loans modified in troubled debt restructuring during the three month period ended September 30, 2011. Two of the loans were restructured as interest only for a one year period, while the remaining two loans were re-amortized, one over thirty years, the other over forty years.

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Pre-Modification Outstanding Recorded Investments

Residential Mortgage
One-to-four family	2	$1,337	$1,359
Commercial and industrial	1	205	205

Total	3	$1,542	$1,564

Note 8 - Securities Held to Maturity

The amortized cost of securities held to maturity and their estimated fair values as of September 30, 2011 and June 30, 2011, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2011	(In Thousands)

U.S U.S. Government Agencies:
Due after five through ten years	$19	$-	$-	$19
Due after ten years	58,259	484	44	58,699

	58,278	484	44	58,718

Mortgage-backed securities	6,335	270	-	6,605

	$64,613	$754	$44	$65,323

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2011	(In Thousands)

U.S U.S. Government Agencies:
Due after five years through ten years	$9,020	$-	$84	$8,936
Due after ten years	31,246	200	303	31,143

	40,266	200	387	40,079

Mortgage-backed securities	1,427	96	—	1,523

	$41,693	$296	$387	$41,602

All mortgage-backed securities at September 30, 2011 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and estimated fair value of securities held to maturity at September 30, 2011 and June 30, 2011, as shown above, are reported by contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of trading securities or securities held to maturity during the three months ended September 30, 2011 or 2010.  At September 30, 2011 and June 30, 2011, securities held to maturity with a fair value of approximately $831,000 and $1,094,0000, respectively, were pledged to secure public funds on deposit and the treasury, tax and loan account.

The following tables set forth the gross unrealized losses and estimated fair value of securities in an unrealized loss position as of September 30, 2011 and June 30, 2011, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In Thousands)
September 30, 2011:
U.S. Government agencies	$25,966	$44	$-	$-	$25,966	$44

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In Thousands)
June 30, 2011:
U.S. Government agencies	$29,859	$387	$—	$—	$29,859	$387

Management concluded that the unrealized losses above (which related to seven U.S. Government agency bonds as of September 30, 2011 and to nine U.S. Government agency bonds as of June 30, 2011) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company did not have any mortgage-backed securities in an unrealized loss position as of September 30, 2011 or June 30, 2011.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized an other-than-temporary impairment loss on these securities.

Note 9 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended
	September 30,
	2011	2010
	(In Thousands)
Service Cost	$17	$17
Interest Cost	23	17
Amortization of Unrecognized (Gain)	3	(2)
Amortization of Past Service Liability	3	3
	$46	$35

As of September 30, 2011, the Savings Bank expects to contribute $55,000 to the plans for the remainder of the fiscal year.

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

On March 12, 2010, the Company announced the Board of Directors had authorized a fifth stock repurchase program pursuant to which the Company intended to repurchase up to an additional 5%, or 108,427 shares.  During the years ended June 30, 2010 and 2011, the Company repurchased 76,419 and

3,300 shares respectively authorized under this repurchase program at a cost of $637,000 or $7.99 per share.

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

On June 20, 2011, the Company announced the Board of Directors had authorized an eighth stock repurchase program pursuant to which the Company intends to repurchase the balance of shares that were still outstanding from the seventh stock repurchase program.  Under this program, the Company intended to repurchase up to 15,043 shares.  For the three months ended September 30, 2011, the Company repurchased 1,699 shares authorized under the seventh repurchase program at a cost of $9,000 or $5.50 per share.

On September 12, 2011, the Company announced the Board of Directors had authorized a ninth stock repurchase program pursuant to which the Company intends to repurchase the balance of shares that were still outstanding from the eighth stock repurchase program.  Under this program, the Company intended to repurchase up to 13,344 shares.  As of September 30, 2011, there were no repurchases under this program.  Subsequently, as of October 27, 2011, the Company repurchased 13,344 shares authorized under this repurchase program at a cost of $67,000 or $5.05 per share.

On November 9, 2011, the Company announced the Board of Directors had authorized a tenth stock repurchase program pursuant to which the Company intends to repurchase up to an additional 5%, or 103,005 shares.  On November 9, 2011, the Company repurchased 629 shares authorized under this repurchase program at a cost of $3,000 or $4.55 per share.

Note 11 – Dividends on Common Stock

The MHC has waived its right, upon the non-objection of the Board of Governors of the Federal Reserve System, to receive cash dividends declared on the 3,091,344 shares of Company common stock that it owned during the three months ended September 30, 2011.  Such dividends amounted to approximately $93,000 during the quarter ended September 30, 2011. As of September 30, 2011, the aggregate amount of dividends waived by the MHC was approximately $1,439,000.

Note 12 – Recent Accounting Pronouncements

 ASU 2011-02

In April 2011, the FASB issued ASU 2011-02 to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  Early adoption is permitted.  There was no impact to amounts recognized and no significant impact to amounts disclosed in the consolidated financial statements from the adoption of this update.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) which amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank’s allowance for loan losses. Such agencies may require the Savings Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

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

Comparison of Financial Condition at September 30, 2011 and June 30, 2011

General. Total assets were $354.1 million at September 30, 2011, compared to $349.5 million at June 30, 2011, an increase of $4.6 million or 1.32%. The Company experienced a $22.9 million or 54.97% increase in securities held to maturity, while cash and cash equivalent balances decreased by $11.4 million or 36.76%, as did loans receivable, net by $6.7 million or 2.61%.  Deposits increased by $1.6 million or 0.54%, while advances from the Federal Home Loan Bank of NY remained the same at September 30, 2011 and June 30, 2011.  The increase in securities held to maturity was primarily funded by the reduction in cash and cash equivalents and loans receivable, net balances.  Management decided to reduce its cash and cash equivalent balances in order to invest in higher yielding securities held to maturity, while also using the reduction in loan receivable, net balances to help fund these security purchases. The reduction in the loans receivable, net balance was primarily due to the continued decrease in new loan originations.

Total assets increased by $4.6 million or 1.32% between periods, while total liabilities increased by $4.5 million or 1.44%, and the ratio of average interest-earning assets to average-interest bearing liabilities increased to 108.75% for the three months ended September 30, 2011 as compared to 107.25% for year ended June 30, 2011.  Stockholders’ equity increased by $160,000 or 0.39% to $40.8 million at September 30, 2011 compared to $40.7 million at June 30, 2011.

Loans. Loans receivable, net, declined $6.7 million, or 2.61% from $253.3 million at June 30, 2011 to $246.6 million at September 30, 2011.  As a percentage of assets, loans decreased to 69.7% from 72.5%. The Savings Bank’s commercial real estate loans grew by $1.3 million or 3.9%, as did commercial and industrial loans by $742,000 or 8.0% and deposit account loans by $49,000 or 10.0% between June 30, 2011 and September 30, 2011.  One-to-four family loans decreased $4.8 million or 3.2%, construction loans decreased by $3.0 million or 18.0%, and home equity loans decreased by $257,000 or 0.5%, as did automobile, overdraft and personal loans which decreased by $32,000 or 13.6%, $6,000 or 3.1%, and $2,000 or 10.0%, respectively, between June 30, 2011 and September 30, 2011.

Securities. Our portfolio of securities held to maturity totaled $64.6 million at September 30, 2011 as compared to $41.7 million at June 30, 2011. Maturities, calls and principal repayments during the three months ended September 30, 2011 totaled $9.1 million.  We purchased $32.0 million of new securities during the three months ended September 30, 2011.

Deposits. Total deposits at September 30, 2011 were $287.7 million, a $1.6 million increase as compared to $286.2 million at June 30, 2011.  Certificate of deposit accounts increased by $4.2 million, as did savings and club accounts by $894,000, while demand accounts, in aggregate, decreased by $3.5 million.

Borrowings. Total borrowings at September 30, 2011 and June 30, 2011 amounted to $20.0 million.  The Savings Bank did not make any long term borrowings during the three months ended September 30, 2011 and did not have short-term borrowings at September 30, 2011 and June 30, 2011.

             Other Liabilities.  Other liabilities at September 30, 2011 were $5.4 million, a $3.0 million increase compared to $2.4 million at June 30, 2011.  This increase represents the purchase of a security held to maturity which settles subsequent to the reporting date.

 Equity. Stockholders’ equity was $40.8 million at September 30, 2011 compared to $40.7 at June 30, 2011. Treasury stock increased by $10,000 due to repurchases.  Other changes in equity were due to the declaration of $55,000 in minority cash dividends declared on our common stock, offset by $111,000 in net income, $3,000 in accumulated other comprehensive loss, $45,000 in amortization of restricted stock awards, $25,000 in the allocation ESOP shares and $41,000 in stock based compensation.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General. Our net income for the three months ended September 30, 2011 was $111,000, compared to net income of $215,000 for the three months ended September 30, 2010.  The decrease was due to an increase in the provision for loan losses, a decrease in non-interest income and a decrease in net interest income offset by decreases in non-interest expense and income taxes.

Net Interest Income. Net interest income was $2.7 million for the quarters ended September 30, 2011 and 2010.  The $19,000 decrease in net interest income was the result of a $292,000 decrease in total interest income offset by a $273,000 reduction in interest expense.

The decrease in total interest income for the three months ended September 30, 2011, resulted from a 1.9% decrease in the average balance of interest-earning assets and a 28 basis point decrease in the average yield thereon. The decrease of $16.5 million or 6.1% in average loan receivable balances and a decrease in average yield from 5.12% to 4.91% for the three month period ended September 30, 2011, compared to the three month period ended September 30, 2010, was responsible for the decrease of $341,000 or 9.9% in loans receivable interest income.  The increase of $12.9 million or 29.6% in average securities held to maturity balances offset by a 53 basis point reduction in average yield from 3.96% to 3.43% resulted in a net increase of $53,000 or 12.3% in interest income on securities held to maturity for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, whereas other interest income decreased by $4,000 for the same period.

The $273,000 decrease in interest expense for the three months ended September 30, 2011 from the three months ended September 30, 2010, was attributable to lower interest-bearing deposit balances and interest rates during the period.  The average balance of deposits decreased by $13.6 million or 4.8%, and average cost of deposits decreased by 33 basis points to 1.09% between the periods.  Total interest expense on borrowings was $173,000 for both the three months ended September 30, 2011 and September 30, 2010.

Provision for Loan Losses. A loan loss provision of $613,000 was made during the three months ended September 30, 2011 compared to a provision of $475,000 during the three months ended September 30, 2010.  The allowance for loan losses totaled $2.8 million, $2.2 million and $2.8 million respectively, at September 30, 2011, June 30, 2011, and September 30, 2010, or 1.1%, 0.8%, and 1.0%, respectively, of total loans. The ratio of non-performing loans to total loans was 6.8% at September 30, 2011, as compared to 6.3% at June 30, 2011, and 5.8% at September 30, 2010.  During the three months ended September 30, 2011, there were $32,000 in charge-offs and no recoveries. During the three months ended September 30, 2010, there were $233,000 in charge-offs and no recoveries.  The Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based on various qualitative and quantitative factors.  The increase in the provision during the current period was primarily due to an increase in the historical charge-off experience.

Non-Interest Income. Non-interest income was $144,000 for the quarter ended September 30, 2011 compared to $257,000 for the quarter ended September 30, 2010.  The decrease for the quarter ending September 30, 2011 compared to the quarter ended September 30, 2010 resulted from a decrease of $94,000 in fees and service charges, which was primarily attributable to $78,000 in fees that were received from the early prepayment of an investment security in the quarter ended September 30, 2010, and a $20,000 decrease in the value of trading securities, offset by a $1,000 increase in bank owned life insurance income.

Non-Interest Expenses. Non-interest expense was $2.1 million for the quarter ended September 30, 2011 compared to $2.2 million for the quarter ended September 30, 2010.  The decrease for the quarter ending September 30, 2011 as compared to the quarter ended September 30, 2010 resulted primarily from decreases in other non-interest expense, FDIC assessment and advertising expense, offset by increases in occupancy and equipment expense, salaries and benefits, service bureau fees and directors’ compensation expense.  Between the September 2011 and September 2010 quarters there were decreases of $78,000 in other non-interest expense, $53,000 in FDIC assessment and $18,000 in advertising expense.  Whereas, occupancy and equipment  expense increased by $25,000, salaries and employee benefits increased by $16,000, service bureau fees increased by $9,000 and directors’ compensation increased by $6,000.   The decrease in other non-interest expense was primarily attributable to the reduction in other non-operating and real estate expenses, while the decrease in FDIC assessment was attributed to a new method of calculating the assessment.

             Income Taxes. Income taxes for the three months ended September 30, 2011 were $58,000 or 34.3% of income before income taxes as compared to $131,000 or 37.9% of income before income taxes for the three months ended September 30, 2010.

Liquidity, Commitments and Capital Resources

The Savings Bank must be capable of meeting its customer obligations at all times. Potential liquidity demands include funding loan commitments, cash withdrawals from deposit accounts and other funding needs as they present themselves. Accordingly, liquidity is measured by our ability to have sufficient cash reserves on hand, at a reasonable cost and/or with minimum losses.

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

Our approach to managing day-to-day liquidity is measured through our daily calculation of investable funds and/or borrowing needs to ensure adequate liquidity. In addition, senior management constantly evaluates our short-term and long-term liquidity risk and strategy based on current market conditions, outside investment and/or borrowing opportunities, short and long-term economic trends, and anticipated short and long-term liquidity requirements. The Savings Bank’s loan and deposit rates may be adjusted as another means of managing short and long-term liquidity needs. We do not at present participate in derivatives or other types of hedging instruments to meet liquidity demands, as we take a conservative approach in managing liquidity.

At September 30, 2011, the Savings Bank had outstanding commitments to originate loans of $1.1 million, construction loans in process of $3.3 million, unused lines of credit of $23.7 million (including $19.0 million for home equity lines of credit), and standby letters of credit of $324,000. Certificates of deposit scheduled to mature in one year or less at September 30, 2011, totaled $78.4 million.

As of September 30, 2011, the Savings Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Savings Bank generates cash through deposits and/or borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required.  At September 30, 2011, the total loans to deposits ratio was 85.7%. At September 30, 2011, the Savings Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $86.6 million, of which $20.0 million was outstanding. As of September 30, 2011, the Savings Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Savings Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2011, the Savings Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2011.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at September 30, 2011 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2011.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2011	1,000	$5.65	1,000	14,043
August 1 through 31, 2011	699	5.29	699	13,344
September 1 through 30, 2011	-	-	-	13,344
Total	1,699	$5.50	1,699

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – [REMOVED AND RESERVED]

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSB FINANCIAL CORP.
(Registrant)

Date November 14, 2011	/s/ Gary T. Jolliffe
Gary T. Jolliffe
President and Chief Executive Officer

Date November 14, 2011	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer