Form 10-Q
period 2011-12-31
MSB FINANCIAL CORP.
filed 2012-02-14
CIK 1374783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 10, 2012:

$0.10 par value common stock 5,087,792 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at December 31, 2011 and June 30, 2011	2

	Consolidated Statements of Income and Comprehensive Income for the
	Three and Six Months Ended December 31, 2011 and 2010	3

	Consolidated Statements of Cash Flows for the Three and Six Months
	Ended December 31, 2011 and 2010	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2:	Management’s Discussion and Analysis of	31
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4:	Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	38

Item 1A:	Risk Factors	38

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3:	Defaults Upon Senior Securities	38

Item 4:	Mine Safety Disclosures	38

Item 5:	Other Information	38

Item 6:	Exhibits	39

SIGNATURES		40

CERTIFICATIONS

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31,	June 30,
	2011	2011
	(Dollars in thousands, except per share amount)

Cash and due from banks	$12,773	$22,117
Interest-earning demand deposits with banks	5,745	8,859

Cash and Cash Equivalents	18,518	30,976

Trading securities	48	60
Securities held to maturity (fair value of $65,057 and $41,602, respectively)	64,276	41,693
Loans receivable, net of allowance for loan losses of $2,663 and $2,170, respectively	244,684	253,251
Other real estate owned	—	861
Premises and equipment	9,596	9,838
Federal Home Loan Bank of New York stock, at cost	1,384	1,384
Bank owned life insurance	6,014	5,913
Accrued interest receivable	1,487	1,334
Other assets	4,349	4,149

Total Assets	$350,356	$349,459

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$15,735	$17,494
Interest bearing	271,355	268,681

Total Deposits	287,090	286,175

Advances from Federal Home Loan Bank of New York	20,000	20,000
Advance payments by borrowers for taxes and insurance	13	177
Other liabilities	2,494	2,427

Total Liabilities	309,597	308,779

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,094,736 and 5,166,503 shares outstanding, respectively	562	562
Paid-in capital	24,075	23,940
Retained earnings	22,106	21,880
Unallocated common stock held by ESOP (118,033 and 126,463 shares, respectively)	(1,180)	(1,265)
Treasury stock, at cost, 525,889 and 454,122 shares, respectively	(4,719)	(4,345)
Accumulated other comprehensive loss	(85)	(92)

Total Stockholders’ Equity	40,759	40,680

Total Liabilities and Stockholders’ Equity	$350,356	$349,459

See notes to consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Interest Income:
Loans receivable, including fees	$3,010	$3,374	$6,113	$6,818
Securities held to maturity	518	421	1,003	853
Other	21	31	44	58
Total Interest Income	3,549	3,826	7,160	7,729

Interest Expense
Deposits	710	907	1,450	1,920
Borrowings	172	172	345	345
Total Interest Expense	882	1,079	1,795	2,265

Net Interest Income	2,667	2,747	5,365	5,464

Provision for Loan Losses	375	350	988	825

Net Interest Income after Provision for Loan Losses	2,292	2,397	4,377	4,639

Non-Interest Income
Fees and service charges	82	101	165	278
Income from bank owned life insurance	51	49	101	98
Unrealized gain (loss) on trading securities	3	13	(12)	18
Other	37	26	63	52
Total Non-Interest Income	173	189	317	446

Non-Interest Expenses
Salaries and employee benefits	957	984	1,942	1,953
Directors compensation	116	111	231	220
Occupancy and equipment	377	420	787	805
Service bureau fees	108	107	216	206
Advertising	48	52	96	118
FDIC assessment	75	127	148	253
Professional services	125	120	262	236
Other	253	446	437	729
Total Non-Interest Expenses	2,059	2,367	4,119	4,520

Income before Income Taxes	406	219	575	565
Income Taxes	182	99	240	230
Net Income	224	120	335	335
Amortization component of net periodic pension cost,
net of tax	4	--	7	1

Total Comprehensive Income	$228	$120	$342	$336
Weighted average number of shares of common stock
outstanding - basic and diluted	5,015	5,042	5,028	5,041
Earnings per common share - basic and diluted	$.04	$.02	$.07	$.07
Dividends declared per common share	$.03	$.03	$.06	$.06
See notes to consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2011	2010
	(In thousands)
Cash Flows from operating activities:
Net Income	$335	$335
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Net accretion of securities discounts and deferred loan fees and costs	(65)	(38)
Depreciation and amortization of premises and equipment	301	326
Stock based compensation and allocation of ESOP stock	220	232
Provision for loan losses	988	825
(Gain) loss on sale of other real estate owned	(9)	71
Income from bank owned life insurance	(101)	(98)
Unrealized (gain) loss on trading securities	12	(18)
Increase in accrued interest receivable	(153)	(16)
(Increase) decrease in other assets	(200)	465
Increase in other liabilities	74	107
Net Cash Provided by Operating Activities	1,402	2,191

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(39,970)	(21,247)
Maturities, calls and principal repayments	17,421	19,864
Net decrease in loans receivable	7,610	1,319
Purchase of premises and equipment	(59)	(57)
Proceeds from the sale of other real estate owned	870	619
Net Cash Provided by (Used in) Investing Activities	(14,128)	498

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	915	(8,472)
Decrease in advance payments by borrowers for taxes and insurance	(164)	(171)
Dividends paid to minority shareholders	(109)	(125)
Purchase of treasury stock	(374)	(58)

Net Cash Provided by (Used in) Financing Activities	268	(8,826)

Net (Decrease) in Cash and Cash Equivalents	(12,458)	(6,137)
Cash and Cash Equivalents – Beginning	30,976	21,144
Cash and Cash Equivalents – Ending	$18,518	$15,007

Supplementary Cash Flows Information
Interest paid	$1,789	$2,264
Income taxes paid	$-	$97
Loan receivable transferred to other real estate owned	$-	$930

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

A Registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Savings Bank’s newly established Employee Stock Ownership Plan (“ESOP”). Net proceeds of the offering totaled approximately $24.5 million. Concurrent with closing of the offering, the MHC received 3,091,344 shares of Company stock in exchange for the 10,000 shares previously owned by the MHC. The MHC is the majority stockholder of the Company owning 60.68% of the outstanding common stock at December 31, 2011.

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

Note 2 – Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Savings Bank, and the Savings Bank’s wholly-owned subsidiary, Millington Savings Service Corp. All significant inter-company accounts and transactions have been eliminated in consolidation. These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X, and therefore, do not include information or notes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The Millington Savings Service Corp. is inactive.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at December 31, 2011 and June 30, 2011 and for the three and six months ended December 31, 2011 and 2010. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statement of financial condition for June 30, 2011 was derived from the Company’s audited consolidated financial statements as of and for the year then ended. That data, along with the interim financial information presented in the consolidated statements of financial position, income and comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 2011, including the notes thereto included in the Company’s Annual Report on Form 10-K.

The consolidated financial statements contained herein have been prepared in conformity with GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated statements of financial position, and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

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

Note 4 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, exclusive of the unallocated shares held by the Employee Stock Ownership Plan (“ESOP”) and unvested shares of restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings per share did not differ from basic earnings per share for the three and six months ended December 31, 2011 and 2010, as the 275,410 weighted average number of outstanding stock options were all anti-dilutive.

Note 5 – Stock Based Compensation

On March 10, 2008 the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan. This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the shares at the grant date. The grant date fair value of the options was estimated to be $2.99 per share based on the Black-Scholes option pricing model. Options are exercisable for 10 years from date of grant.  At December 31, 2011, stock based compensation expense not yet recognized in income amounted to $220,000 which is expected to be recognized over a weighted average remaining period of 1.4 years.  The Company recognized stock based compensation expense related to these awards of $41,000 and $82,000 for the three and six month periods ended December 31, 2011 and 2010, respectively.

On November 9, 2009 the Company’s stockholders approved an Amendment to the 2008 Stock Compensation and Incentive Plan. The primary purpose of the Amendment to the 2008 Plan was to increase the number of shares of Company common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of restricted stock awards.  Such restricted stock awards may be granted to officers, employees and directors of the Company or its subsidiary, the Savings Bank. On November 24, 2009, the Company re-purchased 110,164 shares of the Company common stock for an aggregate purchase price of $932,000.  On December 14, 2009, the Board of Directors granted the 110,164 shares to certain employees and directors.  The restricted stock awards are to be vested over a five year period and expensed over that time based on the fair value of the Company’s common stock at the date of grant.  During the three and six month periods ended December 31, 2011, the Company recognized stock based compensation expense related to these awards of $45,000 and $90,000, with tax benefits of $18,000 and $36,000, respectively.  As of December 31, 2011, $531,000 in stock based compensation expense related to these awards remains to be recognized.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$48	$—	$—	$48

	June 30, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)

Trading securities	$60	$—	$—	$60

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

The following table summaries those assets measured at fair value on a non-recurring basis as of December 31, 2011 and June 30, 2011:

	December 31, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$7,488	$7,488

	June 30, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In Thousands)
Impaired loans	$—	$—	$2,918	$2,918

An impaired loan is measured for impairment at the time the loan is identified as impaired.  Loans are considered impaired when based on current information and events it is probable that payments of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  The Company’s impaired loans are generally collateral dependent and, as such, are carried at the lower of cost or estimated fair value less estimated selling costs.  Fair values are estimated through current appraisals and adjusted as necessary to reflect current market conditions and as such are classified as Level 3.

Other real estate owned is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of December 31, 2011 and June 30, 2011 there was no further impairment of the other real estate owned balance below the cost basis established at the time the other real estate owned was originally recognized.  In addition, the Company had no other real estate owned at December 31, 2011.  Accordingly, the table above does not include other real estate owned.

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

The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2011 and June 30, 2011, were as follows:

	December 31, 2011		June 30, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$18,518	$18,518	$30,976	$30,976
Trading securities	48	48	60	60
Securities held to maturity	64,276	65,057	41,693	41,602
Loans receivable (1)	244,684	249,200	253,251	259,165
Federal Home Loan Bank stock	1,384	1,384	1,384	1,384
Accrued interest receivable	1,487	1,487	1,334	1,334

Financial liabilities:
Deposits	287,090	289,826	286,175	282,191
Advances from Federal Home Loan Bank of New York	20,000	23,117	20,000	19,917
Accrued interest payable	74	74	68	68

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

Loans Receivable

The fair value of loans is based upon a multitude of sources, including assumed current market rates by category and the Company's current offering rates.  Both fixed and variable rate loan fair values are derived at using a discounted cash flow methodology.  For variable rate loans, repricing term, including next reprice date, reprice frequency and reprice rate are factored into the discounted cash flow formula.

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of December 31, 2011 and June 30, 2011, the fair value of the commitments to extend credit was not considered to be material.

Note 7 - Loans Receivable and Allowance for Credit Losses

The composition of loans receivable at December 31, 2011 and June 30, 2011 was as follows:

	December 31, 2011	June 30, 2011
	(In Thousands)
Residential mortgage:
One-to-four family	$144,533	$149,399
Home equity	50,132	50,240

	194,665	199,639

Commercial real estate	31,685	32,559
Construction	12,965	16,633
Commercial and industrial	9,989	9,325

	54,639	58,517

Consumer:
Deposit accounts	786	491
Automobile	224	236
Personal	19	20
Overdraft protection	186	194

	1,215	941

	250,519	259,097

Loans in process	(2,901)	(3,452)
Deferred loan fees	(271)	(224)

	$247,347	$255,421

Loans are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Certain loans may remain on accrual status if they are in the process of collection and are either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities, when required, on the consolidated statement of financial condition. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. All, or part, of the principal balance of loans receivable that are deemed uncollectible are charged against the allowance when management determines that the repayment of that amount is highly unlikely.    Any subsequent recoveries are credited to the allowance.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

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

The residential mortgage loan segment is disaggregated into two classes: one-to-four family loans, which are primarily first liens, and home equity loans, which consist of first and second liens.  The commercial real estate loan segment includes owner and non owner occupied loans which have medium risk based on historical experience with these type loans.  The construction loan segment is further disaggregated into two classes: one-to-four family owner occupied, which includes land loans, whereby the owner is known and there is less risk, and other, whereby the property is generally under development and tends to have more risk than the one-to-four family owner occupied loans.  The commercial and industrial loan segment consists of loans made for the purpose of financing the activities of commercial customers. The majority of commercial and industrial loans are secured by real estate and thus carry a lower risk than traditional commercial and industrial loans.  The consumer loan segment consists primarily of installment loans (direct and indirect) and overdraft lines of credit connected with customer deposit accounts.

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

The evaluation of the need and amount of the allowance for impaired loans and whether a loan can be removed from impairment status is made on a quarterly basis.  The Company's policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following tables present impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of December 31, 2011 and June 30, 2011.  The average recorded investment and interest income recognized is presented for the three and six month periods ended December 31, 2011.

	As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)

With no related allowance recorded:
Residential mortgage
One-to-four family	$10,782	$11,265	$-
Home equity	2,866	3,036	-
Commercial real estate	2,713	2,728	-
Construction			-
One-to-four family occupied	-	-	-
Other	-	-	-
Commercial and industrial	343	343	-
	16,704	17,372	-
With an allowance recorded:
Residential mortgage
One-to-four family	3,106	3,413	212
Home equity	1,099	1,464	276
Commercial real estate	459	459	35
Construction
One-to-four family occupied	1,940	1,940	85
Other	1,028	1,007	149
Commercial and industrial	740	740	127
	8,372	9,023	884
Total: (1)
Residential mortgage
One-to-four family	13,888	14,678	212
Home equity	3,965	4,500	276
Commercial real estate	3,172	3,187	35
Construction
One-to-four family occupied	1,940	1,940	85
Other	1,028	1,007	149
Commercial and industrial	1,083	1,083	127
	$25,076	$26,395	$884

(1) As of December 31, 2011, impaired loans listed above included $15.0 million of loans previously modified in debt restructurings and as such are considered impaired under TDRs.  As of December 31, 2011, $10.0 million of these loans have been performing in accordance with their modified terms for an extended period of time and as such removed from non-accrual status and considered performing.

	Three months ended		Six months ended
	December 31, 2011		December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In Thousands)

With no related allowance recorded:
Residential mortgage
One-to-four family	$10,710	$67	$8,807	$168
Home equity	2,836	36	1,970	67
Commercial real estate	3,134	18	3,165	57
Construction
One-to-four family occupied	-	-	-	-
Other	-	-	-	-
Commercial and industrial	409	3	243	4
	17,089	124	14,185	296
With an allowance recorded:
Residential mortgage
One-to-four family	4,086	16	2,198	38
Home equity	1,182	-	943	2
Commercial real estate	459	13	229	13
Construction
One-to-four family occupied	970	21	970	42
Other	1,997	-	1,027	-
Commercial and industrial	747	7	620	7
	9,441	57	5,987	102
Total:
Residential mortgage
One-to-four family	14,796	83	11,005	206
Home equity	4,018	36	2,913	69
Commercial real estate	3,593	31	3,394	70
Construction
One-to-four family occupied	970	21	970	42
Other	1,997	-	1,027	-
Commercial and industrial	1,156	10	863	11
	$26,530	$181	$20,172	$398

	As of June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In Thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$6,833	$7,671	$-
Home equity	1,074	1,267	-
Commercial real estate	3,618	3,633	-
Commercial and industrial	142	142	-
	11,667	12,713	-
With an allowance recorded:
Residential mortgage
One-to-four family	1,290	1,357	113
Home equity	786	1,031	149
Construction
Other	1,027	1,014	323
Commercial and industrial	500	500	100
	3,603	3,902	685
Total:
Residential mortgage
One-to-four family	8,123	9,028	113
Home equity	1,860	2,298	149
Commercial real estate	3,618	3,633	-
Construction
Other	1,027	1,014	323
Commercial and industrial	642	642	100
	$15,270	$16,615	$685

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

The following tables present the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of December 31, 2011 and June 30, 2011:

As of December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Commercial real estate	$28,078	$895	$2,650	$-	$35	$31,658
Construction
One-to-four family owner occupied	3,207	-	1,855	-	85	5,147
Other	3,898	-	-	858	149	4,905
Commercial and Industrial	8,526	192	211	921	127	9,977

Total	$43,709	$1,087	$4,716	$1,779	$396	$51,687

As of June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In Thousands)
Commercial real estate	$28,017	$900	$3,144	$474	$-	$32,535
Construction
One-to-four family owner occupied	7,113	-	-	-	-	7,113
Other	306	-	4,726	704	323	6,050
Commercial and Industrial	8,220	327	264	401	99	9,311

Total	$43,656	$1,227	$8,134	$1,579	$422	$55,018

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables represent the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of December 31, 2011 and June 30, 2011:

As of December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In Thousands)
Residential Mortgage
One-to-four family	$1,667	1,337	9,201	12,205	$132,109	$144,314	$8,757	$981
Home equity	778	720	1,246	2,744	47,387	50,131	789	869
Commercial real estate	1,083	-	1,995	3,078	28,580	31,658	2,360	-
Construction
One-to-four family owner occupied	-	-	-	-	5,147	5,147	-	-
Other	-	-	1,028	1,028	3,877	4,905	1,028	-
Commercial and industrial	300	-	947	1,247	8,730	9,977	947	-
Consumer	5	-	-	5	1,210	1,215	-	-
Total	$3,833	$2,057	$14,417	$20,307	$227,040	$247,347	$13,881	$1,850

As of June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In Thousands)
Residential Mortgage
One-to-four family	$2,896	501	8,065	11,462	$137,761	$149,223	$8,317	$1,369
Home equity	594	42	1,315	1,951	48,288	50,239	950	934
Commercial real estate	1,856	-	1,628	3,484	29,051	32,535	3,132	-
Construction
One-to-four family owner occupied	-	-	-	-	7,113	7,113	-	-
Other	-	-	1,027	1,027	5,032	6,059	1,027	-
Commercial and industrial	165	-	642	807	8,504	9,311	642	-
Consumer	7	6	-	13	928	941	2	-
Total	$5,518	$549	$12,677	$18,744	$236,677	$255,421	$14,070	$2,303

In addition to internal reviews, the Savings Bank utilizes an external consultant to perform a stress test of its loan portfolio, at least annually, and the results are reviewed in conjunction with the overall evaluation of the adequacy of the allowance.

Allowance for Loan Losses

The following tables summarize the allowance for loan losses, by the portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2011 and June 30, 2011.  The activity in the allowance for loan losses is presented for the three and six month periods ended December 31, 2011 (in thousands):

	As of December 31, 2011
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$1,637	$337	$393	$270	$14	$12	2,663
Ending balance: individually evaluated for impairment	$488	$35	$234	$127	$-	$-	$884
Ending balance: collectively evaluated for impairment	$1,149	$302	$159	$143	$14	$12	$1,779

Loans receivables:
Ending balance	$194,445	$31,658	$10,052	$9,977	$1,215	$-	$247,347
Ending balance: individually evaluated for impairment	$17,853	$3,172	$2,968	$1,083	$-	$-	$25,076
Ending balance: collectively evaluated for impairment	$176,592	$24,486	$7,084	$8,894	$1,215	$-	$222,271

	As of June 30, 2011
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan
losses:
Ending Balance	$1,130	$303	$514	$211	$12	$2,170
Ending balance: individually evaluated for impairment	$262	$-	$323	$100	$-	$685
Ending balance: collectively evaluated for impairment	$868	$303	$191	$111	$12	$1,485

Loans receivables:
Ending balance	$199,462	$32,535	$13,172	$9,311	$941	$255,421
Ending balance: individually evaluated for impairment	$9,983	$3,618	$1,027	$642	$-	$15,270
Ending balance: collectively evaluated for impairment	$189,479	$28,917	$12,145	$8,669	$941	$240,151

	Three Months Ended December 31, 2011
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,702	$350	$461	$225	$13	$-	$2,751
Charge-offs	(462)	-	-	-	(1)	-	(463)
Recoveries	-	-	-	-	-	-	-
Provisions	397	(13)	(68)	45	2	12	375
Ending balance	$1,637	$337	$393	$270	$14	$12	$2,663

	Six Months Ended December 31, 2011
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,130	$303	$514	$211	$12	$-	$2,170
Charge-offs	(484)	-	-	-	(11)	-	(495)
Recoveries	-	-	-	-	-	-	-
Provisions	991	34	(121)	59	13	12	988
Ending balance	$1,637	$337	$393	$270	$14	$12	$2,663

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

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $15.0 million and $15.5 million at December 31, 2011 and June 30, 2011, respectively.  The majority of the Savings Bank TDRs are on accrual status.  TDRs on accrual status were $10.0 million and $12.3 million at December 31, 2011 and June 30, 2011, while TDRs on non-accrual status were $5.0 million and $3.2 million at these respective dates.  At December 31, 2011 and June 30, 2011, the allowance for loan losses included specific reserves of $54,000 and $145,000 related to TDRs respectively.

The following table summarizes by class loans modified in troubled debt restructurings during the six month period ended December 30, 2011.  There were no loans modified in troubled debt restructurings during the three months ended December 31, 2011. The Company had four loans modified in troubled debt restructuring during the six month period ended December 31, 2011. Two of the loans were restructured as interest only for a one year period, while the remaining two loans were re-amortized, one over thirty years, the other over forty years.

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	4	$1,334	$1,334

Total	4	$1,334	$1,334

The following table summarizes loans modified in troubled debt restructuring during the previous 12 months and for which there was a subsequent payment default during the six months ended December 31, 2011.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	4	$1,994	$2,015
Commercial and industrial	1	205	205

Total	5	$2,199	$2,220

Note 8 - Securities Held to Maturity

The amortized cost of securities held to maturity and their estimated fair values as of December 31, 2011 and June 30, 2011, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011	(In Thousands)

U.S U.S. Government Agencies:
Due after one year to five years	$3,000	$12	$-	$3,012
Due after five through ten years	2,019	7	-	2,026
Due after ten years	53,004	521	3	53,522

	58,023	540	3	58,560

Mortgage-backed securities	6,253	244	-	6,497

	$64,276	$784	$3	$65,057

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2011	(In Thousands)

U.S U.S. Government Agencies:
Due after five years through ten years	$9,020	$-	$84	$8,936
Due after ten years	31,246	200	303	31,143

	40,266	200	387	40,079

Mortgage-backed securities	1,427	96	—	1,523

	$41,693	$296	$387	$41,602

All mortgage-backed securities at December 31, 2011 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and estimated fair value of securities held to maturity at December 31, 2011 and June 30, 2011, as shown above, are reported by contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of trading securities or securities held to maturity during the three and six months ended December 31, 2011 or 2010.  At December 31, 2011 and June 30, 2011, securities held to maturity with a fair value of approximately $833,000 and $1,094,0000, respectively, were pledged to secure public funds on deposit.

The following tables set forth the gross unrealized losses and estimated fair value of securities in an unrealized loss position as of December 31, 2011 and June 30, 2011, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In Thousands)
December 31, 2011:
U.S. Government agencies	$4,000	$3	$-	$-	$4,000	$3

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In Thousands)
June 30, 2011:
U.S. Government agencies	$29,859	$387	$—	$—	$29,859	$387

Management concluded that the unrealized losses above (which related to one U.S. Government agency bond as of December 31, 2011 and to nine U.S. Government agency bonds as of June 30, 2011) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized an other-than-temporary impairment loss on these securities.  The Company did not have any mortgage-backed securities in an unrealized loss position as of December 31, 2011 or June 30, 2011.

Note 9 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Service cost	$17	$17	$34	$34
Interest cost	23	17	46	34
Amortization of unrecognized gain	3	(2)	6	(4)
Amortization of past service liability	3	3	6	6
	$46	$35	$92	$70

As of December 31, 2011, the Company expects to contribute $37,000 to the plans for the remainder of the fiscal year.

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

On October 12, 2010, the Company announced the Board of Directors had authorized a sixth stock repurchase program pursuant to which the Company intended to repurchase the balance of shares that were still outstanding from the fifth stock repurchase program.  Under this program, the Company intended to repurchase up to 28,708 shares.  As of December 31, 2010, the date of this program’s expiration, the Company repurchased 6,065 shares authorized under this repurchase program at a cost of $37,000 or $6.06 per share.

On March 3, 2011, the Company announced the Board of Directors had authorized a seventh repurchase program pursuant to which the Company intended to repurchase the balance of shares that were still outstanding from the sixth stock repurchase program which expired on  December 31, 2010.  Under this program, the Company intended to repurchase up to 22,643 shares.  As of June 30, 2011, the Company repurchased 7,600 shares authorized under this repurchase program at a cost of $44,000 or $5.74 per share.

On June 20, 2011, the Company announced the Board of Directors had authorized an eighth stock repurchase program pursuant to which the Company intended to repurchase the balance of shares that were still outstanding from the seventh stock repurchase program.  Under this program, the Company intended to repurchase up to 15,043 shares.  For the three months ended September 30, 2011, the Company repurchased 1,699 shares authorized under the seventh repurchase program at a cost of $9,000 or $5.50 per share.

On September 12, 2011, the Company announced the Board of Directors had authorized a ninth stock repurchase program pursuant to which the Company intended to repurchase the balance of shares that were still outstanding from the eighth stock repurchase program.  Under this program, the Company intended to repurchase up to 13,344 shares.  On October 27, 2011, the Company repurchased 13,344 shares authorized under this repurchase program at a cost of $67,000 or $5.05 per share.

On November 9, 2011, the Company announced the Board of Directors had authorized a tenth stock repurchase program pursuant to which the Company intends to repurchase up to an additional 5%, or 103,005 shares.  As of February 10, 2012, the Company repurchased 63,668 shares authorized under this repurchase program.

As of December 31, 2011 the Company repurchased 56,724 shares authorized under the tenth repurchase program.  During the six months ended December 31, 2011, an aggregate of 71,767 shares were repurchased under the aforementioned plans at a cost of $374,000 or $5.21 per share.

Note 11 – Dividends on Common Stock

The MHC has waived its right, upon the non-objection of the Board of Governors of the Federal Reserve System, to receive cash dividends declared on the 3,091,344 shares of Company common stock that it owned during the three and six months ended December 31, 2011.  Such dividends amounted to approximately $92,000 and $185,000 during the three and six months ended December 31, 2011, respectively.  As of December 31, 2011, the aggregate amount of dividends waived by the MHC was approximately $1,532,000.

Note 12 – Recent Accounting Pronouncements

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

              In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies.

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

Comparison of Financial Condition at December 31, 2011 and June 30, 2011

General. Total assets were $350.4 million at December 31, 2011, compared to $349.5 million at June 30, 2011, an increase of $897,000.  During the six month period ended December 31, 2011,  securities held to maturity increased by $22.6 million, while cash and cash equivalents decreased by $12.5 million and loans receivable, net of allowance for loan losses decreased by $8.6 million.  The decrease in loans receivable, net, was primarily due to loan payments exceeding new loan originations.    Deposits increased by $915,000 or 0.3%, while advances from the Federal Home Loan Bank of NY remained the same at December 31, 2011 and June 30, 2011.

Total assets increased by $897,000 between periods, while total liabilities increased by $818,000, and the ratio of average interest-earning assets to average-interest bearing liabilities increased to 108.83% for the six months ended December 31, 2011 as compared to 107.25% for year ended June 30, 2011.  Stockholders’ equity increased by $79,000 to $40.8 million at December 31, 2011 compared to $40.7 million at June 30, 2011.

Loans. Loans receivable, net, declined $8.6 million, or 3.3% from $253.3 million at June 30, 2011 to $244.7 million at December 31, 2011. As a percentage of assets, loans decreased to 70.0% from 72.5%. The Savings Bank’s commercial and industrial loan portfolio grew by $664,000 or 7.1%, as did the deposit account loan portfolio by $295,000 or 60.1% between June 30, 2011 and December 31, 2011.  One-to-four family loans decreased $4.9 million or 3.3%, construction loans decreased by $3.1 million or 18.7%, commercial real estate loans decreased by $874,000 or 2.7%, and home equity loans decreased by $108,000 or 0.2%, and automobile, overdraft and personal loans which decreased by $12,000 or 5.1%, $8,000 or 4.1%, and $1,000 or 5.0%, respectively, between June 30, 2011 and December 31, 2011.

Securities. Our portfolio of securities held to maturity was at $64.3 million at December 31, 2011 as compared to $41.7 million at June 30, 2011. Maturities, calls and principal repayments during the six months ended December 31, 2011 totaled $17.4 million.  We purchased $40.0 million of new securities during the six months ended December 31, 2011.

Deposits. Total deposits at December 31, 2011 were $287.1 million, a $915,000 increase as compared to $286.2 million at June 30, 2011.  Certificate of deposit accounts increased by $1.3 million, as did demand accounts, in the aggregate by $763,000, while savings and club accounts decreased by $1.1 million.

Borrowings. Total borrowings at December 31, 2011 and June 30, 2011 amounted to $20.0 million.  The Bank did not make any long term borrowings during the six months ended December 31, 2011 and did not have short-term borrowings at December 31, 2011 and June 30, 2011.

Equity. Stockholders’ equity was $40.8 million at December 31, 2011 compared to $40.7 at June 30, 2011. Treasury stock increased by $374,000 due to repurchases.  Other changes in equity were due to $335,000 in net income, $7,000 in other comprehensive income, $48,000 in ESOP shares earned and $172,000 in stock based compensation, offset by the declaration of $109,000 in minority cash dividends declared on our common stock.

Comparison of Operating Results for the Three Months and Six Months Ended December 31, 2011 and 2010

General. Our net income for the three months ended December 31, 2011 was $224,000, compared to net income of $120,000, for the three months ended December 31, 2010, an increase of $104,000 or 86.7%.  This was primarily the result of a decrease in non-interest expense, offset by a decrease in net interest income and an increase in the provision for loan losses.  Net interest income for the three months ended December 31, 2011 decreased $80,000 compared to the three months ended December 31, 2010.  The provision for loan losses reflected an increase of $25,000 to $375,000 for the three month period ended December 31, 2011, compared to $350,000 for the three month period ended December 31, 2010.  Non-interest income reflected a decrease of $16,000 or 8.5%, to $173,000 for the three months ended December 31, 2011 compared to $189,000 for the three months ended December 31, 2010.  Non-interest expense decreased by $308,000 or 13.0% to $2.1 million for the three months ended December 31, 2011 compared to $2.4 million for the three months ended December 31, 2010.

Our net income was $335,000 for both six month periods ended December 31, 2011 and December 31, 2010.  Net interest income for the six months ended December 31, 2011 was $5.4 million compared to $5.5 million for the six months ended December 31, 2010, a decrease of $99,000 or 1.8%.  The provision for loan losses increased $163,000 or 19.8% to $988,000 for the six months ended December 31, 2011, compared to $825,000 for the six months ended December 31, 2010.  Non-interest income decreased by $129,000 or 28.9% from $446,000 for the six months ended December 31, 2010 to $317,000 for the six moths ended December 31, 2011.  Non-interest expense decrease $401,000 or 8.9% to $4.1 million for the six months ended December 31, 2011, compared to $4.5 million for the six month period ended December 31, 2010.

Net Interest Income. Net interest income decreased $80,000 or 2.9% for the three month period ended December 31, 2011, compared to the three months ended December 31, 2010.  Interest income decreased by $277,000 or 7.2%, and interest expense decreased by $197,000 or 18.3%, for the same three month comparative period.

The decrease of $277,000 or 7.2% in total interest income for the three months ended December 31, 2011, resulted from a 33 basis point decrease in yield and a 0.3% decrease in average balance of interest-earning assets.  Average interest earning assets decreased $1.1 million, to $317.7 million for the three months ended December 31, 2011, compared to $318.8 million for the three months ended December 31, 2010.  Interest income on loans decreased by $364,000 or 10.8% for the three months ended December 31, 2011, compared to the same period in 2010 primarily due to a 22 basis point reduction in average yield and a $17.9 million or 6.7% decrease in average loan balances.  Interest on securities held to maturity increased by $97,000 or 23.0% for the three months ended December 31, 2011, compared to the three months ended December 31, 2010, as a result of a $16.4 or 35.2% million increase in average balance, offset by a 33 basis point reduction in average yield.  Other interest income reflected a slight decrease of $10,000 or 32.2% in interest income primarily due to a 78 basis point decrease in average yield offset by an average balance increase of $432,000 for the three month period ended December 31, 2011 compared to the same period ended December 31, 2010.

Total interest expense decreased by $197,000 or 18.3% for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. Average interest-bearing liabilities decreased $4.9 million or 1.6%, from $296.6 million for the three months ended December 31, 2010, to $291.7 million for the three months ended December 31, 2011, as did the average rate paid which decreased by 25 basis points from 1.46% to 1.21%, for the respective periods.  Interest expense on deposits decreased by $197,000 or 21.7% for the three months ended December 31, 2011, compared to the three months ended December 31, 2010, as a result of a $4.9 million or 1.8% decrease in average interest-bearing deposits from $276.6 million to $271.7 million and a 26 basis point reduction in average rate form 1.31% to 1.05%, for the respective periods.  Time deposit average balances decreased $4.3 million or 3.3%, as did average savings deposit balances by $3.2 million or 2.8%, while NOW average balances increased by $2.6 million or 8.9% for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.  Savings deposit average rates decreased by 32 basis points, as did the average rates on time deposits and NOW accounts by 22 and 16 basis points, respectively, for the three months ended December 31, 2011, compared to the three months ended December 31, 2010.  Federal Home Loan Bank advance average balances were $20.0 million for both three month periods ended December 31, 2011 and December 31, 2010, as was the average rate of 3.44% for the same three month comparative periods.

Net interest income decreased $99,000 or 1.8% for the six months ended December 31, 2011, from $5.5 million for the six months ended December 31, 2010.  Interest income decreased by $569,000 or 7.4%, and interest expense decrease by $470 million or 20.8% for the six month period ended December 31, 2011, compared to the six month period ended December 31, 2010.

The decrease of $569,000 or 7.4% in interest income for the six months ended December 31, 2011 resulted from a $3.7 million decrease in average earning assets and a 30 basis point decrease in yield to 4.52%, compared to the six months ended December 31, 2010.  Interest income on loans decreased by $705,000 or 10.3% for the six months ended December 31, 2011, compared to the six months ended December 31, 2010.  Average loan receivable balances decreased $17.2 million or 6.4% to $250.6 million for the six months ended December 31, 2011, compared to $267.8 million for the six months ended December 31, 2010, while the average yield declined to 4.89% from 5.09%.  Interest income on securities held to maturity increased $150,000 or 17.6% for the six months ended December 31, 2011, compared to the six months ended December 31, 2010, due to a $14.7 million increase in average balances from $45.1 million for the six months ended December 31, 2010 to $59.8 million for the six months ended December 31, 2011, while the average yield declined 42 basis points from 3.78% to 3.36% for the same six month comparative periods.  Interest income on other interest-earning assets decreased by $14,000 or 24.1% for the six month period ended December 31, 2011, compared to the same six month period in 2010 as the average yield declined by 18 basis points to 1.29% and average other interest earning-asset balances decreased $1.0 million or 13.9%.

The $470,000 or 24.5% decrease in interest expense for the six months ended December 31, 2011, compared to the six months ended December 31, 2010, was primarily due to a decrease of $9.2 million in average interest-bearing liabilities balances and an average rate decrease of 28 basis points to 1.23%.  Interest expense on deposits decreased by $470,000 or 24.5% for the six months ended December 31, 2011, compared to the six months ended December 31, 2010, as a result of a $9.3 million or 3.3% decrease in average interest-bearing deposits from $300.7 million to $291.4 million and a 26 basis point reduction in average rate from 1.51% to 1.23%, for the respective periods.  NOW account average balances increased by $2.7 million or 8.9% for the six month period ended December 31, 2011 compared to the six months ended December 31, 2010, while time deposit and savings average balances decreased by $6.9 million and $5.0 million, or 5.3% and 4.2%, respectively, for the same comparative period. The average rates on savings, time deposits and NOW accounts decreased by 34 basis points, 26 basis points and 16 basis points, respectively, for the six months ended December 31, 2011, compared to the same six month period ended December 31, 2010.  Federal Home Loan Bank advance average balances were $20.0 million for both six month periods ended December 31, 2011 and December 31, 2010, as was the average rate of 3.45% for same six month comparative periods.

Provision for Loan Losses. For the three month period ended December 31, 2011, a $375,000 provision for loan losses was made, whereas a $350,000 provision was made for the same period in 2010.  There were charge-offs of $463,000 for the three months ended December 31, 2011, compared to $34,000 of charge-offs for the three months ended December 31, 2010.  There were no recoveries of previously charged-off loans in either of the three month periods ended December 31, 2011 or December 31, 2010.  For the six month period ended December 31, 2011, a $988,000 provision was made as compared to a $825,000 provision for the same period in 2010. There were charge-offs of $495,000 for the six month period ended December 31, 2011, compared to charge-offs of $267,000 for the six month period ended December 31, 2010.  There were no recoveries of previously charged-off loans in either of the six month period ended December 31, 2011 and December 31, 2010.  The allowance for loan losses totaled $2.7 million, $2.2 million and $3.1 million, respectively, at December 31, 2011, June 30, 2011 and December 31, 2010, representing 1.1%, 0.8% and 1.2%, respectively, of total loans.  The ratio of non-performing loans to total loans was 6.3% at December 31, 2011, as compared to 6.3% at June 30, 2011 and 6.1% at December 31, 2010.  The allowance for loan losses reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate based on both qualitative and quantitative risk characteristics.  The increase in the provision was primarily due to the increase in non-performing loans and the current economic environment.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of the bank owned life insurance and any unrealized gain or loss on trading securities.

Non-interest income decreased by $16,000 or 8.5% to $173,000 for the three months ended December 31, 2011 from $189,000 for the three months ended December 31, 2010, primarily due to a $19,000 or 18.8% reduction in fees and service charges and a $4,000 unrealized gain on the Company’s trading security portfolio for the three months ended December 31, 2011 compared to a $13,000 unrealized gain for the three months ended December 31, 2010.  Other non-interest fee income increased by $10,000 or 38.5% during the three months ended December 31, 2011, as did income from bank owned life insurance by $2,000 or 4.1% for the same period.  Total non-interest income decreased $129,000 or 29.9% from $446,000 for the six months ended December 31, 2010 to $317,000 for the six months ended

December 31, 2011, primarily due to a $78,000 investment security prepayment penalty fee that was realized in the prior year period only and an $11,000  unrealized loss on trading securities in the Company’s trading security portfolio during the current period as compared to an $18,000 unrealized gain in the prior year period.  In addition, other non-interest fee income increased by $10,000 or 19.2%, as did income from bank owned life insurance by $3,000 or 3.1% for the same comparative period.

Non-Interest Expenses. Total non-interest expenses decreased by $308,000 or 13.0% to $2.1 million for the three months ended December 31, 2011, compared to $2.4 million the three months ended December 31, 2010.  Other non-interest expense decreased by $193,000 or 43.3%, as did FDIC insurance by $52,000 or 40.9%, occupancy and equipment expense by $43,000 or 10.2%, salaries and employee benefits expense by $27,000 or 2.7% and advertising expense by $4,000 or 7.7%, while directors’ compensation increased by $5,000 or 4.5%, as did professional services by $5,000 or 4.2% and service bureau fees by $1,000 or 0.9% for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.  The decrease in other non-interest expense was primarily attributable to a decrease in other real estate owned expense and other non-operating expenses.  The decrease in FDIC insurance was attributable to the revised regulatory methodology used in calculating quarterly assessments that went into effect beginning with the April 30, 2011 assessment period. The decrease in occupancy expense was primarily attributable to a reduction in property taxes as the result of an adjustment that took place in the prior year.  The decrease in salaries and employee benefits expense was primarily due to a decrease in the number of employees and related salary expense, which was offset by an increase in employee benefit expense, while the decrease in advertising expense was due to a reduction in spending.  The increase in directors’ compensation expense was due to an increase in compensation, while the increase in professional services was primarily due to an increase in consulting expense.

Our non-interest expense for the six months ended December 31, 2011, decreased $401,000 or 8.9% to $4.1 million from $4.5 million for the six months ended December 31, 2010. Other non-interest expense decreased by $292,000 or 40.1% for the six months ended December 31, 2011 compared to the six months ended December 31, 2010.  The decrease in other non-interest expense was primarily attributable to a decrease in other real estate owned expenses and other non-operating expenses.  FDIC assessment expense decreased by $105,000 or 41.5%, as did advertising expense by $22,000 or 18.6%, occupancy and equipment expense by $18,000 or 2.2%, and salaries and employee benefits expense by $11,000 or 0.6% for the six months ended December 31, 2011, compared to the six months ended December 31 2010.  Professional services expense increased by $26,000 or 11.0%, as did directors’ compensation by $11,000 or 5.0% and service bureau fees by $10,000 or 4.9% for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.   The decrease in FDIC insurance was attributable to the revised regulatory methodology used in calculating quarterly assessments that went into effect beginning with the April 30, 2011 assessment period.  The decrease in advertising expense was due to a reduction in spending, while the decrease in occupancy and equipment expense was related to a decrease in depreciation expense, while the decrease in salary and employee expense was primarily due to a reduction in the number of employees and related salary expense, which was offset by an increase in employee benefit expense, for the six months ended December 31, 2011 compared to the six months ended December 31, 2010.

Income Taxes. Income tax expense for the three months ended December 31, 2011 was $182,000 or 44.8% of income before income taxes as compared to $99,000 or 45.2% of income before income taxes for the three months ended December 31, 2010. Income tax expense for the six months ended December 31, 2011 was $240,000 or 41.7% of income before income taxes as compared to $230,000 or 40.7% of income before income taxes for the six months ended December 31, 2010.

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

Senior management is responsible for managing our overall liquidity position and risk and is responsible for ensuring that our liquidity needs are being met on both a daily and long term basis. The Financial Review Committee, comprised of senior management and chaired by President and Chief Executive Officer Michael Shriner, is responsible for establishing and reviewing our liquidity procedures, guidelines, and strategy on a periodic basis.

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

At December 31, 2011, the Savings Bank had outstanding commitments to originate loans of $1.1 million, construction loans in process of $2.9 million, unused lines of credit of $23.0 million (including $17.9 million for home equity lines of credit), and standby letters of credit of $371,000. Certificates of deposit scheduled to mature in one year or less at December 31, 2011, totaled $71.8 million.

As of September 30, 2011, the Savings Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Savings Bank generates cash through deposits and/or borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required.  At December 31, 2011, the total loans to deposits ratio was 85.2%. At December 31, 2011, the Savings Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $78.7 million, of which $20.0 million was outstanding. As of December 31, 2011, the Savings Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Savings Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2011, the Savings Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2011. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at December 31, 2011 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended December 31, 2011.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2011	13,344	$5.05	13,344	-
November 1 through 31, 2011	39,208	5.32	39,208	63,797
December 1 through 30, 2011	17,516	5.05	17,516	46,281
Total	70,068	$5.20	70,068

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSB FINANCIAL CORP.
(Registrant)

Date February 14, 2012	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date February 14, 2012	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer