Form 10-Q
period 2012-03-31
MSB FINANCIAL CORP.
filed 2012-05-14
CIK 1374783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 8, 2012:

$0.10 par value common stock 5,085,792 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at March 31, 2012 and June 30, 2011	2

	Consolidated Statements of Income and Comprehensive Income for the
	Three and Nine Months Ended March 31, 2012 and 2011	3

	Consolidated Statements of Cash Flows for the Nine Months
	Ended March 31, 2012 and 2011	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2:	Management’s Discussion and Analysis of	32
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4:	Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	39

Item 1A:	Risk Factors	39

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3:	Defaults Upon Senior Securities	39

Item 4:	Mine Safety Disclosures	40

Item 5:	Other Information	40

Item 6:	Exhibits	40

SIGNATURES		41

CERTIFICATIONS

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	March 31,	June 30,
	2012	2011
	(Dollars in thousands, except per share amount)

Cash and due from banks	$12,264	$22,117
Interest-earning demand deposits with banks	8,339	8,859

Cash and Cash Equivalents	20,603	30,976

Trading securities	58	60
Securities held to maturity (fair value of $61,712 and $41,602, respectively)	61,178	41,693
Loans receivable, net of allowance for loan losses of $2,874 and $2,170, respectively	243,669	253,251
Other real estate owned	350	861
Premises and equipment	9,542	9,838
Federal Home Loan Bank of New York stock, at cost	1,384	1,384
Bank owned life insurance	6,064	5,913
Accrued interest receivable	1,409	1,334
Other assets	3,573	4,149

Total Assets	$347,830	$349,459

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$16,709	$17,494
Interest bearing	267,760	268,681

Total Deposits	284,469	286,175

Advances from Federal Home Loan Bank of New York	20,000	20,000
Advance payments by borrowers for taxes and insurance	29	177
Other liabilities	2,359	2,427

Total Liabilities	306,857	308,779

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,086,792 and 5,166,503 shares outstanding, respectively	562	562
Paid-in capital	24,144	23,940
Retained earnings	22,246	21,880
Unallocated common stock held by ESOP (113,817 and 126,463 shares, respectively)	(1,138)	(1,265)
Treasury stock, at cost, 533,833 and 454,122 shares, respectively	(4,759)	(4,345)
Accumulated other comprehensive loss	(82)	(92)

Total Stockholders’ Equity	40,973	40,680

Total Liabilities and Stockholders’ Equity	$347,830	$349,459

See notes to consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Interest Income:
Loans receivable, including fees	$2,876	$3,314	$8,989	$10,132
Securities held to maturity	471	437	1,474	1,290
Other	23	25	67	83
Total Interest Income	3,370	3,776	10,530	11,505

Interest Expense
Deposits	617	838	2,067	2,758
Borrowings	170	169	515	514
Total Interest Expense	787	1,007	2,582	3,272

Net Interest Income	2,583	2,769	7,948	8,233

Provision for Loan Losses	471	400	1,459	1,225

Net Interest Income after Provision for Loan Losses	2,112	2,369	6,489	7,008

Non-Interest Income
Fees and service charges	80	100	245	378
Income from bank owned life insurance	50	48	151	146
Unrealized gain (loss) on trading securities	9	(1)	(2)	17
Other	21	21	83	73
Total Non-Interest Income	160	168	477	614

Non-Interest Expenses
Salaries and employee benefits	932	971	2,874	2,924
Directors compensation	130	112	361	332
Occupancy and equipment	351	447	1,138	1,252
Service bureau fees	117	94	333	300
Advertising	43	45	139	163
FDIC assessment	74	133	222	386
Professional services	106	135	368	371
Other	209	266	646	995
Total Non-Interest Expenses	1,962	2,203	6,081	6,723

Income before Income Taxes	310	334	885	899
Income Taxes	116	127	356	357
Net Income	194	207	529	542
Amortization component of net periodic pension cost,
net of tax	3	-	10	1

Total Comprehensive Income	$197	$207	$539	$543
Weighted average number of shares of common stock
outstanding - basic and diluted	4,973	5,041	5,010	5,041
Earnings per common share - basic and diluted	$0.04	$0.04	$0.11	$0.11
Dividends declared per common share	$0.03	$0.03	$0.12	$0.12
See notes to consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended March 31,
	2012	2011
	(In thousands)
Cash Flows from operating activities:
Net Income	$529	$542
Adjustments to reconcile net income to net
cash provided by operating activities:
Net accretion of securities discounts and deferred loan fees and costs	(109)	(50)
Depreciation and amortization of premises and equipment	452	490
Stock based compensation and allocation of ESOP stock	331	345
Provision for loan losses	1,459	1,225
(Gain) loss on sale of other real estate owned	(9)	71
Income from bank owned life insurance	(151)	(146)
Unrealized (gain) loss on trading securities	2	(17)
Increase in accrued interest receivable	(75)	(131)
Decrease (increase) decrease in other assets	576	(309)
(Decrease) increase in other liabilities	(58)	198
Net Cash Provided by Operating Activities	2,947	2,218

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(53,970)	(21,247)
Maturities, calls and principal repayments	34,514	21,954
Net decrease in loans receivable	7,853	6,816
Purchase of premises and equipment	(156)	(70)
Proceeds from the sale of other real estate owned	870	1,557
Net Cash Provided by (Used in) Investing Activities	(10,889)	9,010

Cash Flows from Financing Activities:
Net decrease in deposits	(1,706)	(9,925)
Decrease in advance payments by borrowers for taxes and insurance	(148)	(181)
Dividends paid to minority shareholders	(163)	(164)
Purchase of treasury stock	(414)	(67)
Net Cash Used in Financing Activities	(2,431)	(10,337)

Net increase (decrease) in Cash and Cash Equivalents	(10,373)	891
Cash and Cash Equivalents – Beginning	30,976	21,144
Cash and Cash Equivalents – Ending	$20,603	$22,035

Supplementary Cash Flows Information
Interest paid	$2,577	$3,271
Income taxes paid	$41	$392
Loan receivable transferred to other real estate owned	$350	$930

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

A Registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Savings Bank’s newly established Employee Stock Ownership Plan (“ESOP”). Net proceeds of the offering totaled approximately $24.5 million. Concurrent with closing of the offering, the MHC received 3,091,344 shares of Company stock in exchange for the 10,000 shares previously owned by the MHC. The MHC is the majority stockholder of the Company owning 60.77% of the outstanding common stock at March 31, 2012.

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at March 31, 2012 and June 30, 2011 and for the three and nine months ended March 31, 2012 and 2011. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

Note 4 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, exclusive of the unallocated shares held by the Employee Stock Ownership Plan (“ESOP”) and unvested shares of restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings per share did not differ from basic earnings per share for the three and nine months ended March 31, 2012 and 2011, as the 275,410 weighted average number of outstanding stock options were all anti-dilutive.

Note 5 – Stock Based Compensation

On March 10, 2008 the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan. This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the shares at the grant date. The grant date fair value of the options was estimated to be $2.99 per share based on the Black-Scholes option pricing model. Options are exercisable for 10 years from date of grant.  At March 31, 2012, stock based compensation expense not yet recognized in income amounted to $213,000 which is expected to be recognized over a weighted average remaining period of 1.1 years.  The Company recognized stock based compensation expense related to these awards of $41,000 and $123,000 for the three and nine month periods ended March 31, 2012 and 2011, respectively.

On November 9, 2009 the Company’s stockholders approved an Amendment to the 2008 Stock Compensation and Incentive Plan. The primary purpose of the Amendment to the 2008 Plan was to increase the number of shares of Company common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of restricted stock awards.  Such restricted stock awards may be granted to officers, employees and directors of the Company or its subsidiary, the Savings Bank. On November 24, 2009, the Company re-purchased 110,164 shares of the Company common stock for an aggregate purchase price of $932,000.  On December 14, 2009, the Board of Directors granted the 110,164 shares to certain employees and directors.  The restricted stock awards are to be vested over a five year period and expensed over that time based on the fair value of the Company’s common stock at the date of grant.  During the three and nine month periods ended March 31, 2012, the Company recognized stock based compensation expense related to these awards of $45,000 and $135,000, with tax benefits of $18,000 and $54,000, respectively.  As of March 31, 2012, $486,000 in stock based compensation expense related to these awards remains to be recognized.

Note 6 - Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and to determined fair value disclosures.

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

GAAP requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, GAAP establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2012 and June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Trading securities	$58	$—	$—	$58

	June 30, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Trading securities	$60	$—	$—	$60

Securities classified as trading securities are reported at fair value utilizing Level 1 inputs. For these securities, the Company arrives at the fair value based upon the quoted market price at the close of business on the last business day on or prior to the statement of financial position date.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summaries those assets measured at fair value on a non-recurring basis as of March 31, 2012 and June 30, 2011:

	March 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$9,407	$9,407

	June 30, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$2,918	$2,918

For Level 3 assets measured at fair value on non-recurring basis as of March 31, 2012, the significant unobservable inputs used in fair value measurements were as follows:

	Fair Value	Valuation	Unobservable	Range (Weighted)
	Estimate	Techniques	Input	Average)
(Dollars in thousands)

Impaired loans	$9,407	Appraisal of	Appraisal
		collateral	adjustments	0% to - 16.0% (-5.8%)
Liquidation
			expense	-4.6% to -22.2% (-8.9%)

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

Other real estate owned is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of March 31, 2012 and June 30, 2011 there was no further impairment of the other real estate owned balance below the cost basis established at the time the other real estate owned was originally recognized.  Accordingly, the table above does not include other real estate owned.

Disclosure about Fair Value of Financial Instruments

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

The following presents the carrying amount and the fair value as of March 31, 2012 and June 30, 2011, and placement in the fair value hierarchy as of March 31, 2012, of the Company’s financial instruments which are carried on the consolidated statement of financial condition at cost and are not measured or recorded at fair value on a recurring basis.  This table excludes financial instruments for which carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

	Carrying	Estimated	Level 1	Level 2	Level 3
As of March 31, 2012	Amount	Fair Value	Inputs	Inputs	Inputs
	(In thousands)
Financial assets:
Securities held to maturity	$61,178	$61,712	$-	$61,712	$-
Loans receivable (1)	243,669	248,482	-	-	248,482

Financial liabilities:
Certificate of deposits	117,841	120,381	-	120,381	-
Advances from Federal Home Loan Bank of New York	20,000	22,850	-	22,850	-

As of June 30, 2011
Financial assets:
Securities held to maturity	41,693	41,602
Loans receivable (1)	253,251	259,165

Financial liabilities:
Certificate of deposits	122,064	124,696
Advances from Federal Home Loan Bank of New York	20,000	19,917

(1) Includes impaired loans measured at fair value on a non-recurring basis as discussed above.

Methods and assumptions used to estimate fair values of financial instruments not previously disclosed are as follows:

Cash and Cash Equivalents

For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Securities Held to Maturity

The fair value for securities held to maturity is based on quoted market prices, where available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable

The fair value of loans is based upon a multitude of sources, including assumed current market rates by category and the Company’s current offering rates.  Both fixed and variable rate loan fair values are derived at using a discounted cash flow methodology.  For variable rate loans, repricing term, including next reprice date, reprice frequency and reprice rate are factored into the discounted cash flow formula.

Federal Home Loan Bank of New York Stock

The carrying amount of Federal Home Loan Bank of New York stock approximates fair value since the Company is generally able to redeem this stock at par.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest receivable and payable approximate fair value due to the short term nature of these instruments.

Deposits

Fair values for demand and savings and club accounts are, by definition, equal to the amount payable on demand at the reporting date. Fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar instruments with similar maturities.

Advances from Federal Home Loan Bank of New York

Fair values of advances are estimated using discounted cash flow analyses, based on rates currently available to the Company for advances from the Federal Home Loan Bank of New York with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of March 31, 2012 and June 30, 2011, the fair value of the commitments to extend credit was not considered to be material.

Note 7 - Loans Receivable and Allowance for Credit Losses

The composition of loans receivable at March 31, 2012 and June 30, 2011 was as follows:

	March 31, 2012	June 30, 2011
	(In thousands)
Residential mortgage:
One-to-four family	$143,540	$149,399
Home equity	50,501	50,240

	194,041	199,639

Commercial real estate	31,661	32,559
Construction	11,450	16,633
Commercial and industrial	10,739	9,325
Consumer:
Deposit accounts	729	491
Automobile	229	236
Personal	16	20
Overdraft protection	180	194

	1,154	941

	249,045	259,097

Loans in process	(2,171)	(3,452)
Deferred loan fees	(331)	(224)

	$246,543	$255,421

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

The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Company’s loans receivable portfolio is comprised of the following segments: residential mortgage, commercial real estate, construction, commercial and industrial and consumer.  Some segments of the Company’s loan receivable portfolio are further disaggregated into classes which allows management to better monitor risk and performance.

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

Loans whose terms are modified are classified as troubled debt restructurings (“TDRs”) if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified asTDRs are designated as impaired until they are ultimately repaid in full or foreclosed and sold.  The nature and extent of impairment of TDRs, including those which experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses.

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

The following tables present impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of March 31, 2012 and June 30, 2011.  The average recorded investment and interest income recognized is presented for the three month periods ended March 31, 2012 and 2011 and nine month period ended March 31, 2012.

	March 31, 2012			June 30, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$10,244	$10,404	$-	$6,833	$7,671	$-
Home equity	2,835	2,926	-	1,074	1,267	-
Commercial real estate	3,300	3,315	-	3,618	3,633	-
Construction
Other	225	225	-	-	-	-
Commercial and industrial	343	343	-	142	142	-
	16,947	17,213	-	11,667	12,713	-
With an allowance recorded:
Residential mortgage
One-to-four family	5,181	5,947	315	1,290	1,357	113
Home equity	1,094	1,626	298	786	1,031	149
Commercial real estate	459	459	37	-	-	-
Construction
One-to-four family occupied	1,940	1,940	105	-	-	-
Other	1,030	1,007	164	1,027	1,014	323
Commercial and industrial	731	731	109	500	500	100
	10,435	11,710	1,028	3,603	3,902	685
Total:
Residential mortgage
One-to-four family	15,425	16,351	315	8,123	9,028	113
Home equity	3,929	4,552	298	1,860	2,298	149
Commercial real estate	3,759	3,774	37	3,618	3,633	-
Construction
One-to-four family occupied	1,940	1,940	105	-	-	-
Other	1,255	1,232	164	1,027	1,014	323
Commercial and industrial	1,074	1,074	109	642	642	100
	$27,382	$28,923	$1,028	$15,270	$16,615	$685

(1) As of March 31, 2012, impaired loans listed above included $14.9 million of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of March 31, 2012, $9.8 million of these loans have been performing in accordance with their modified terms for an extended period of time and as such removed from non-accrual status and considered performing.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011		Nine Months Ended March 31, 2012
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential
One-to-four family	$10,513	$81	$4,104	$82	$9,624	$249
Home equity	2,851	33	567	1	2,396	100
Commercial real estate	3,006	16	3,498	34	3,296	73
Construction
One-to-four family occupied	-	-	-	-	-	-
Other	112	-	-	-	56	-
Commercial and industrial	343	3	-	-	326	7
	16,825	133	8,169	117	15,698	429
With an allowance recorded:
Residential mortgage
One-to-four family	4,144	19	3,780	14	3,661	57
Home equity	1,097	2	2,207	5	1,061	4
Commercial real estate	459	6	320	-	344	19
Construction
One-to-four family occupied	1,940	21	-	-	970	63
Other	1,029	-	946	-	1,513	-
Commercial and industrial	735	2	507	-	681	9
Consumer	-	-	2	-	-	-
	9,404	50	7,762	19	8,230	152
Total:
Residential mortgage
One-to-four family	14,657	100	7,884	96	13,285	306
Home equity	3,948	35	2,774	6	3,457	104
Commercial real estate	3,465	22	3,818	34	3,640	92
Construction
One-to-four family occupied	1,940	21	-	-	970	63
Other	1,141	-	946	-	1,569	-
Commercial and industrial	1,078	5	507	-	1,007	16
Consumer	-	-	2	-	-	-
	$26,229	$183	$15,931	136	$23,928	$581

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

The following tables present the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of March 31, 2012 and June 30, 2011:

As of March 31, 2012	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$26,444	$893	$3,884	$365	$37	$31,623
Construction
One-to-four family owner occupied	2,007	-	1,836	-	104	3,947
Other	4,317	-	-	843	164	5,324
Commercial and Industrial	9,285	189	209	926	109	10,718

Total	$42,053	$1,082	$5,929	$2,134	$414	$51,612

As of June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$28,017	$900	$3,144	$474	$-	$32,535
Construction
One-to-four family owner occupied	7,113	-	-	-	-	7,113
Other	306	-	4,726	704	323	6,059
Commercial and Industrial	8,220	327	264	401	99	9,311

Total	$43,656	$1,227	$8,134	$1,579	$422	$55,018

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables represent the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of March 31, 2012 and June 30, 2011:

As of March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable >90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$1,500	3,057	9,424	13,981	$129,295	$143,276	$9,342	$1,105
Home equity	775	985	1,285	3,045	47,456	50,501	824	872
Commercial real estate	409	-	2,354	2,763	28,860	31,623	2,354
Construction
One-to-four family owner occupied	1,150	-	-	1,150	2,797	3,947	-
Other	-	-	1,256	1,256	4,068	5,324	1,255
Commercial and industrial	21	234	935	1,190	9,528	10,718	-
Consumer	10	5	-	15	1,139	1,154	936
Total	$3,865	$4,281	$15,254	$23,400	$223,143	$246,543	$14,711	$1,977

As of June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable >90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$2,896	501	8,065	11,462	$137,761	$149,223	$8,317	$1,369
Home equity	594	42	1,315	1,951	48,288	50,239	950	934
Commercial real estate	1,856	-	1,628	3,484	29,051	32,535	3,132	-
Construction
One-to-four family owner occupied	-	-	-	-	7,113	7,113	-	-
Other	-	-	1,027	1,027	5,032	6,059	1,027	-
Commercial and industrial	165	-	642	807	8,504	9,311	642	-
Consumer	7	6	-	13	928	941	2	-
Total	$5,518	$549	$12,677	$18,744	$236,677	$255,421	$14,070	$2,303

In addition to internal reviews, the Savings Bank utilizes an external consultant to perform a stress test of its loan portfolio, at least annually, and the results are reviewed in conjunction with the overall evaluation of the adequacy of the allowance.

Allowance for Loan Losses

The following tables summarize the allowance for loan losses, by the portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2011 and June 30, 2011.  The activity in the allowance for loan losses is presented for the three month periods ended March 31, 2012 and 2011 and nine month period ended March 31, 2012 (in thousands):

	As of March 31, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated		Total
Allowance for loan losses:
Ending balance	$1,801	$404	$407	$243	$19		$-	2,874
Ending balance: individually evaluated for impairment	$613	$37	$269	$109	$-		$-	$1,028
Ending balance: collectively evaluated for impairment	$1,188	$367	$138	$134	$19		$-	$1,846

Loans receivables:
Ending balance	$193,777	$31,623	$9,271	$10,718	$1,154		$-	$246,543
Ending balance: individually evaluated for impairment	$19,354	$3,759	$3,195	$1,074	$-		$-	$27,382
Ending balance: collectively evaluated for impairment	$174,423	$27,864	$6,076	$9,644	$1,154	$		$219,161

	As of June 30, 2011
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending Balance	$1,130	$303	$514	$211	$12	$2,170
Ending balance: individually evaluated for impairment	$262	$-	$323	$100	$-	$685
Ending balance: collectively evaluated for impairment	$868	$303	$191	$111	$12	$1,485

Loans receivables:
Ending balance	$199,462	$32,535	$13,172	$9,311	$941	$255,421
Ending balance: individually evaluated for impairment	$9,983	$3,618	$1,027	$642	$-	$15,270
Ending balance: collectively evaluated for impairment	$189,479	$28,917	$12,145	$8,669	$941	$240,151

	Three Months Ended March 31, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,637	$337	$393	$270	$14	$12	$2,663
Charge-offs	(254)	-	-	(2)	(4)	-	(260)
Recoveries	-	-	-	-	-	-	-
Provisions	418	67	14	(25)	9	(12)	471
Ending balance	$1,801	$404	$407	$243	$19	$-	$2,874

	Three Months Ended March 31, 2011
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan
losses:
Beginning Balance	$2,169	$309	$473	$173	$9	$13	$3,146
Charge-offs	(266)	-	-	(14)	(1)	-	$(281)
Recoveries	-	-	-	-	-	-	-
Provisions	403	(37)	6	35	3	(10)	400
Ending balance	$2,306	$272	$479	$194	$11	3	$3,265

	Nine Months Ended March 31, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,130	$303	$514	$211	$12	$-	$2,170
Charge-offs	(738)	-	-	(2)	(15)	-	(755)
Recoveries	-	-	-	-	-	-	-
Provisions	1,409	101	(107)	34	22		1,459
Ending balance	$1,801	$404	$407	$243	$19	$-	$2,874

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

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $14.9 million and $15.5 million at March 31, 2012 and June 30, 2011, respectively.  The majority of the Savings Bank TDRs are on accrual status.  TDRs on accrual status were $9.8 million and $12.3 million at March 31, 2012 and June 30, 2011, while TDRs on non-accrual status were $5.2 million and $3.2 million at these respective dates.  At March 31, 2012 and June 30, 2011, the allowance for loan losses included specific reserves of $102,000 and $145,000 related to TDRs respectively.

The following table summarizes by class loans modified in troubled debt restructurings during the three and nine month periods ended March 31, 2012.  There were three loans modified in troubled debt restructurings during the three months ended March 31, 2012. The Company had seven loans modified in troubled debt restructuring during the nine month period ended March 31, 2012. Two of the loans were restructured as interest only for a one year period and another for a two year period. Two loans were re-amortized, one over thirty years, the other over forty years; while another loan was given a reduced rate for two years with payment to be applied towards principal, interest and escrow, and another loan was converted from a 30 year fixed rate to a three year ARM, which payment includes principal, interest and taxes.

	Three Months Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	3	$2,191	$2,190

Total	3	$2,191	$2,190

	Nine Months Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	7	$3,525	$3,524

Total	7	$3,525	$3,524

The following table summarizes loans modified in troubled debt restructuring during the previous 12 months and for which there was a subsequent payment default during the three and nine months ended March 31, 2012.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

	Three Months Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Commercial real estate	1	345	380

Total	1	$345	$380

	Nine Months Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	4	$1,994	$1,898
Commercial real estate	1	345	380
Commercial and industrial	1	205	205

Total	6	$2,544	$2,483

Note 8 - Securities Held to Maturity

The amortized cost of securities held to maturity and their estimated fair values as of March 31, 2012 and June 30, 2011, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012	(In Thousands)

U.S U.S. Government Agencies:
Due after one year to five years	$3,000	$8	$-	$3,008
Due after five through ten years	2,018	-	6	2,012
Due after ten years	50,001	342	169	50,174

	55,019	350	175	55,194

Mortgage-backed securities	6,159	359	-	6,518

	$61,178	$709	$175	$61,712

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2011	(In Thousands)

U.S U.S. Government Agencies:
Due after five years through ten years	$9,020	$-	$84	$8,936
Due after ten years	31,246	200	303	31,143

	40,266	200	387	40,079

Mortgage-backed securities	1,427	96	—	1,523

	$41,693	$296	$387	$41,602

All mortgage-backed securities at March 31, 2012 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and estimated fair value of securities held to maturity at March 31, 2012 and June 30, 2011, as shown above, are reported by contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of trading securities or securities held to maturity during the three and nine months ended March 31, 2012 or 2011.  At March 31, 2012 and June 30, 2011, securities held to maturity with a fair value of approximately $829,000 and $1,094,0000, respectively, were pledged to secure public funds on deposit.

The following tables set forth the gross unrealized losses and estimated fair value of securities in an unrealized loss position as of March 31, 2012 and June 30, 2011, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2012:
U.S. Government agencies	$18,825	$175	$—	$—	$18,825	$175

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2011:
U.S. Government agencies	$29,859	$387	$—	$—	$29,859	$387

Management concluded that the unrealized losses above (which related to nine U.S. Government agency bonds as of March 31, 2012 and to nine U.S. Government agency bonds as of June 30, 2011) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized an other-than-temporary impairment loss on these securities.  The Company did not have any mortgage-backed securities in an unrealized loss position as of March 31, 2012 or June 30, 2011.

Note 9 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands)

Service cost	$17	$17	$51	$51
Interest cost	23	17	69	51
Amortization of unrecognized gain	4	(2)	10	(6)
Amortization of past service liability	2	2	8	8
	$46	$34	$138	$104

As of March 31, 2012, the Company expects to contribute $18,000 to the plans for the remainder of the fiscal year.

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

On November 9, 2011, the Company announced the Board of Directors had authorized a tenth stock repurchase program pursuant to which the Company intended to repurchase up to an additional 5%, or 103,005 shares.  As of March 31, 2012, the Company repurchased 64,668 shares authorized under the tenth repurchase program at a cost of $337,000 or $5.21 per share.  During nine months ended March 31, 2012, an aggregate of 79,711 shares were repurchased under the aforementioned plans at a cost of $414,000 or $5.19 per share.

 On March 12, 2012, the Company announced the Board of Directors had authorized an eleventh repurchase program pursuant to which the Company intends to repurchase the balance of shares that were still outstanding from the tenth stock repurchase program.  Under this program, the Company intends to repurchase up to 38,337 shares.  As of March 31, 2012, there were no repurchases under this program.  Subsequently, as of May 8, 2012, the Company repurchased 1,000 shares authorized under this repurchase program at a cost of $6,000 or $6.33 per share.

Note 11 – Dividends on Common Stock

The MHC has waived its right, upon the non-objection of the Board of Governors of the Federal Reserve System, to receive cash dividends declared on the 3,091,344 shares of Company common stock that it owned during the three and nine months ended March 31, 2012.  Such dividends amounted to approximately $93,000 and $278,000 during the three and nine months ended March 31,

2012, respectively.  As of March 31, 2012, the aggregate amount of dividends waived by the MHC was approximately $1,624,000.

Note 12 – Recent Accounting Pronouncements

           In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) which amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. The Company adopted the provisions of ASU 2011-04 effective January 1, 2012.  There was no impact to amounts recognized and no significant impact to amounts disclosed in the consolidated financial statements from the adoption of this update.  See Note 7 to the consolidated financial statements for the enhanced disclosures required by ASU 2011-04.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which amends FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements.  The Company will adopt the provisions of ASU 2011-05 effective July 1, 2012.  The adoption of ASU 2011-05 will have no significant impact on the presentation of the comprehensive income as the Company’s presentation of comprehensive income was already in compliance with the permissible options.

              In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 for public companies.

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

Comparison of Financial Condition at March 31, 2012 and June 30, 2011

General. Total assets were $347.8 million at March 31, 2012, compared to $349.5 million at June 30, 2011, a decrease of $1.7 million.  During the nine month period ended March 31, 2012,  securities held to maturity increased by $19.5 million, while cash and cash equivalents decreased by $10.4 million and loans receivable, net of allowance for loan losses decreased by $9.6 million.  The decrease in loans receivable, net, was primarily due to loan payments exceeding new loan originations.  Deposits decreased by $1.7 million or 0.6%, while advances from the Federal Home Loan Bank of NY remained the same at March 31, 2012 and June 30, 2011.

Total assets decreased by $1.7 million between periods as did total liabilities by $1.9 million, and the ratio of average interest-earning assets to average-interest bearing liabilities increased to 109.19% for the nine months ended March 31, 2012 as compared to 107.25% for year ended June 30, 2011.  Stockholders’ equity increased by $293,000 to $41.0 million at March 31, 2012 compared to $40.7 million at June 30, 2011.

Loans. Loans receivable, net, declined $9.6 million, or 3.8%, from $253.3 million at June 30, 2011 to $243.7 million at March 31, 2012.  As a percentage of assets, loans decreased to 70.1% from 72.5%. The Savings Bank’s commercial and industrial loan portfolio grew by $1.4 million, or 15.2%, as did the home equity loan portfolio by $261,000 or 0.5%, and the deposit account loan portfolio by $238,000 or 48.5% between June 30, 2011 and March 31, 2012.  One-to-four family loans decreased $5.9 million, or 3.9%, construction loans decreased by $3.9 million or 23.5%, commercial real estate loans decreased by $898,000, or 2.8%, and overdraft, automobile, and personal loans decreased by $14,000, or 7.2%, $7,000, or 3.0%, and $4,000, or 20.0%, respectively, between June 30, 2011 and March 31, 2012.

Securities. Our portfolio of securities held to maturity was at $61.2 million at March 31, 2012 as compared to $41.7 million at June 30, 2011. Maturities, calls and principal repayments during the nine months ended March 31, 2012 totaled $34.5 million.  We purchased $54.0 million of new securities during the nine months ended March 31, 2012.

Deposits. Total deposits at March 31, 2012 were $284.5 million, a $1.7 million decrease as compared to $286.2 million at June 30, 2011.  Demand accounts increased by $3.6 million, while certificate of deposit accounts decreased by $4.3 million, as did savings and club accounts by $1.0 million.

Borrowings. Total borrowings at March 31, 2012 and June 30, 2011 amounted to $20.0 million.  The Savings Bank did not make any long term borrowings during the nine months ended March 31, 2012 and did not have short-term borrowings at March 31, 2012 or June 30, 2011.

Equity. Stockholders’ equity was $41.0 million at March 31, 2012 compared to $40.7 at June 30, 2011. Treasury stock increased by $414,000 due to repurchases.  Other changes in equity were due to $529,000 in net income, $10,000 in other comprehensive income, $72,000 in ESOP shares earned and $259,000 in stock based compensation, offset by the declaration of $163,000 in minority cash dividends declared on our common stock.

Comparison of Operating Results for the Three Months and Nine Months Ended March 31, 2012 and 2011

General. Our net income for the three months ended March 31, 2012 was $194,000, compared to net income of $207,000, for the three months ended March 31, 2011, a decrease of $13,000 or 6.3%.  This was primarily the result of a decrease in net interest income after provision for loan losses and decreased non-interest income, offset by a decrease in non-interest expense.  Net interest income for the three months ended March 31, 2012 decreased $186,000 compared to the three months ended March 31, 2011.  The provision for loan losses reflected an increase of $71,000 to $471,000 for the three month period ended March 31, 2012, compared to $400,000 for the three month period ended March 31, 2011.  Non-interest income reflected a decrease of $8,000, or 4.8%, to $160,000 for the three months ended March 31, 2012 compared to $168,000 for the three months ended March 31, 2011.  Non-interest expense decreased by $241,000, or 10.9% to $2.0 million for the three months ended March 31, 2012 compared to $2.2 million for the three months ended March 31, 2011.

Our net income for the nine months ended March 31, 2012 was $529,000, compared to net income of $542,000 for the nine months ended March 31, 2011, a decrease of $13,000 or 2.4%. This decrease was the result of a decrease in net interest income after provision for loan losses and decreased non-interest income, offset by a decrease in non-interest expense for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011.  Net interest income for the nine months ended March 31, 2012 was $7.9 million compared to $8.2 million for the nine months ended March 31, 2011, a decrease of $285,000 or 3.5%.  The provision for loan losses increased $234,000 or 19.1% to $1.5 million for the nine months ended March 31, 2012, compared to $1.2 million for the nine months ended March 31, 2011.  Non-interest income decreased by $137,000 or 22.3% from $614,000 for the nine months ended March 31, 2011 to $477,000 for the nine months ended March 31, 2012.  Non-interest expense decrease $642,000, or 9.6%, to $6.1 million for the nine months ended March 31, 2012, compared to $6.7 million for the nine month period ended March 31, 2011.

Net Interest Income. Net interest income decreased $186,000, or 6.7% for the three month period ended March 31, 2012, compared to the three months ended March 31, 2011.  Interest income decreased by $406,000, or 10.8%, and interest expense decreased by $220,000 or 21.9%, for the same three month comparative period.

The decrease of $406,000, or 10.8% in total interest income for the three months ended March 31, 2012, resulted from a 46 basis point decrease in yield and a 1.2% decrease in average balance of interest-earning assets.  Average interest earning assets decreased $4.0 million, to $314.6 million for the three months ended March 31, 2012, compared to $318.6 million for the three months ended March 31, 2011.  Interest income on loans decreased by $438,000, or 13.2% for the three months ended March 31, 2012, compared to the same period in 2011 primarily due to a 35 basis point reduction in average yield and a $17.5 million or 6.6% decrease in average loan balances.  Interest on securities held to maturity increased by $34,000, or 7.8% for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, as a result of a $12.9 million or 26.9% increase in average balance, offset by a 54 basis point reduction in average yield.  Other interest income reflected a slight decrease of $2,000 or 8.0% in interest income primarily due to a 25 basis point decrease in average yield offset by an average balance increase of $628,000, or 9.9% for the three month period ended March 31, 2012 compared to the same period ended Marc h 31, 2011.

Total interest expense decreased by $220,000, or 21.9% for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Average interest-bearing liabilities decreased $7.4 million, or 2.5%, from $293.6 million for the three months ended March 31, 2011, to $286.2 million for the three months ended March 31, 2012, as did the average rate paid which decreased by 27 basis points from 1.37% to 1.10%, for the respective periods.  Interest expense on deposits decreased by $221,000, or 26.4% for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, as a result of a $7.4 million or 2.7% decrease in average interest-bearing deposits from $273.6 million to $266.2 million and a 30 basis point reduction in average rate form 1.23% to 0.93%, for the respective periods.  Time deposit average balances decreased $5.1 million, or 4.1%, as did average savings deposit balances by $4.4 million, or 3.8%, while NOW average balances increased by $2.1 million or 6.6% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Savings deposit average rates decreased by 32 basis points, as did the average rates on time deposits and NOW accounts by 30 and 15 basis points, respectively, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.  Federal Home Loan Bank advance average balances were $20.0 million for both three month periods ended March 31, 2012 and March 31, 2011.  The average rate on Federal Home Loan Bank advances was 3.40% for the three months ended March 31, 2012 compared to 3.38% for the three months ended March 31, 2011.

Net interest income decreased $285,000 or 3.5% for the nine months ended March 31, 2012, from $8.2 million to $7.9 million for the nine months ended March 31, 2011.  Interest income decreased by $975,000, or 8.5%, and interest expense decrease by $690,000, or 21.1% for the nine month period ended March 31, 2012, compared to the nine month period ended March 31, 2011.

The decrease of $975,000 or 8.5% in interest income for the nine months ended March 31, 2012 resulted from a $3.7 million decrease in average earning assets and a 35 basis point decrease in yield to 4.44%, compared to the nine months ended March 31, 2011.  Interest income on loans decreased by $1.1 million or 11.3% for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011.  Average loan receivable balances decreased $17.3 million or 6.5% to $249.2 million for the nine months ended March 31, 2012, compared to $266.5 million for the nine months ended March 31, 2011, while the average yield declined to 4.81% from 5.07%.  Interest income on securities held to maturity increased $184,000, or 14.3% for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011, due to a $14.1 million increase in average balances from $46.1 million for the nine months ended March 31, 2011 to $60.2 million for the nine months ended March 31, 2012, while the average yield declined 47 basis points from 3.73% to 3.26% for the same nine month comparative periods.  Interest income on other interest-earning assets decreased by $16,000, or 19.3% for the nine month period ended March 31, 2012, compared to the same nine month period in 2011 as the average yield declined by 20 basis points to 1.30% and average other interest earning-asset balances decreased $530,000 or 7.2%.

             The $690,000 or 21.1% decrease in interest expense for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011, was primarily due to a decrease of $8.7 million in average interest-bearing liabilities balances and an average rate decrease of 27 basis points to 1.19%.  Interest expense on deposits decreased by $691,000, or 25.1% for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011, as a result of a $8.7 million or 3.1% decrease in average interest-bearing deposits from $278.4 million to $269.7 million and a 30 basis point reduction in average rate from 1.32% to 1.02%, for the respective periods.  NOW account average balances increased by $2.5 million or 8.1% for the nine month period ended March 31, 2012 compared to the nine months ended March 31, 2011, while time deposit and savings average balances decreased by $6.3 million and $4.8 million, or 4.9% and 4.1%, respectively, for the same comparative period. The average rates on savings, time deposits and NOW accounts decreased by 33 basis points, 27 basis points and 16 basis points, respectively, for the nine months ended March 31, 2012, compared to the same nine month period ended March 31, 2011.  Federal Home Loan Bank advance average balances were $20.0 million for both nine month periods ended March 31, 2012 and March 31, 2011, as was the average rate of 3.43% for same nine month comparative periods.

Provision for Loan Losses. For the three month period ended March 31, 2012, a $471,000 provision for loan losses was recorded, whereas a $400,000 provision was recorded for the same period in 2011.  There were charge-offs of $260,000 for the three months ended March 31, 2012, compared to $281,000 of charge-offs for the three months ended March 31, 2011.  There were no recoveries of previously charged-off loans in either of the three month periods ended March 31, 2012 or March 31, 2011.  For the nine month period ended March 31, 2012, a $1.5 million provision was made as compared to a $1.2 million provision for the same period in 2011. There were charge-offs of $755,000 for the nine month period ended March 31, 2012, compared to charge-offs of $548,000 for the nine month period ended March 31, 2011.  There were no recoveries of previously charged-off loans in either of the nine month period ended March 31, 2012 and March 31, 2011.  The allowance for loan losses totaled $2.9 million, $2.2 million and $3.3 million, respectively, at March 31, 2012, June 30, 2011 and March 31, 2011, representing 1.2%, 0.8% and 1.2%, respectively, of total loans.  The ratio of non-performing loans to total loans was 6.7% at March 31, 2012, as compared to 6.3% at June 30, 2011 and 6.9% at March 31, 2011.  The allowance for loan losses reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate based on both qualitative and quantitative risk characteristics.  The increase in the provision was primarily due to the increase in non-performing loans and the current economic environment.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of the bank owned life insurance and any unrealized gain or loss on trading securities.

Non-interest income decreased by $8,000, or 4.8% to $160,000 for the three months ended March 31, 2012 from $168,000 for the three months ended March 31, 2011, primarily due to a $20,000 or 20.0% reduction in fees and service charges, offset by a $9,000 unrealized gain on trading securities in the Company’s trading security portfolio during the three months ended March 31, 2012 compared to a $1,000 unrealized loss during the three month period ended March 31, 2011, and a $2,000 or 4.2% increase in income from bank owned life insurance for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Total non-interest income decreased $137,000, or 22.3%, from $614,000 for the nine months ended March 31, 2011 to $477,000 for the nine months ended March 31, 2012, primarily due to a $133,000, or 35.2%, decrease in fees and service charges, due in part to a $78,000 investment security prepayment penalty fee that was realized in the prior year period, and a $2,000 unrealized loss on trading securities in the Company’s trading security portfolio during the current period as compared to an $17,000 unrealized gain in the prior year period.  In addition, other non-interest fee income increased by $10,000 or 13.7%, as did income from bank owned life insurance by $5,000 or 3.4% for the same comparative period.

Non-Interest Expenses. Total non-interest expenses decreased by $241,000 or 10.9% to $2.0 million for the three months ended March 31, 2012, compared to $2.2 million for the three months ended March 31, 2011.  Occupancy and equipment expense decreased by $96,000 or 21.5%, as did FDIC insurance assessments by $59,000, or 44.4%, other non-interest expense by $57,000 or 21.4%, salaries and employee benefits expense by $39,000, or 4.0%, professional services expense by $29,000, or 21.5% and advertising expense by $2,000, or 4.4%, while service bureau fees increased by $23,000 or 24.5% and directors’ compensation increased by $18,000, or 16.1%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  The decrease in occupancy expense was primarily attributable to a reduction in property taxes, other building expense and depreciation expense during the current period.  The decrease in FDIC insurance assessments was attributable to the revised regulatory methodology used in calculating quarterly assessments that went into effect beginning with the April 30, 2011 assessment period.  The decrease in other non-interest expense was primarily attributable to a decrease in other real estate owned expense, stationary and supply and miscellaneous operating expenses.  The decrease in salaries and employee benefits expense was primarily due to a decrease in the number of employees and related salary expense, which was offset by an increase in employee benefit expense.  The decrease in professional services expense was primarily attributable to a reduction in outside consulting, legal and outside auditing expenses, while the decrease in advertising expense was due to a reduction in spending.  The increase in directors’ compensation expense was due to an increase in compensation which included the Savings Bank’s former President/CEO who retired in December 2011 and, as a Director, is receiving director compensation.  The increase in service bureau fees was primarily due to an increase in processing fee expense.

Our non-interest expense for the nine months ended March 31, 2012, decreased $642,000 or 9.6% to $6.1 million from $6.7 million for the nine months ended March 31, 2011. Other non-interest expense decreased by $349,000 or 35.1% for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.  The decrease in other non-interest expense was primarily attributable to a decrease in other real estate owned expenses and other non-operating expenses.  FDIC assessment expense decreased by $164,000 or 42.5%, as did occupancy and equipment expense by $114,000 or 9.1%, salaries and employee benefits expense by $50,000 or 1.7%, advertising expense by $24,000 or 14.7%, and professional services expense by $3,000 or 0.8% for the nine months ended March 31, 2012, compared to the nine months ended March 31, 2011.  Service bureau fees and directors’ compensation expenses increased by $33,000 and $29,000 or 11.0% and 8.7%, respectively, for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.  The reduction in FDIC insurance was attributable to the revised regulatory methodology used in calculating quarterly assessments that went into effect beginning with the April 30, 2011 assessment period.  The decrease in occupancy and equipment expense was related to a reduction in property taxes, other building expense and depreciation expense, while the decrease in advertising expense was due to a reduction in spending and the decrease in salary and employee expense was primarily due to a reduction in the number of employees and related salary expense, which was offset by an increase in employee benefit expense, for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.

Income Taxes. Income taxes for the three months ended March 31, 2012 were $116,000 or 37.4% of income before income taxes as compared to $127,000 or 38.0% of income before income taxes for the three months ended March 31, 2011. Income taxes for the nine months ended March 31, 2012 were $356,000 or 40.2% of income before income taxes as compared to $357,000 or 39.7% of income before income taxes for the nine months ended March 31, 2011.

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

At March 31, 2012, the Savings Bank had outstanding commitments to originate loans of $1.3 million, construction loans in process of $2.2 million, unused lines of credit of $22.1 million (including $17.6 million for home equity lines of credit), and standby letters of credit of $371,000. Certificates of deposit scheduled to mature in one year or less at March 31, 2012, totaled $59.4 million.

As of March 31, 2012, the Savings Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Savings Bank generates cash through deposits and/or borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required.  At March 31, 2012, the total loans to deposits ratio was 85.7%. At March 31, 2012, the Savings Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $77.5 million, of which $20.0 million was outstanding. As of March 31, 2012, the Savings Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Savings Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2012, the Savings Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at March 31, 2012 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2012.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2012	6,444	$4.97	6,444	39,837
February 1 through 29, 2012	1,000	5.25	1,000	38,837
March 1 through 31, 2012	500	5.30	500	38,377
Total	7,944	$5.03	7,944

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

MSB FINANCIAL CORP.
(Registrant)

Date May 14, 2012	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date May 14, 2012	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer