Form 10-K
period 2012-06-30
MSB FINANCIAL CORP.
filed 2012-09-28
CIK 1374783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2012 or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] YES [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Stock Market LLC on December 31, 2011, was approximately $8.8 million.

As of September 21, 2012 there were 5,048,455 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders. (Parts II and III)

MSB FINANCIAL CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

The Bank is a New Jersey-chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. As of June 30, 2012, the Bank had 53 full time equivalent employees.

The Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  The MHC and the Company are regulated as savings and loan holding companies by the Board of Governors of the Federal Reserve System (“FRB”), as successor to the Office of Thrift Supervision (“OTS”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

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

Lending Activities

We have traditionally focused on the origination of one-to four-family loans and home equity loans and lines of credit, which together comprise a substantial portion of the total loan portfolio. We also provide financing for commercial real estate, including multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. In recent years, construction loans have decreased as a component of our portfolio. We also originate commercial and industrial loans. Our consumer loans are comprised of auto loans, personal loans and account loans and overdraft lines of credit.

Loan Portfolio Composition. The following tables analyze the composition of the Bank’s loan portfolio by loan category at the dates indicated.  Except as set forth below, there were no concentrations of loans exceeding 10% of total loans.

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:
One-to four-family real estate	$141,927	57.65%	$149,399	57.66%	$155,241	56.94%	$155,143	54.68%	$145,868	56.31%
Commercial real estate	32,181	13.07	32,559	12.57	33,776	12.39	34,115	12.03	30,068	11.61
Construction	11,669	4.74	16,633	6.42	16,639	6.10	20,978	7.39	17,771	6.86
Home equity	49,224	19.99	50,240	19.39	56,862	20.86	62,179	21.92	54,778	21.15
Commercial and industrial	10,092	4.10	9,325	3.60	9,190	3.37	10,176	3.59	9,285	3.58
Consumer	1,107	0.45	941	0.36	918	0.34	1,106	0.39	1,259	0.49

Total loans receivable	246,200	100.00%	259,097	100.00%	272,626	100.00%	283,697	100.00%	259,029	100.00%

Less:
Construction loans in process	(2,261)		(3,452)		(4,027)		(5,609)		(3,568)
Allowance for loan losses	(3,065)		(2,170)		(2,588)		(1,808)		(1,025)
Deferred loan fees	(354)		(224)		(197)		(222)		(146)

Total loans receivable, net	$240,520		$253,251		$265,814		$276,058		$254,290

Loan Maturity Schedule. The following table sets forth the maturity of the Company’s loan portfolio at June 30, 2012. Demand loans, loans having no stated maturity, and overdrafts are presented as due in one year or less. The construction loans presented in the table as of June 30, 2012 are net of $2.3 million of undistributed amounts. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2012
	One-to Four- Family Real Estate	Commercial Real Estate	Construction	Consumer	Home Equity	Commercial and Industrial	Total
	(In thousands)
Amounts Due:
Within 1 Year	$7,012	$2,178	$7,606	$902	$434	$4,533	$22,665

After 1 year:
1 to 5 years	21,262	9,467	1,802	142	9,934	4,397	47,004
5 to 10 years	10,034	9,314	-	63	16,948	105	36,464
After 10 years	103,619	11,222	-	-	21,908	1,057	137,806

Total due after one year	134,915	30,003	1,802	205	48,790	5,559	221,274
	$141,927	$32,181	$9,408	$1,107	$49,224	$10,092	$243,939

The following table sets forth the dollar amount of all loans at June 30, 2012 due after June 30, 2013, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One-to four-family real estate	$127,667	$7,248	$134,915
Commercial real estate	30,003	—	30,003
Construction	1,802	—	1,802
Consumer	205	—	205
Home equity	18,678	30,112	48,790
Commercial and industrial	2,217	3,342	5,559
Total	$180,572	$40,702	$221,274

One-to Four-Family Real Estate Mortgages. Our primary lending activity consists of the origination of one-to four-family first mortgage loans. Fixed rate, conventional mortgage loans are offered by the Company with terms from 5 to 30 years.

We also originate fixed rate balloon mortgages with terms of 3 to 10 years. At the end of each term the mortgage may be paid off in full with no penalty or, provided that the loan is in good standing and there has been no negative change in value of the collateral, we may extend the existing mortgage on new terms, at a new interest rate. If the mortgage is extended, there may be additional charges at the time of each extension.

We originate adjustable rate mortgages, or ARMs, with up to 30 year terms at rates based upon the U.S. Treasury One Year Constant Maturity as an index. Our ARMs currently reset on an annual basis, beginning with the first year, and have a 200 basis point annual increase cap and a 600 basis point lifetime adjustment cap.  We do not originate “teaser” rate or negative amortization loans.

Substantially all residential mortgages include “due on sale” clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing one-to four-family residential loans are made by state certified or licensed independent appraisers and are performed in accordance with applicable regulations and policies. We require title insurance policies on all first lien one-to four-family residential loans. Homeowners, liability, fire and, if applicable, flood insurance policies are also required.

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

The cash coverage ratio to cover operating expenses must be at least 1.25 times.  Any negative cash flow will be included in borrower’s total debt ratio.

We generally originate one-to four-family first mortgage loans, for primary residence, for up to 80% loan-to-value and investment properties for up to 75%.

Commercial Real Estate Mortgages. Our commercial real estate lending includes multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. Our commercial real estate mortgage loans are either 3 to 10 year balloon mortgages (with a maximum amortization period of 25 years) or 15 year fixed duration mortgages. This type of lending is made available to proprietorships, partnerships, limited liability companies and corporations with personal guarantees. All commercial property is underwritten on its ability substantially to provide satisfactory cash flows.  A cash flow and lease analysis is performed for each property. Preference is given to those loans where rental income covers all operating expenses, including but not limited to principal and interest, real estate tax, hazard insurance, utilities, maintenance, and reserve. The cash coverage ratio to cover operating expenses must be at least 1.25 times.  Any negative cash flow will be included in the limit on the borrower’s total debt ratio. Cash from other assets of the borrower, who may own multiple properties and generate a surplus, can be made available to cover debt-service shortages of the financed property. The maximum loan-to-value ratio on most commercial real estate loans we originate is 70%.

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

Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property the value of which tends to be more easily ascertainable, multi-family and commercial real estate loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business or rental income. As a result, the availability of funds for the repayment of commercial real estate and multi-family loans may be substantially dependent on the success of the business itself and the general economic environment. Commercial real estate and multi-family loans, therefore, have greater credit risk than one-to four-family residential mortgages or consumer loans. In addition, commercial real estate and multi-family loans generally result in larger balances to single borrowers, or related groups of borrowers and also generally require substantially greater evaluation and oversight efforts.

Construction Loans. We originate construction loans for an owner-occupied residence or to a builder with a valid contract of sale. With prior Board of Director approval, we also provide financing for speculative residential or commercial construction and development. Individual consideration is given to builders based on their past performance, workmanship, and financial worth. Our construction lending includes loans for construction or major renovations or improvements of owner-occupied residences.  The portfolio is virtually divided equally between owner-occupied properties and real estate developers.

Construction loans are mortgages with up to an 18 month duration. Funds are disbursed periodically upon inspections made by our inspectors on the percentage of work completed, as per the approved budget. Funds disbursed may not exceed 50% of the loan-to-value of land and 75% of the loan-to-value of improvements any time during construction.  Interest rates on disbursed funds are based on the rates and terms set at the time of closing.  The majority of our construction loans are variable rate loans with rates tied to the prime rate published in The Wall Street Journal, plus a premium. Payments on disbursed funds must be made on a monthly basis.

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

Consumer Loans. Our consumer lending products consist of new and used auto loans, secured and unsecured personal loans, account loans and overdraft lines of credit. The maximum term for a loan on a new or used automobile is six years and four years, respectively. We will lend up to 80% of retail value or dealer invoice on a car loan. We offer a reduction on the interest rate for car loans if payments are automatically deducted from a Millington checking or statement savings account.

Our personal loans have terms of up to four years with a minimum and maximum balance of $1,000 and $5,000, respectively. A reduction to the interest rate is offered for loans with automatic debit repayment from a Millington checking or statement savings account. Our account loans permit a depositor to borrow up to 90% of his or her funds on deposit with us in certificate of deposit accounts. The interest rate is the current rate paid to the depositor, plus a premium. A minimum payment of interest only is required. We offer an overdraft line of credit with a minimum of $500 and up to a maximum of $5,000 and an interest rate tied to the prime rate published in The Wall Street Journal, plus a premium.

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

Our fixed rate home equity loans have terms of 5 to 30 years. Our variable rate home equity lines of credit have terms of 15 years, and we also offer an interest only home equity line of credit based on a 10 year term. The loan-to-value limit on interest only home equity financing is 70% on owner-occupied property and 60% on investment property. We also offer bridge loans with a variable rate and a 70% loan-to-value limit on owner-occupied property and 60% on investment property.

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

The normal minimum amount for our commercial term loans and lines of credit is $5,000. We generally will not lend more than $250,000 on a commercial line of credit or $500,000 on a commercial term loan. We typically do not provide working capital loans to businesses outside our normal market area or to new businesses where repayment is dependent solely on future profitable operation of the business. We avoid originating loans for which the primary source of repayment could be liquidation of the collateral securing the loan in light of poor repayment prospects. We typically require personal guarantees on all commercial loans, regardless of other collateral securing the loan.

The loan-to-value limits related to commercial lending vary according to the collateral. Loans secured by real estate may be originated for up to 80% loan-to-value. Other limits are as follows: Savings accounts-90% of the deposit amount; new equipment-75% of purchase price; and used equipment-lesser of 75% of purchase price or 75% of current market value.

Loans to One Borrower. The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. Accordingly, as of June 30, 2012, our loans to one borrower legal limit was approximately $5.5 million.

The Bank’s lending policies require Board approval before any borrower’s existing and/or committed borrowings from the Bank may exceed $1.0 million in the aggregate. Any single loan in excess of $1.0 million also requires prior Board approval.

Loan Originations, Purchases, Sales, Solicitation and Processing. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals and “walk-in” customers. Our residential loan originations are driven by the Bank’s reputation, as opposed to being advertising driven.

We normally do not sell loans into the secondary mortgage market and did not sell any loans in the five year period ended June 30, 2012.  Because it has been our policy to retain the loans we originate in our portfolio, we have not uniformly originated our real estate mortgage loans to meet the documentation standards to sell loans in the secondary mortgage market. We may do so, however, in the future if we find it desirable in connection with interest rate risk management to sell longer term fixed rate mortgages into the secondary mortgage market.

We did not purchase any whole loans in the five-year period ended June 30, 2012.  We did, however, purchase insignificant participation interests in loans originated by other banks during this period.

Loan Approval Procedures and Authority. Lending policies and loan approval limits are approved and adopted by the Board of Directors. Lending authority is vested primarily in President and Chief Executive Officer and Vice President and Chief Lending Officer. Each of these officers may approve loans within the following limits: first mortgage real estate and construction loans up to $500,000; home equity loans up to $500,000; consumer loans up to $500,000; and commercial loans up to $500,000.  Loans in excess of $500,000 but under $1.0 million require the approval of the Loan Committee.  Prior Board approval is required for all loan products in excess of $1.0 million. The Board also must give prior approval for any aggregation of existing and/or committed loans to one borrower that exceeds $1.0 million. Certain other Bank employees also have limited lending authority.

Asset Quality

Loan Delinquencies and Collection Procedures. The Company’s procedures for delinquent loans are as follows:

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

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of cost or its fair market value less estimated selling costs. The initial writedown of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the period in which the declines occur. At June 30, 2012, we did not hold real estate owned.

As to commercial loans, the Company requests updated financial statements when the loan becomes 90 days delinquent. As to account loans, the outstanding balance is collected from the related account along with accrued interest when the loan is 180 days delinquent.

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

Interest accrued and unpaid during the year the loan is placed on non-accrual status is charged against interest income.  Interest accrued and unpaid in prior years is charged against the allowance for loan losses.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At June 30, 2012, we had approximately $14.6 million of loans that were held on a non-accrual basis, all of which were classified as impaired with $5.8 million subject to specific loss allowances totaling $841,000.

Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.

	At June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
One-to four-family real estate	$9,003	$8,317	$6,764	$3,714	$1,234
Commercial real estate	2,337	3,132	3,465	926	410
Construction	1,258	1,027	864	—	—
Consumer	—	2	9	—	—
Home equity	923	950	2,281	1,356	634
Commercial and industrial	1,064	642	514	550	658
Total	14,585	14,070	13,897	6,546	2,936
Accruing loans contractually past due 90 days or more:
One-to four-family real estate	1,263	1,369	1,439	2,394	1,615
Commercial real estate	—	—	—	—	378
Construction	—	—	—	250	—
Consumer	1	—	2	10	16
Home equity	906	934	321	78	234
Commercial and industrial	—	—	—	377	—
Total	2,170	2,303	1,762	3,109	2,243
Total non-performing loans	$16,755	$16,373	$15,659	$9,655	$5,179
Total non-performing assets (1)	$16,755	$17,234	$16,726	$9,655	$5,179

Loans modified in troubled debt restructuring	$7,061	$543	$6,555	$2,181	$—

Total non-performing loans to total loans	6.81%	6.32%	5.74%	3.40%	2.00%
Total non-performing loans to total assets	4.82%	4.69%	4.36%	2.74%	1.68%
Total non-performing assets to total assets	4.82%	4.93%	4.66%	2.74%	1.68%
__________________
(1)	Total non-performing assets consist of total non-performing loans and other real estate owned of,$-, $861, $1,067, $ - and $ - at June 30, 2012, 2011, 2010, 2009 and 2008, respectively.

During the year ended June 30, 2012, gross interest income of $813,000 would have been recorded on loans accounted for on a non-accrual basis if those loans had been current, and $292,000 of interest collected on a cash basis was included in income.

Classified Assets.  In compliance with the Uniform Credit Classification and Account Management Policy adopted by the Federal Deposit Insurance Corporation, the Company has an internal loan review program, whereby non-performing loans are classified as special mention, substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged-off, if a conforming loss event has occurred.

An asset that does not currently expose the Company to a sufficient degree of risk to warrant an adverse classification, but which possesses credit deficiencies or potential weaknesses that deserve management’s close attention is classified as “special mention.”

An asset classified as “substandard” is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Assets so classified have well-defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

An asset classified as “doubtful” has all the weaknesses inherent in a “substandard” asset with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of a loss on a doubtful asset is high.

That portion of an asset classified as “loss” is considered uncollectible and of such little value that its continuance as an asset, without charge-off, is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off a basically worthless asset even though partial recovery may be affected in the future.

Management’s classification of assets is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. An independent loan review firm performs periodic reviews of our loan portfolio.

The following table discloses the Company’s classification of assets as of June 30, 2012.

At June 30, 2012
(In thousands)

Special Mention	$5,872
Substandard	1,787
Doubtful	2,927
Loss	531
Total	$11,117

At June 30, 2012, 13 out of the 26 loans adversely classified totaling $4.7 million are included as non-performing loans in the non-performing assets table.

Allowance for Credit Losses. The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments.  The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the consolidated statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded credit commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. All, or part, of the principal balance of loans receivable that are deemed uncollectible are charged against the allowance when management determines that the repayment of that amount is highly unlikely.    Any subsequent recoveries are credited to the allowance.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

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

The residential mortgage loan segment is disaggregated into two classes: one-to four-family loans, which are primarily first liens, and home equity loans, which consist of first and second liens.  The commercial real estate loan segment consists of both owner and non-owner occupied loans which have medium risk due to historical activity on these type loans.  The construction loan segment is further disaggregated into two classes: one-to four-family owner occupied, which includes land loans, whereby the owner is known and there is less risk, and other, whereby the property is generally under development and tends to have more risk than the one-to four-family owner occupied loans.  The commercial and industrial loan segment consists of loans made for the purpose of financing the activities of commercial customers. The majority of commercial and industrial loans are secured by real estate and thus carry a lower risk than traditional commercial and industrial loans.  The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

Management evaluates individual loans in all of the loan segments (including loans in residential mortgage and consumer segments) for possible impairment if the loan is either in nonaccrual status, risk rated Substandard or worse or has been modified in a troubled debt restructuring.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a reduction in interest rate, a below market interest rate based on risk, or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as troubled debt restructurings are designated as impaired

The evaluation of the need and amount of the allowance for impaired loans and whether a loan can be removed from impairment status is made on a quarterly basis.  The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

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

The following table sets forth information with respect to the Bank’s allowance for loan losses for the periods indicated:

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Allowance balance at beginning of period	$2,170	$2,588	$1,808	$1,025	$926
Provision for loan losses	2,217	1,686	1,600	783	135
Charge-offs:
One-to four-family real estate	857	1,134	6	—	—
Commercial real estate	5	155	166	—	—
Construction	—	34	487	—	—
Consumer	17	8	14	—	42
Home equity	443	759	148	—	—
Commercial and industrial	2	14	-	—	—
Total charge-offs	1,324	2,104	821	—	42

Recoveries:
Consumer	2	—	1	—	6
Net charge-offs	$1,322	$2,104	$820	$—	$36
Allowance balance at end of period	$3,065	$2,170	$2,588	$1,808	$1,025
Total loans outstanding at end of period	$246,200	$259,097	$272,626	$283,697	$259,029
Average loans outstanding during period	$248,124	$264,476	$277,379	$266,164	$243,879
Allowance for loan losses as a percentage of non-performing loans	18.29%	13.25%	16.53%	18.73%	19.79%
Allowance for loan losses as a percentage of total loans	1.24%	0.84%	0.95%	0.64%	0.40%
Net loans charged-off as a percentage of average loans	0.53%	0.80%	0.30%	-%	0.01%

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Company’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category since the total loan loss allowance is a valuation allocation applicable to the entire loan portfolio.

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)

One-to-four family real estate	$1,251	57.65%	$733	57.66%	$969	56.94%	$683	54.68%	$471	56.31%
Commercial real estate	445	13.07	303	12.57	507	12.39	345	12.03	116	11.61
Construction	527	4.74	514	6.42	272	6.10	152	7.39	74	6.86
Consumer	13	0.45	12	0.36	11	0.34	6	0.39	7	0.49
Home equity	557	19.99	397	19.39	665	20.86	468	21.92	238	21.15
Commercial and industrial	272	4.10	211	3.60	164	3.37	154	3.59	119	3.58
Total allowance	$3,065	100.00%	$2,170	100.00%	$2,588	100.00%	$1,808	100.00%	$1,025	100.00%

Securities Portfolio

Our investment policy is designed to manage cash flows and foster earnings within prudent interest rate risk and credit risk guidelines. The portfolio mix is governed by our short term and long term liquidity needs. Rate-of-return, cash flow, rating and guarantor-backing are also considered when making investment decisions. The purchase of principal only and stripped coupon interest only security instruments is specifically not authorized by our investment policy. Furthermore, other than government related securities which may not be rated, we only purchase securities with a rating of AAA or AA. We invest primarily in mortgage-backed securities, U.S. Government obligations, U.S. Government agency issued securities and Corporate Bonds.

Mortgage-backed securities represent a participation interest in a pool of mortgages issued by U.S. government agencies or government-sponsored enterprises, such as Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”), and the Federal National Mortgage Association (“Fannie Mae”), as well as non-government, private corporate issuers. Mortgage-backed securities are pass-through securities and generally yield less than the mortgage loans underlying the securities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder.

Mortgage-backed securities issued or sponsored by U.S. government agencies and government-sponsored entities are guaranteed as to the payment of principal and interest to investors. Private corporate issuers’ mortgage-backed securities typically offer rates above those paid on government agency issued or sponsored securities, but lack the guaranty of those agencies.

Corporate bonds often pay higher rates than government or municipal bonds, because they tend to be riskier.  The bond holder receives interest payments (yield) and principal and is repaid on a fixed maturity date.  Corporate bonds can mature anywhere between 1 to 30 years and changes in interest rates are generally reflected in the bond prices.  Corporate bonds carry no claims to ownership and do not pay a dividend, but are considered to be less risky than stocks, since the company has to pay off all of its debts (including bonds) before it handles its obligations to stockholders.  Corporate bonds have a wide range of ratings and yields because the financial health of the issuers can vary widely,

FASB ASC 320, “Investments - Debt and Equity Securities,” requires that securities be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. FASB ASC 320 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

At the present time, nearly our entire securities portfolio is purchased with the intent to hold each security until maturity.  At June 30, 2012, we maintained a small trading account totaling $52,000 and the rest of our securities portfolio was classified as held to maturity.  Securities not classified as “held to maturity” or as “trading securities” are classified as “available for sale” and are reported at fair value with unrealized gains and losses on the securities impacting equity.  There were no available for sale securities at June 30, 2012 and 2011.

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

At June 30, 2012, our securities portfolio did not contain securities of any issuer, other than the U.S. Government agencies and government-sponsored enterprises, having an aggregate book value in excess of 10% of stockholders’ equity. We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our held to maturity securities portfolio at June 30, 2012. Our held to maturity securities portfolio is carried at amortized cost.  This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

	At June 30, 2012
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

U.S. Government Agency Obligations	$-	-%	$3,000	1.17%	$1,017	1.50%	$33,001	3.16%	$37,018	2.95%	$37,445

Mortgage-Backed Securities:
Government National Mortgage Association	-	-	2	9.72	-	-	18	2.00	20	2.88	22
Federal Home Loan Mortgage Corporation	-	-	34	6.52	143	3.16	148	2.82	325	3.36	333
Federal National Mortgage Association	-	-	9	6.65	6,967	3.21	2,799	3.07	9,775	3.17	10,189
Corporate bonds	-	-	1,528	2.05	615	6.82	-	-	2,143	3.42	2,127
Certificate of deposits	-	-	1,180	0.92	245	1.75	-	-	1,425	1.06	1,424
Total	$-	-%	$5,753	1.40%	$8,987	3.22%	$35,966	3.15%	$50,706	2.96%	$51,540

The following table sets forth the carrying value of our held to maturity securities portfolio at the dates indicated. Securities classified as held to maturity are shown at our amortized cost.

	At June 30
	2012	2011	2010
	(In thousands)

U.S. Government Agency Obligations	$37,018	$40,266	$44,772
Government National Mortgage Association	20	23	27
Federal Home Loan Mortgage Corporation	325	396	461
Federal National Mortgage Association	9,775	1,008	2,217
Corporate bonds	2,143	-	-
Certificates of deposits	1,425	-	-
Total securities held to maturity	$50,706	$41,693	$47,477

Sources of Funds

General. Deposits are our major source of funds for lending and other investment purposes. To the extent that our loan originations may exceed the funding available from deposits, we have borrowed funds from the Federal Home Loan Bank to supplement the amount of funds for lending and funding daily operations.

In addition, we derive funds from loan and mortgage-backed securities principal repayments, interest, and proceeds from the maturity and call of investment securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by pricing strategies and money market conditions.

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

Deposits are obtained primarily from within New Jersey. The Bank also utilizes brokered deposits as a funding source.  Brokered deposits at June 30, 2012 totaled $3.1 million.  Premiums or incentives for opening accounts are sometimes offered. We periodically select particular certificate of deposit maturities for promotion in connection with asset/liability management and interest rate risk concerns.

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

	For the Year Ended June 30,
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Average	of Total	Nominal	Average	of Total	Nominal	Aveage	of Total	Nominal
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)

Non-interest-bearing demand	$16,094	5.65%	—%	$12,829	4.43%	—%	$11,417	3.93%	—%
Interest-bearing demand	34,012	11.94	0.18	31,333	10.82	0.32	29,067	10.02	0.53
Savings and club	112,901	39.63	0.37	117,794	40.67	0.67	115,998	39.97	1.25
Certificates of deposit	121,858	42.78	1.78	127,683	44.08	2.07	133,746	46.08	2.64

Total deposits	$284,865	100.00%	0.93%	$289,639	100.00%	1.22%	$290,228	100.00%	1.77

The following table sets forth certificates of deposit classified by interest rate categories as of the dates indicated.

		At June 30,
		2012		2011		2010
		Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
		(Dollars in thousands)
Interest Rate:
Under - 1.00%		$46,094	38.52%	$45,102	36.95%	$3,884	2.92%
1.00% - 1.99%		44,694	37.35	37,018	30.33	73,020	54.83
2.00% - 2.99%		10,728	8.97	8,276	6.78	17,057	12.81
3.00% - 3.99%		7,225	6.04	18,730	15.34	24,246	18.20
4.00% - 4.99%		3,177	2.65	3,334	2.73	5,252	3.94
5.00% - 5.99%		7,712	6.45	9,604	7.87	9,717	7.30
6.00	% +	26	0.02	-	-	-	-
Total		$119,656	100.00%	$122,064	100.00%	$133,176	100.00%

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2012.

	Amount Due
	Year Ended June 30,
	2013	2014	2015	2016	2017	After June 30, 2017	Total
	(In thousands)
Interest Rate:
Under - 1.00%	$40,299	$5,865	$-	$-	$-	$-	$46,094
1.00% - 1.99%	18,105	17,459	7,303	544	1,022	261	44,694
2.00% - 2.99%	937	510	932	4,724	2,020	1,605	10,728
3.00% - 3.99%	402	606	3,447	2,073	-	697	7,225
4.00% - 4.99%	1,750	400	82	-	945	-	3,177
5.00% - 5.99%	1,548	338	1,810	1,260	1,264	1,492	7,712
6.00% +	5	21	-	-	-	-	26
Total	$62,976	$25,199	$13,574	$8,601	$5,251	$4,055	$119,656

The following table shows the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2012.

Certificates of Deposit
(In thousands)
Remaining Time Until Maturity:
Within three months	$7,945
Three through six months	6,459
Six through twelve months	7,838
Over twelve months	26,730
Total	$48,972

Borrowings. To supplement our deposits as a source of funds for lending or investment, we have borrowed funds in the form of advances from the Federal Home Loan Bank of New York.  At June 30, 2012, our collateralized borrowing limit with the Federal Home Loan Bank was $78.1 million and our outstanding borrowings with the Federal Home Loan Bank totaled $20.0 million. Information regarding our total borrowings as of June 30, 2012 is set forth in the following table.

	At June 30, 2012
	Balance	Rate	Maturity
Total Borrowings:
Ten year fixed rate convertible advance	$10,000	3.272%	November 2017
Ten year fixed rate convertible advance	$10,000	3.460%	March 2018

Advances from the Federal Home Loan Bank of New York are typically secured by the Federal Home Loan Bank stock and a portion of our residential mortgage loans and by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. Additional information regarding our borrowings is included under Note 9 to our consolidated financial statements beginning on page F-1.

Subsidiary Activity

MSB Financial Corp. has no direct subsidiaries other than Millington Savings Bank. The Bank has one wholly owned subsidiary, Millington Savings Service Corp., formed in 1984. The service corporation is currently inactive.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank was signed into law.  The Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act created a new Financial Stability Oversight Council to identify systemic risks in the financial system and gave federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act eliminated our current primary federal regulator, the Office of Thrift Supervision, and subjected savings and loan holding companies to greater regulation.  The Dodd-Frank Act additionally created a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act has and is expected to continue to have a significant impact on our business and operations.  Among the provisions that are likely to affect us are the following:

Elimination of OTS.  As a result of the Dodd-Frank Act, the OTS, our former primary federal regulator was eliminated effective July 21, 2011. The primary federal regulator of the Company is now the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Federal Reserve generally has rulemaking, examination, supervision and oversight authority over our operations and the FDIC will retain secondary authority over the Bank.

New Limits on MHC Dividend Waivers.  Effective as of the date of transfer of OTS’s duties, the Dodd-Frank Act made significant changes in the law governing waivers of dividends by mutual holding companies.  After that date, a mutual holding company may only waive the receipt of a dividend from a subsidiary if no insider of the mutual holding company or their associates or tax-qualified or non-tax-qualified employee stock benefit plan holds any shares of the class of stock to which the waiver would apply, the mutual holding company gives written notice of its intent to waive the dividend at least 30 days prior to the proposed payment date, and the Federal Reserve does not object.  The Federal Reserve will not object to a dividend waiver if it determines that the waiver would not be detrimental to the safe and sound operation of the savings association, the mutual holding company’s board determines that the waiver is consistent with its fiduciary duties and the mutual holding company has waived dividends prior to December 1, 2009. MSB Financial Corporation is grandfathered under this provision.  In addition, waived dividends must be taken into account in determining the appropriate exchange ratio for a second-step conversion of a mutual holding company unless the mutual holding company has waived dividends prior to December 1, 2009.  On July 21, 2011, an interim final regulation adopted by the Federal Reserve added an additional requirement that any dividend waivers be approved by members at least every 12 months.

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

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadened the base for FDIC insurance assessments, required the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Qualified Thrift Lender Test.  Under the Dodd-Frank Act, a savings association that fails the qualified thrift lender test will be prohibited from paying dividends, except for dividends that: (i) would be permissible for a national bank; (ii) are necessary to meet obligations of a company that controls the savings association; and (iii) are specifically approved by the  Federal Reserve.  In addition, a savings association that fails the qualified thrift lender test will be deemed to have violated Section 5 of the HOLA and may become subject to enforcement actions thereunder.

Corporate Governance. The Dodd-Frank Act required publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorized the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act also directed the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gave the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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

Debit Card Interchange Fees.  Effective July 21, 2011, the Dodd-Frank Act required that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud.  The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

Consumer Financial Protection Bureau.  The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act allowed borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permitted states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permitted state attorneys general to enforce compliance with both the state and federal laws and regulations.

Holding Company Regulation

General.  The Company is a savings and loan holding company within the meaning of Section 10 of the HOLA.  As a result of the Dodd-Frank Act, it is now required to file reports with the Federal Reserve and is subject to regulation and examination by the Federal Reserve, as successor to the OTS.  The Company must also obtain regulatory approval from the Federal Reserve before engaging in a certain transactions, such as mergers with or acquisitions of other financial institutions.  In addition, the Federal Reserve has enforcement authority over the Company and any non-savings institution subsidiaries.  This permits the Federal Reserve to restrict or prohibit activities that it determines to be a serious risk to the Bank.  This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

The Federal Reserve has indicated that, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the HOLA, it intends to apply its current supervisory approach to the supervision of bank holding companies to savings and loan holding companies.  The stated objective of the Federal Reserve will be to ensure the savings and loan holding company and its non-depository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the safety and soundness of the subsidiary depository institutions.  The Federal Reserve has generally adopted the substantive provisions of OTS regulations governing savings and loan holding companies on an interim final basis with certain modifications as discussed below.

Activities Restrictions.  As a savings and loan holding company and as a subsidiary holding company of a mutual holding company, the Company is subject to statutory and regulatory restrictions on its business activities.  The non-banking activities of the Company and its non-savings institution subsidiaries are restricted to certain activities specified by the Federal Reserve regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987 and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956, as amended, or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act.  Before engaging in any non-banking activity or acquiring a company engaged in any such activities, the Company must file with the Federal Reserve either a prior notice or (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition.  Under the Dodd-Frank Act, a savings and loan holding company may only engage in activities authorized for financial holding companies if they meet all of the criteria to qualify as a financial holding company. Accordingly, the

Federal Reserve will require savings and loan holding companies to elect to be treated as financial holding companies in order to engage in financial holding company activities.  In order to make such an election, the savings and loan holding company and its depository institution subsidiaries must be well capitalized and well managed.

Mergers and Acquisitions.  The Company must obtain approval from the Federal Reserve before acquiring, directly or indirectly, more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation, or purchase of its assets.  Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the FDIC.  In evaluating an application for the Company to acquire control of a savings institution, the Federal Reserve would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Waivers of Dividends by MSB Financial MHC.  As previously permitted by OTS policies, the MHC has historically waived the receipt of dividends from the Company.  The OTS reviewed dividend waiver notices on a case-by-case basis and, in general, did not object to any such waiver if; (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members, and (ii) the waiver would not be detrimental to the safe and sound operations of the subsidiary savings association.  During the year ended June 30, 2012, the MHC waived its right, upon non-objection from the OTS, to receive cash dividends of $278,000 declared during the year.

Effective with the transfer of OTS’s jurisdiction over savings and loan holding companies to the Federal Reserve (the “transfer date”),  mutual holding companies may only waive the receipt of a dividend from a subsidiary if no insider of the mutual holding company or their associates or tax-qualified or non-tax-qualified employee stock benefit plan holds any shares of the class of stock to which the waiver would apply, or the mutual holding company gives written notice of its intent to waive the dividend at least 30 days prior to the proposed payment date and the Federal Reserve does not object.  The Federal Reserve may not object to a dividend waiver if it determines that the waiver would not be detrimental to the safe and sound operation of the savings association, the mutual holding company’s board determines that the waiver is consistent with its fiduciary duties and the mutual holding company has waived dividends prior to December 1, 2009.

The Federal Reserve’s interim final rule on dividend waivers added additional requirements before a dividend waiver will be approved. The Federal Reserve now requires that any notice of waiver of dividends include a board resolution together with any supporting materials relied upon by the MHC board to conclude that the dividend waiver is consistent with the board’s fiduciary duties.  The resolution must include; (i) a description of the conflict of interest that exists because of a MHC director’s ownership of stock in the subsidiary declaring the dividend and any actions taken to eliminate the conflict of interest, such as a waiver by the directors of their right to receive dividends; (ii) a finding by the MHC that the waiver is consistent with its fiduciary duties despite any conflict of interest; (iii) an affirmation that the MHC is able to meet the terms of any loan agreement for which the stock of the subsidiary is pledged or to which the MHC is subject; and (iv) any affirmation that  majority of the MHC’s members have approved a waiver of dividends within the past 12 months and that the proxy statement used for such vote included certain disclosures.

 Conversion of the MHC to Stock Form.  Federal regulations permit the MHC to convert from the mutual form of organization to the capital stock form of organization, commonly referred to as a second step conversion.  In a second step conversion a new holding company would be formed as a successor to the Company, the MHC’s corporate existence would end and certain depositors of the Bank would receive the right to subscribe for shares of the new holding company.  In a second step conversion, each share of common stock held by stockholders other than the MHC would be automatically converted into a number of shares of common stock of the new holding company determined pursuant to an exchange ratio that ensures that the Company’s stockholders own the same percentage of common stock in the new holding company as they owned in the Company immediately prior to the second step conversion.   The total number of shares held by the Company’s stockholders after a second step conversion also would be increased by any purchases by the Company’s stockholders in the stock offering of the new holding company conducted as part of the second step conversion.

Under the Dodd-Frank Act, waived dividends must be taken into account in determining the appropriate exchange ratio for a second-step conversion of a mutual holding company unless the mutual holding company has waived dividends prior to December 1, 2009.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or as otherwise defined by the Federal Reserve.  Under the Change in Bank Control Act, the Federal Reserve has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control is then subject to regulation as a savings and loan holding company.

Holding Company Capital Requirements.  Effective as of the transfer date, the Federal Reserve was authorized to establish capital requirements for savings and loan holding companies.  These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decrease in times of economic contraction, consistent with safety and soundness.  Savings and loan holding companies will also be require do serve as a source of financial strength for their depository institution subsidiaries.  Within five years after enactment, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements that are no less stringent than those currently applied to depository institutions and to depository institution holding companies that were not supervised by the FRB as of May 19, 2009.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets.

In addition to changes resulting from the Dodd-Frank Act, recent proposals published by the Basel Committee on Banking Supervision, or the Basel Committee, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. In July and December 2009, the Basel Committee published proposals relating to enhanced capital requirements for market risk and new capital and liquidity risk requirements for banks. On September 12, 2010, the Basel Committee announced an agreement on additional capital reforms that increases required Tier 1 capital and minimum Tier 1 common equity capital and requires banks to maintain an additional capital conservation buffer during times of economic prosperity.  On June 4, 2012, the Federal Reserve proposed new capital requirements that are consistent with Basel III and, if adopted, could affect our business. If adopted as proposed, the proposed rules will require, among other things, a minimum common equity Tier 1 capital ratio of 4.5 percent, net of regulatory deductions, and establish a capital conservation buffer of an additional 2.5 percent of common equity to risk-weighted assets above the regulatory minimum capital requirement, establishing a minimum common equity Tier 1 ratio plus capital conservation buffer at 7 percent. In addition, the proposed rules increase the minimum Tier 1 capital requirement from 4 percent to 6 percent of risk-weighted assets. The proposed rules also specify that a bank with a capital conservation buffer of less than 2.5 percent would potentially face limitations on capital distributions and bonus payments to executives.  The proposed rules would require a phase-out over a 10-year period of the inclusion of trust preferred securities as a component of Tier 1 capital beginning in 2013.

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

Regulatory Capital Requirements.  Federal Deposit Insurance Corporation capital regulations require savings institutions to meet three minimum capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2012, the Bank was in compliance with the minimum capital standards and qualified as “well capitalized.”  For the Bank’s compliance with these regulatory capital standards, see Note 14 to the consolidated financial statements. In assessing an institution’s capital adequacy, the Federal Deposit Insurance Corporation takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

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

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business, and specified liquid assets up to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. The Bank met the qualified thrift lender test as of June 30, 2012 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.
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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2012, our investment in property and equipment, net of depreciation and amortization, totaled $9.4 million, including leasehold improvements and construction in progress. The following table lists our offices.

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

Item 3. Legal Proceedings

The Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at June 30, 2012 that would have a material effect on operations or income.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Purchases of Equity Securities

(a)           Market Information. The Company’s common stock trades on the NASDAQ Stock Market under the symbol “MSBF”. The table below shows the reported high and low closing prices of common stock reported by NASDAQ and dividends declared during the periods indicated.

	High	Low	Dividends

2011
Quarter ended September 30, 2010	$8.07	$6.55	$0.03
Quarter ended December 31, 2010	$7.48	$5.66	$0.03
Quarter ended March 31, 2011	$6.70	$5.15	$0.03
Quarter ended June 30, 2011	$6.11	$5.16	$0.03

2012
Quarter ended September 30, 2011	$5.85	$4.23	$0.03
Quarter ended December 31, 2011	$5.50	$4.25	$0.03
Quarter ended March 31, 2012	$6.00	$4.26	$0.03
Quarter ended June 30, 2012	$6.84	$4.76	$0.03

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

Stockholders. As of September 24, 2012, there were approximately 581 shareholders of record of the Company’s common stock. This number does not include brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial (“street name”) owners.

(b)           Not applicable

(c)           Issuer Purchases of Equity Securities.

Treasury stock repurchases during the fourth quarter of fiscal year 2012 for the Company were as follows:

			Total number of shares	Maximum number of
			Purchased as part of	Shares that may be
	Total number of	Average price	Publicly announced	Purchased under the
Period	shares purchased	paid per share	plans or programs	plans or programs
April, 2012	1,000	$6.33	1,000	37,337
May, 2012	—	—	—	37,337
June, 2012	500	5.30	500	36,837

Total	1,500	$5.98	1,500

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

Overview

Our primary business is attracting retail deposits from the general public and using those deposits, together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for our lending and investing activities. Our loan portfolio consists of one- to four-family residential real estate mortgages, commercial real estate mortgages, construction loans, commercial loans, home equity loans and lines of credit, and other consumer loans. We also invest in U.S. Government obligations and mortgage-backed securities and to a lesser extent, corporate bonds.

We reported net income of $497,000 for the fiscal year ended June 30, 2012 as compared to net income of $706,000 for fiscal 2011.

Net interest income for fiscal 2012 was down approximately 4.0% as compared to fiscal 2011. Non-interest expense had declined approximately 7.3%. The net interest rate spread decreased in fiscal 2012 to 3.22%, compared to 3.33% for fiscal 2011, mainly as a result of a lower interest rate environment.  For the year ended June 30, 2012, interest income decreased by $1.3 million or 8.8% while interest expense decreased by $890,000 million or 21.1% as compared to 2011.

Total assets were $347.3 million at June 30, 2012, a 0.6% decrease compared to $349.5 million at June 30, 2011. The decrease in assets occurred primarily as the result of a $12.8 million decrease in loans receivable, net, offset by an increase of $9.0 million in securities held to maturity and an increase of $2.8 million in cash and cash equivalent balances.  Deposits were $283.8 million at June 30, 2012, compared to $286.2 million at June 30, 2011.  FHLB advances were $20.0 million at June 30, 2012 and June 30, 2011.

Stockholders’ equity at June 30, 2012 was $40.9 million compared to our stockholders’ equity at the prior year-end of $40.7 million, due to $497,000 of net income, an increase of $274,000 in paid-in capital and $169,000 in ESOP shares earned, offset by the repurchase of $423,000 in treasury stock, the declaration of $310,000 in cash dividends declared on our common stock and a $9,000 increase in accumulated other comprehensive loss.  Our return on average equity for fiscal 2012 was 1.21% compared to 1.74% for fiscal 2011. The decrease in return on average equity for 2012 reflects the decrease in net income for the fiscal year ended June 30, 2012 as compared to the year ended June 30, 2011.

The Company experienced a reduction in loan and deposit growth during the twelve months ended June 30, 2012, primarily due to a slowing economy.  Loans receivable, net, and deposits decreased by $12.8 million and $2.4 million, or 5.0% and 0.8%, respectively, while the Company’s securities held to maturity increased by $9.0 million or 21.6%, as did cash and cash equivalent balances increased by $2.8 million or 9.0%.  Borrowings remained unchanged from June 30, 2011 to June 30, 2012.

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

The allowance for loan losses is maintained at a level by management which represents the evaluation of known and inherent risks in the loan portfolio at the consolidated balance sheet date that are both probable and reasonable to estimate. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examinations

The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Company’s loans receivable portfolio is comprised of the following segments: residential mortgage, commercial real estate, construction, consumer and, commercial and industrial. Some segments of the Company’s loan receivable portfolio are further disaggregated into classes which allows management to better monitor risk and performance.

The residential mortgage loan segment is disaggregated into two classes: one-to four-family loans, which are primarily first liens, and home equity loans, which consist of first and second liens.  The commercial real estate loan segment consists of both owner and non-owner occupied loans which have medium risk due to historical activity on these type loans.  The construction loan segment is further disaggregated into two classes: one-to four-family owner occupied, which includes land loans, whereby the owner is known and there is less risk, and other, whereby the property is generally under development and tends to have more risk than the one-to four-family owner occupied loans.  The commercial and industrial loan segment consists of loans made for the purpose of financing the activities of commercial customers. The majority of commercial and industrial loans are secured by real estate and thus carry a lower risk than traditional commercial and industrial loans.  The consumer loan segment consists primarily of installment loans (direct and indirect) and overdraft lines of credit connected with customer deposit accounts.

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

Management evaluates individual loans in all of the loan segments (including loans in residential mortgage and consumer segments) for possible impairment if the loan is greater than $200,000 and if the loan is either in nonaccrual status is risk rated Substandard or worse or has been modified in a troubled debt restructuring.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Loans the terms of which are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a reduction in interest rate, a below market interest rate based on risk, or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as troubled debt restructurings are designated as impaired.

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

Comparison of Financial Condition at June 30, 2012 and 2011

General. Total assets were $347.3 million at June 30, 2012, compared to $349.5 million at June 30, 2011.  The Company experienced a $12.7 million or 5.0%, decrease in loans receivable, net, while securities held to maturity and cash and cash equivalent balances increased by $9.0 million and $2.8 million or 21.6% and 9.0%, respectively.  Deposits decreased $2.4 million or 0.8%, while advances from the Federal Home Loan Bank of New York remained unchanged.  The increase in securities held to maturity and cash and cash equivalents was primarily due to a decrease in loan balances as a result of low demand, and tempered by a decrease in deposit balances during this period.

Total assets decreased by $2.1 million or 0.6% between years, as did total liabilities by $2.3 million or 0.7%, and the ratio of average interest-earning assets to average-interest bearing liabilities increased to 109.22% for fiscal 2012 as compared to 107.25% for fiscal 2011.  Stockholders’ equity increased $198,000 or 0.5% to $40.9 million at June 30, 2012 compared to $40.7 million at June 30, 2011.

Loans. Loans receivable, net, declined $12.8 million, or 5.0% from $253.3 million at June 30, 2011 to $240.5 at June 30, 2012. As a percentage of assets, loans decreased to 69.2% from 72.5%. The Company’s commercial and industrial loans grew by $767,000 or 8.2% during the year, as did deposit account loans by $238,000 or 48.5% and personal loans by $3,000 or 15.0%. One-to four-family residential loans decreased by $7.5 million or 5.0%, construction loans decreased by $3.8 million or 22.7%, and home equity loans decreased by $1.0 million or 2.0%, as did commercial real estate loans, automobile loans, and overdraft protection loans by $379,000, $42,000 and $32,000 or 1.2%, 17.8% and 16.5%, respectively, between June 30, 2011 and June 30, 2012.

Securities. Our portfolio of securities held to maturity was at $50.7 million at June 30, 2012 as compared to $41.7 million at June 30, 2011. Maturities, calls and principal repayments during the year totaled $52.6 million as compared to $40.0 million during the prior year. We purchased $61.6 million of new securities during the year ended June 30, 2012 compared to $34.2 million during the year ended June 30, 2011.

Deposits. Total deposits at June 30, 2012 were $283.8 million, a $2.4 million decrease as compared to $286.2 million at June 30, 2011. Demand deposits, in aggregate, increased by $3.3 million, while savings and club accounts decreased by $3.3 million, as did certificate of deposit accounts by $2.4 million.

Borrowings. Total borrowings at June 30, 2012 and 2011 amounted to $20.0 million.  The Company did not make or repay any long term borrowings during 2012 and did not have short-term borrowings at June 30, 2012 and 2011.

Equity. Stockholders’ equity was $40.9 million at June 30, 2012 compared to $40.7 million at June 30, 2011, an increase of $198,000 or 0.5%. The $274,000 increase in paid in capital was primarily due to compensation expense attributable to the Company’s stock-based compensation plan.  Other increases in equity were due to $497,000 in net income and $169,000 in ESOP shares earned, which were offset by the declaration of $310,000 in cash dividends declared on our common stock, a $423,000 increase in treasury stock due to repurchases, and an $9,000 increase in accumulated other comprehensive loss.

Comparison of Operating Results for the Two Years Ended June 30, 2012

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

Our net income for the year ended June 30, 2012 was $497,000, a 29.6% decrease compared to net income of $706,000 for the year ended June 30, 2011.  This decrease was the result of an increase in the provision for loan losses, a decrease in net interest income and a decrease in non-interest income, offset by a decrease in non-interest expenses and income taxes for the year ended June 30, 2012, compared to the year ended June 30, 2011.

Net Interest Income. Net interest income for the year ended June 30, 2012 amounted to $10.5 million, 4.0% lower than net interest income for the year ended June 30, 2011 of $10.9 million. Interest income decreased by $1.3 million, or 8.8%, as did interest expense by $890,000 or 21.1% for the year ended June 30, 2012.

Average earning assets decreased by $2.9 million or 0.9% for the year ended June 30, 2012, compared to the year ended June 30, 2011, while the average rate on earning assets which decreased by 37 basis points to 4.38% for the year ended June 30, 2012, resulting in a decrease of $1.3 million or 8.8% in total interest income compared to the year ended June 30, 2011. Interest income on loans decreased by $1.5 million or 11.5% for the year ended June 30, 2012, compared to the year ended June 30, 2011, as did the average yield by 28 basis points to 4.75%. Average loan receivable balances decreased $16.4 million or 6.2% to $248.1 million for the year ended June 30, 2012, compared to $264.5 million for the year ended June 30, 2011. Interest income on securities held to maturity increased $215,000 or 12.5% for the year ended June 30, 2012, compared to the year ended June 30, 2011. Average securities held to maturity balances increased $14.2 million or 30.4% for the year ended June 30, 2012, compared to the year ended June 30, 2011, and the yield on the investment held to maturity portfolio decreased by 50 basis points to 3.18% for the year ended June 30, 2012, compared to the year ended June 30, 2011. Interest income on other interest-earning assets decreased by $18,000 or 16.8% for the year ended June 30, 2012, compared to the year ended June 30, 2011 due to an average balance decrease of $743,000 or 10.2%, and an 11 basis point decrease in yield to 1.35%.

Total interest expense decreased $890,000, or 21.1% for the year ended June 30, 2012, compared to the year ended June 30, 2011. Average interest-bearing liabilities decreased $8.0 million or 2.7%, from $296.8 million for the year ended June 30, 2011, to $288.8 million for the year ended June 30, 2012, as did the average rate on interest-bearing liabilities which decreased by 26 basis points to 1.16% for the year ended June 30, 2012, resulting in a decrease of $890,000 or 21.1% in total interest expense compared to the year ended June 30, 2011. Interest expense on deposits decreased $890,000 or 25.1% for the year ended June 30, 2012, compared to the year ended June 30, 2011, as a result of a 29 basis point reduction to 0.99% in the average rate on interest-bearing deposits, and a $8.0 million or 2.9% decrease in average interest-bearing deposits. The average balance of NOW, super NOW and money market demand account balances increased $2.7 million or 8.6%, while the average balance of savings balances decreased $4.9 million or 4.2%, and the average balance of certificates of deposit decreased by $5.8 million or 4.6% for the year ended June 30, 2012 compared to the same period ended June 30, 2011. The average rate on savings and club deposits, certificates of deposit and NOW, super NOW and money market demand accounts decreased by 30 basis points, 29 basis points, and 14 basis points, respectively, for the year ended June 30, 2012 compared to the year ended June 30, 2011.  Total interest expense on FHLB advances was $684,000 for both years ended June 30, 2012 and June 30, 2011.  Federal Home Loan Bank advance average balances were $20.0 million, at an average rate of 3.42% for both years ended June 30, 2012 and June 30, 2011.

Our net interest rate spread was 3.22% for the year ended June 30, 2012 compared to 3.33% for the year ended June 30, 2011. The spread decreased during the year ended June 30, 2012 as our average yield on interest-earning assets decreased by 37 basis points to 4.38% from 4.75%, while the cost of interest-bearing liabilities also decreased by 26 basis points to 1.16% from 1.42%, compared to the same period ended June 30, 2011.

Provision for Loan Losses. The allowance for loan losses is a valuation account that reflects our estimation of the losses inherent in our loan portfolio to the extent they are both probable and reasonable to estimate. The allowance is established through provisions for loan losses that are charged to income in the period they are established. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance. The provision for the year ended June 30, 2012 was $2.2 million as compared to $1.7 million for the year before. The allowance for loan losses as a percentage of non-performing loans was 18.3% at June 30, 2012 compared to 13.3% at June 30, 2011 and the allowance for loan losses as a percentage of total loans was 1.24% at June 30, 2012 compared to 0.84% at June 30, 2011.  While at June 30, 2012 non-performing loans increased $383,000 from the prior year, most of these loans are adequately collateralized by real estate.  Of the $16.8 million in non-performing loans at June 30, 2012, $9.0 million required specific loss allowances totaling $1,066,000.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of our bank owned life insurance. Overall, non-interest income was $662,000 for the year ended June 30, 2012 compared to $773,000 for the year ended June 30, 2011, a decrease of $111,000 or 14.4%.

Income from fees and service charges totaled $341,000 for the year ended June 30, 2012 compared to $469,000 for the year ended June 30, 2011, a reduction of $128,000 or 27.3%.  The decrease was due in part to a reduction in service fees on demand deposit accounts, including a $78,000 investment security prepayment penalty fee that was realized in the prior year period.

The unrealized loss on the Bank’s trading security portfolio was $8,000 for the year ended June 30, 2012, compared to an unrealized gain of $13,000 for the year ended June 30, 2011.

Income on bank owned life insurance was $201,000 and $196,000 for the years ended June 30, 2012 and 2011, respectively.

Other non-interest income was $128,000 and $95,000 for the years ended June 30, 2012 and 2011, respectively.  The increase was primarily attributable to an increase in income on other real estate owned.

Non-Interest Expenses. Total non-interest expenses decreased by $637,000 or 7.3% during the year ended June 30, 2012 and amounted to $8.1 million and $8.8 million for the years ended June 30, 2012 and 2011, respectively.

Other non-interest expense totaled $920,000 for the year ended June 30, 2012, compared to $1.3 million for the year ended June 30, 2011, a decrease of $348,000 or 27.4%.  The decrease in other non-interest expense was primarily attributable to decreases in other real estate and non-operating expenses.  Occupancy and equipment expense decreased by $225,000 or 13.6% to $1.4 million for the year ended June 30, 2012 compared to $1.7 million for the year ended June 30, 2011, primarily due to decreases in property taxes and other building and depreciation expenses.  FDIC assessment expense totaled $295,000 for the year ended June 30, 2012 compared to $438,000 for the year ended June 30, 2011, a decrease of $143,000 or 32.7%.  The reduction in FDIC insurance was attributable to the revised regulatory methodology used in calculating quarterly assessments that went into effect beginning with the April 30, 2011 assessment period.  Salaries and employee benefits expense totaled $3.8 million for the year ended June 30, 2012 compared to $3.9 million for the year ended June 30, 2012, a $66,000 or 1.7% reduction in expense compared to the prior year. The decrease in salaries and employee benefits expense was primarily due to a reduction in the number of employees and related salary expense, which was offset by an increase in employee benefit expense, for the year ended June 30, 2012 compared to the year ended June 30, 2011.  Salaries and employee benefits are our main non-interest expense and represented 46.9% and 44.2% of non-interest expenses for the years ended June 30, 2012 and 2011, respectively.  Advertising expense totaled $174,000 for the year ended June 30, 2012 compared to $224,000 for the year ended June 30, 2011, representing a reduction of $50,000 or 22.3%.  The decrease in advertising expense was attributable to a reduction in spending.  Professional service expense increased by $82,000 or 19.0% to $514,000, as did service bureau fees by $57,000 or 13.8% to $470,000 for the year ended June 30, 2012 compared to $432,000 and $413,000, respectively, for the year ended June 30, 2011.  The increase in professional service expense was primarily related to increases in consultant and legal expenses, whereas the increase in service bureau fees was attributable to an increase in service fees.  Directors’ compensation increased $56,000 or 12.2% for the year ended June 30, 2012 compared to the year ended June 30, 2011, primarily as a result of former President/CEO, now receiving director compensation.

Income Taxes.  Income tax expense for the year ended June 30, 2012 was $283,000 as compared to $515,000 for the year ended June 30, 2011.  The effective tax rate was 36.3% for the year ended June 30, 2012 compared to 42.2% for the year ended June 30, 2011.

Average Balance Sheet. The following tables set forth certain information for the years ended June 30, 2012, 2011 and 2010.  The average yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Year Ended June 30,
	2012			2011			2010
	Average Balance	Interest Earned/Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$248,124	$11,783	4.75%	$264,476	$13,306	5.03%	$277,379	$14,454	5.21%
Securities	60,710	1,929	3.18%	46,548	1,714	3.68%	47,530	2,282	4.80%
Other interest-earning assets(2)	6,572	89	1.35%	7,315	107	1.46%	9,381	114	1.22%
Total interest-earning assets	315,406	13,801	4.38%	318,339	15,127	4.75%	334,290	16,850	5.04%
Non-interest-earning assets	32,443			33,910			26,617
Total assets	$347,849			$352,249			$360,907
Interest-bearing liabilities:
NOW, super NOW & money market demand	$34,012	60	0.18%	$31,333	100	0.32%	$29,067	153	0.53%
Savings and club deposits	112,901	417	0.37%	117,794	794	0.67%	115,998	1,449	1.25%
Certificates of deposit	121,858	2,175	1.78%	127,683	2,648	2.07%	133,746	3,536	2.64%
Total interest-bearing deposits	268,771	2,652	0.99%	276,810	3,542	1.28%	278,811	5,138	1.84%
Federal Home Loan Bank of New York advances	20,000	684	3.42%	20,000	684	3.42%	27,756	1,017	3.66%
Total interest-bearing liabilities	288,771	3,336	1.16%	296,810	4,226	1.42%	306,567	6,155	2.01%
Non-interest-bearing deposits	16,094			12,829			11,417
Other non-interest-bearing liabilities	1,964			2,086			2,364
Total liabilities	306,829			311,725			320,348
Stockholders’ equity	41,020			40,524			40,559
Total liabilities and stockholders’ equity	$347,849			$352,249			$360,907

Net interest rate spread(3)		$10,465	3.22%		$10,901	3.33%		$10,695	3.03%
Net interest margin(4)			3.32%			3.42%			3.20%
Ratio of interest-earning assets to interest-bearing liabilities	109.22			107.25%			109.04%

________________
(1)	Non-accruing loans have been included, and the effect of such inclusion was not material. The allowance for loan losses is excluded, while construction loans in process and deferred fees are included.
(2)	Includes Federal Home Loan Bank of New York stock at cost and term deposits with other financial institutions.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis. The following table reflects the sensitivity of our interest income and interest expense to changes in volume and in prevailing interest rates during the periods indicated. Each category reflects the:  (1) changes in volume (changes in volume multiplied by past rate); (2) changes in rate (changes in rate multiplied by past volume); and (3) net change. The net change attributable to the combined impact of volume and rate has been allocated proportionally to the absolute dollar amounts of change in each.

	Year Ended June 30,			Year Ended June 30,
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans	$(801)	(722)	(1,523)	$(659)	(489)	(1,148)
Securities	470	(255)	215	(46)	(522)	(568)
Other interest-earning assets	(10)	(8)	(18)	(27)	20	(7)
Increase (decrease) in total interest income	(341)	(985)	(1,326)	(732)	(991)	(1,723)

Interest expense:
NOW and money market accounts	8	(48)	(40)	11	(64)	(53)
Savings and club	(32)	(345)	(377)	22	(677)	(655)
Certificates of deposit	(116)	(357)	(473)	(154)	(734)	(888)
Total interest-bearing deposits	(140)	(750)	(890)	(121)	(1,475)	(1,596)
Federal Home Loan Bank of New York advances	—	—	—	(269)	(64)	(333)
Increase in total interest expense	(140)	(750)	(890)	(390)	(1,539)	(1,929)

Change in net interest income	$(201)	(235)	(436)	$(342)	548	206

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

Senior management is responsible for managing our overall liquidity position and risk and is responsible for ensuring that our liquidity needs are being met on both a daily and long term basis. The Financial Review Committee, comprised of senior management and chaired by President and Chief Executive Officer is responsible for establishing and reviewing our liquidity procedures, guidelines, and strategy on a periodic basis.

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

At June 30, 2012, the Bank had outstanding commitments to originate loans of $2.7 million, unused lines of credit of $21.8 million (including $17.7 million for home equity lines of credit), and standby letters of credit of $327,000. Certificates of deposit scheduled to mature in one year or less at June 30, 2012, totaled $63.0 million.

The Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville). For additional information regarding the Bank’s lease commitments as of June 30, 2012, see Note 10 to our consolidated financial statements beginning on page F-1.

The Bank has access to cash through borrowings from the Federal Home Loan Bank, as needed, to meet its day-to-day funding obligations. At June 30, 2012, its total loans to deposits ratio was 84.8%. At June 30, 2012, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $78.1 million, of which $20.0 million was outstanding. As of June 30, 2012, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of June 30, 2012, the Bank exceeded all applicable regulatory capital requirements.  See Note 14 to our consolidated financial statements beginning at page F-1 for more information about the Bank’s regulatory capital compliance.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving Millington Savings Bank’s facilities. These financial instruments include significant purchase commitments such as commitments to purchase investment securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At June 30, 2012, our significant off-balance sheet commitments consisted of commitments to originate loans of $2.7 million, construction loans in process of $2.3 million, unused lines of credit of $21.8 million (including $17.7 million for home equity lines of credit) and standby letters of credit of $327,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since a number of commitments typically expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2012, see Note 15 to our consolidated financial statements beginning on page F-1.

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

Several years ago market interest rates were at historically low levels. Beginning in June 2004 through June 2007, the U.S. Federal Reserve increased its target federal funds rate, raising it 17 times, from 1.00% to 5.25% during this period. The Federal Reserve subsequently reduced its target federal fund rate 3 times during the fiscal year ended June 30, 2009 from 0 to 1/4%.  A normalization of the prior year’s inverted yield occurred during that year as a result of the Federal Reserves policy. The Federal Reserve did not make any further changes to it federal funds rate during the fiscal year-ended June 30, 2012.  The federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have decreased, while intermediate-and long-term market interest rates have remained stable, which we use as a guide to our loan pricing, have not decreased nor increased proportionately. The Bank has begun to realize a reduction in its deposit portfolio average rate more recently.

Quantitative Analysis. The following table presents the Bank’s net portfolio value as of June 30, 2012. The Bank outsources its interest rate risk modeling and the net portfolio values (own in this table were calculated by an outside consultant, based on information provided by the Bank.

	At June 30, 2012
	Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets
Changes in Rates	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
	(In thousands)
+500 bp	19,160	(29,827)	(60.89%)	6.35%	(743bp)
+400 bp	28,868	(20,119)	(41.07%)	9.17%	(461bp)
+300 bp	36,899	(12,088)	(24.68%)	11.27%	(251bp)
+200 bp	43,982	(5,006)	(10.22%)	12.99%	(80bp)
+100 bp	47,951	(1,036)	(2.12%)	13.78%	-bp
0 bp	48,987	—%		13.78%	-bp
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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2012.

(a)	Internal Control Over Financial Reporting

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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2012.

/s/ Michael A. Shriner	/s/ Jeffrey E. Smith
Michael A. Shriner	Jeffrey E. Smith
President and Chief Executive Officer	Vice President and Chief Financial Officer

2.           Report of Independent Registered Public Accounting Firm

Not applicable as the Company is a smaller reporting company.

3.           Change in Internal Control over Financial Reporting

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Proposal I – Election of Directors,” “Section 16(a) Beneficial Reporting Compliance” and “Corporate Governance” in the Registrant’s definitive proxy statement for the Registrant’s 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”) is incorporated herein by reference.

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

(d)
Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2012 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the information contained under the sections captioned “Corporate Governance-Director Independence” and “Related Party Transactions “ in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information relating to this item is incorporated herein by reference to the information contained under the section captioned “Proposal II – Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)           The following financial statements and the report of independent registered public accounting firm appear in this Annual Report on Form 10-K immediately after this Item 15:

Consolidated Statements of Financial Condition as of June 30, 2012 and 2011
Consolidated Statements of Comprehensive Income For the Years Ended June 30, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended June 30, 2012 and 2011
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           The following exhibits are filed as part of this report:

3.1	Charter of MSB Financial Corp. *
3.2	Bylaws of MSB Financial Corp. *
4	Stock Certificate of MSB Financial Corp.*
10.1	Employment Agreement with Michael A. Shriner*
10.2	Employment Agreement with Jeffrey E. Smith*
10.3	Form of Executive Life Insurance Agreement*
10.4	Millington Savings Bank Executive Incentive Retirement Plan Agreement for President and Chief Executive Officer*
10.5	Millington Savings Bank Executive Incentive Retirement Plan Agreement for the Benefit of Senior Officers*
10.6	Millington Savings Bank Directors Consultation and Retirement Plan*
10.7	MSB Financial Corp. 2008 Stock Compensation and Incentive Plan, As Amended and Restated**
21	Subsidiaries of the Registrant
23	Consent of ParenteBeard, LLC
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document ***
101.SCH	XBRL Schema Document ***
101.CAL	XBRL Calculation Linkbase Document ***
101.LAB	XBRL Labels Linkbase Document ***
101.PRE	XBRL Presentation Linkbase Document ***
_______________
*	Incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 333-137294
**	Incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 333-164264
***	To be filed by amendment as permitted by Rule 405(a)(2)(iv) of Regulation S-T.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    To the Board of Directors and Stockholders
    MSB Financial Corp. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of MSB Financial Corp. and Subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSB Financial Corp. and Subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/ s / ParenteBeard LLC

Clark, New Jersey
September 28, 2012

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30,
	2012	2011
	(Dollars in thousands, except per share amount)

Cash and due from banks	$21,090	$22,117
Interest-earning demand deposits with banks	12,667	8,859

Cash and Cash Equivalents	33,757	30,976

Trading securities	52	60
Securities held to maturity (fair value of $51,540 and $41,602, respectively)	50,706	41,693
Loans receivable, net of allowance for loan losses of $3,065 and $2,170, respectively	240,520	253,251
Other real estate owned	—	861
Premises and equipment	9,400	9,838
Federal Home Loan Bank of New York stock, at cost	1,365	1,384
Bank owned life insurance	6,115	5,913
Accrued interest receivable	1,341	1,334
Other assets	4,091	4,149

Total Assets	$347,347	$349,459

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$17,251	$17,494
Interest bearing	266,547	268,681

Total Deposits	283,798	286,175

Advances from Federal Home Loan Bank of New York	20,000	20,000
Advance payments by borrowers for taxes and insurance	97	177
Other liabilities	2,574	2,427

Total Liabilities	306,469	308,779

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,085,292 and 5,166,503 shares outstanding	562	562
Paid-in capital	24,214	23,940
Retained earnings	22,067	21,880
Unallocated common stock held by ESOP (109,602 and 126,463 shares, respectively)	(1,096)	(1,265)
Treasury stock, at cost, 535,333 and 454,122 shares, respectively	(4,768)	(4,345)
Accumulated other comprehensive loss	(101)	(92)

Total Stockholders’ Equity	40,878	40,680

Total Liabilities and Stockholders’ Equity	$347,347	$349,459

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended June 30,
	2012	2011
	(In thousands, except per share amounts)
Interest Income
Loans receivable, including fees	$11,783	$13,306
Securities held to maturity	1,929	1,714
Other	89	107

Total Interest Income	13,801	15,127

Interest Expense
Deposits	2,652	3,542
Borrowings	684	684

Total Interest Expense	3,336	4,226

Net Interest Income	10,465	10,901

Provision for Loan Losses	2,217	1,686

Net Interest Income after Provision for Loan Losses	8,248	9,215

Non-Interest Income
Fees and service charges	341	469
Income from bank owned life insurance	201	196
Unrealized gain (loss) on trading securities	(8)	13
Other	128	95

Total Non-Interest Income	662	773

Non-Interest Expenses
Salaries and employee benefits	3,810	3,876
Directors compensation	514	458
Occupancy and equipment	1,433	1,658
Service bureau fees	470	413
Advertising	174	224
FDIC assessment	295	438
Professional services	514	432
Other	920	1,268

Total Non-Interest Expenses	8,130	8,767

Income before Income Taxes	780	1,221
Income Taxes	283	515
Net Income	$497	$706

Weighted average number of shares of common stock outstanding-basic and diluted	4,986	5,041

Earnings per common share-basic and diluted	$0.10	$0.14

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income – (Continued)

	Years Ended June 30,
	2012	2011
	(In thousands, except per share amounts)
Other comprehensive loss, net of tax

Defined benefit pension plans:

Actuarial loss arising during period	$(24)	$(83)

Amortization of prior service cost included in net periodic pension cost	7	7

Less: amortization of unrecognized (gain) loss	8	(5)

Other comprehensive loss	(9)	(81)

Comprehensive income	$488	$625

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

				Unallocated
				Common		Accumulated
				Stock		Other	Total
	Common	Paid-in	Retained	Held by	Treasury	Comprehensive	Stockholders'
	Stock	Capital	Earnings	ESOP	Stock	Loss	Equity
	(Dollars in thousands)
Balance - June 30, 2010	$562	$23,651	$21,440	$(1,433)	$(4,241)	$(11)	$39,968

Net income			706				706
Other comprehensive loss, net of tax						(81)	(81)
Minority dividends declared ($0.12) per share			(266)				(266)
Allocation of ESOP stock		(56)		168			112
Treasury stock repurchased (16,965 Shares)					(104)		(104)
Amortization of restricted stock plan shares (22,023 Shares)		180					180
Stock-based compensation		165					165

Balance - June 30, 2011	$562	$23,940	$21,880	$(1,265)	$(4,345)	$(92)	$40,680

Net income			497				497
Other comprehensive loss, net of tax						(9)	(9)
Dividends declared ($0.12) per share			(310)				(310)
Allocation of ESOP stock		(70)		169			99
Treasury stock repurchased (81,211 Shares)					(423)		(423)
Amortization of restricted stock plan shares (22,022 Shares)		180					180
Stock-based compensation		164					164

Balance - June 30, 2012	$562	$24,214	$22,067	$(1,096)	$(4,768)	$(101)	$40,878

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended June 30,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities
Net income	$497	$706
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net accretion of securities discounts and deferred loan fees and costs	(136)	(71)
Depreciation and amortization of premises and equipment	602	654
Stock based compensation and allocation of ESOP stock	443	457
Provision for loan losses	2,217	1,686
(Gain) loss on sale of other real estate owned	(31)	61
Income from bank owned life insurance	(201)	(196)
Unrealized (gain) loss on trading securities	8	(13)
(Increase) decrease in accrued interest receivable	(7)	12
Decrease in other assets	64	199
Increase in other liabilities	39	168

Net Cash Provided by Operating Activities	3,495	3,663

Cash Flows from Investing Activities
Activity in held to maturity securities:
Purchases	(61,618)	(34,247)
Maturities, calls and principal repayments	52,632	40,030
Net decrease in loans receivable	9,594	9,395
Purchase of bank premises and equipment	(164)	(57)
Redemption of Federal Home Loan Bank of New York stock	19	20
Net proceeds from the sale of other real estate	1,921	1,699

Net Cash Provided by Investing Activities	2,384	16,840

Cash Flows from Financing Activities
Net decrease in deposits	(2,377)	(10,226)
Decrease in advance payments by borrowers for taxes and insurance	(80)	(120)
Cash dividends paid to minority shareholders	(218)	(221)
Purchase of treasury stock	(423)	(104)

Net Cash Used in Financing Activities	(3,098)	(10,671)

Net Increase in Cash and Cash Equivalents	2,781	9,832

Cash and Cash Equivalents – Beginning	30,976	21,144
Cash and Cash Equivalents – Ending	$33,757	$30,976

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	Years Ended June 30,
	2012	2011
	(In thousands)
Supplementary Cash Flows Information
Interest paid	$3,338	$4,239

Income taxes paid	$401	$652

Loan receivable transferred to other real estate	$1,029	$1,554

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

MSB Financial, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization. The MHC has not engaged in any significant business other than its ownership interest in the Company since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company. At June 30, 2012, the MHC owned 60.8% of the Company’s outstanding common shares.

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

The primary business of Millington Savings Service Corp (the “Service Corp”) was the ownership and operation of a single commercial rental property. This property was sold during the year ended June 30, 2007. Currently the Service Corp is inactive.

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

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of June 30, 2012 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with banks with original maturities of three months or less.

Securities

Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of being sold in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of applicable income taxes, reported in a separate component of stockholders’ equity.  The Company had no available for sale securities as of June 30, 2012 and 2011.

Individual securities are considered impaired when fair value is less than amortized cost. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance prescribed in Financial Accounting Standards Board (“FASB”) ASC 320, “Investment - Debt and Equity Securities”.  Accordingly, the Company accounts for temporary impairments based upon security classification as either trading, available for sale or held to maturity.  Temporary impairments on available for sale securities are recognized, on a tax-effected basis, through other comprehensive income (loss) with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Temporary impairments of held to maturity securities are not recognized in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities is disclosed in the notes to the consolidated financial statements.  The carrying value of securities held in the trading portfolio is adjusted to fair value through earnings on a monthly basis.

Other-than-temporary impairments on securities that the Company has decided to sell or will more likely than not be required to sell prior to the full recovery of their fair value to a level equal to or exceeding amortized cost are recognized in earnings.  Otherwise, the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components.  The credit-related impairment generally represents the amount by which the present value of the cash flows expected to be collected on a debt security falls below its amortized cost.  The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. Credit-related other-than-temporary impairments are recognized in earnings while noncredit-related other-than-temporary impairments are recognized, net of deferred taxes, in other comprehensive income (loss).

The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, and the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company also assesses its intent with regard to selling or holding each security as well as any conditions which may require the sale of security prior to the recovery of fair value to a level which equals or exceeds amortized cost.

Discounts and premiums on securities are accreted/amortized to maturity by use of the level-yield method. Gain or loss on sales of securities is based on the specific identification method.

Note 2 - Summary of Significant Accounting Policies (Continued)

Concentration of Risk

The Savings Bank’s lending activities are concentrated in loans secured by real estate located in the State of New Jersey.

Loans Receivable

Loans are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is well collateralized. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans including impaired loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest amount is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded credit commitments.  The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments totaling $30,000 and $40,000 at June 30, 2012 and 2011, respectively, represents management’s estimate of losses inherent in unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. All, or part, of the principal balance of loans receivable that are deemed uncollectible are charged against the allowance for loan losses when management determines that the repayment of that amount is highly unlikely.    Any subsequent recoveries are credited to the allowance for loan losses.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

The residential mortgage loan segment is disaggregated into two classes: one-to four-family loans, which are primarily first liens, and home equity loans, which consist of first and second liens.  The commercial real estate loan segment consists of both owner-and non-owner-occupied loans which have medium risk due to historical activity on these type loans.  The construction loan segment is further disaggregated into two classes: one-to-four family owner occupied, which includes land loans, whereby the owner is known and there is less risk, and other, whereby the property is generally under development and tends to have more risk than the one-to-four family owner occupied loans.  The commercial and industrial loan segment consists of loans made for the purpose of financing the activities of commercial customers. The majority of commercial and industrial loans are secured by real estate and thus carry a lower risk than traditional commercial and industrial loans.  The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

Management evaluates individual loans in all of the loan segments (including loans in residential mortgage and consumer segments) for possible impairment if the loan is either in nonaccrual status, risk rated Substandard or worse or has been modified in a troubled debt restructuring.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Note 2 - Summary of Significant Accounting Policies (Continued)

Loans the terms of which are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a reduction in interest rate, below market rate, or an extension of a loan’s stated maturity date or a non-interest bearing deficiency note. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as troubled debt restructurings are designated as impaired.

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

Other Real Estate Owned

Other real estate owned represents real estate acquired through formal foreclosure or by taking possession of the real estate and is initially recorded at the lower of cost or fair value, less estimated selling costs.  Write-downs required at the time of acquisition are charged to the allowance for loan losses establishing a new cost basis.  Thereafter, the Company maintains an allowance for decreases in the properties’ estimated fair value, through charges to earnings.  Such charges are included in other non-interest expense along with any additional property maintenance.

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

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district’s Federal Home Loan Bank according to a predetermined formula based on advances available and outstanding. The restricted stock is carried at cost.  Management’s determination of whether these shares are impaired is based on an assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge was necessary related to the FHLB restricted stock during 2012 or 2011.

Bank Owned Life Insurance

Bank owned life insurance is carried at net cash surrender value. The change in the net cash surrender value is recorded as a component of non-interest income.

Defined Benefit Plans

In accordance with applicable guidance prescribed in FASB ASC 715, “Compensation – Retirement Benefits”, the Company recognizes the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in the consolidated statement of financial condition, with changes in the funded status recorded through other comprehensive income (loss) in the year in which those changes occur.  The funded status of the plan is calculated using actuarial concepts which involve making assumptions regarding discount rate, mortality, expected rate of compensation increases and others.

Stock-based Compensation Plans

In accordance with FASB ASC 718, “Compensation – Stock Compensation”, the Company recognizes compensation expense for the total the fair value of all share-based compensation awards granted over the requisite service periods.  In addition, ASC 718 requires that cash flow activity be reported on a financing rather than an operating cash flow basis for the benefits, if any, of realized tax deductions in excess of previously recognized tax benefits on compensation expense.

Advertising

The Company expenses advertising and marketing costs as incurred.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return with the MHC. Federal income taxes are allocated based on the contribution of their respective income or loss to the consolidated income tax return. Separate state income tax returns are filed.

Federal and state income taxes have been provided in these consolidated financial statements on the basis of reported income. The amounts reflected on the income tax returns differ from these provisions due principally to temporary differences in the reporting of certain items of income and expense for financial reporting and

Note 2 - Summary of Significant Accounting Policies (Continued)

income tax reporting purposes. Deferred income taxes are recorded to recognize such temporary differences.

The Company follows the provisions of FASB ASC 740, “Income Taxes”, formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN48”).  ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation under ASC 740, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended June 30, 2012 and 2011. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statement of income. The Company did not recognize any interest and penalties for the years ended June 30, 2012 and 2011.  The tax years subject to examination by the taxing authorities are the years ended June 30, 2011, 2010, and 2009.

Off-Balance Sheet Credit-Related Financial Instruments

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under lines of credit. Such financial instruments are recorded when they are funded.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings per share did not differ from basic earnings per share for the years ended June 30, 2012 and 2011, as the 275,410 weighted average number of outstanding stock options for the years ended June 30, 2012 and 2011, were all anti-dilutive.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes benefit plans amounts recognized under ASC 715, “Comprehensive-Retirement Benefits”.  This item of other comprehensive income (loss) reflects, net of tax, prior service costs and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of ASC 715 along with actuarial losses arising during the current period.

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

Note 3 - Stock Offering and Stock Repurchase Program

A Registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Savings Bank’s newly established ESOP. Net proceeds of the offering totaled approximately $24.5 million. Concurrent with the closing of the offering, the MHC received 3,091,344 shares of Company common stock in exchange for the 10,000 shares previously owned. At June 30, 2012, the MHC is the majority stockholder of the Company owning 60.8% of the Company’s outstanding common stock. Prior to January 4, 2007, the MHC owned 100% of the Company’s outstanding 10,000 shares of common stock.

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

On August 21, 2008, the Company announced that the Board of Directors had authorized a second stock repurchase program pursuant to which the Company intended to repurchase up to an additional 5%, or 120,140 shares.  The Company repurchased all 120,140 shares authorized under this repurchase program during the year ended June 30, 2009.

On February 9, 2009, the Board of Directors authorized a third stock repurchase program pursuant to which the Company intended to repurchase up to 114,134 shares or approximately 5% of its outstanding shares.  The Company repurchased 63,100 shares authorized under this repurchase program during the year ended June 30, 2009.

On August 17, 2009, the Company announced that the Board of Directors had authorized a fourth stock repurchase program pursuant to which the Company intended to repurchase the balance of shares that were still outstanding from the third stock repurchase program which had expired on August 10, 2009.  During the year ended June 30, 2010, the Company repurchased 51,034 shares authorized under this repurchase program at a cost of $460,000 or $9.01 per share.

On March 12, 2010, the Company announced that the Board of Directors had authorized a fifth stock repurchase program pursuant to which the Company intended to repurchase up to an additional 5%, or 108,427 shares.  During the years ended June 30, 2010 and 2011, the Company repurchased 76,419 and 3,300 shares authorized under this repurchase program at a cost of $637,000 or $7.99 per share, respectively.

On October 12, 2010, the Company announced that the Board of Directors had authorized a sixth stock repurchase program pursuant to which the Company intended to repurchase the balance of shares that were still outstanding from the fifth stock repurchase program (28,708 shares).  As of December 31, 2010, the date of this program’s expiration, the Company repurchased 6,065 shares authorized under this repurchase program at a cost of $37,000 or $6.06 per share.

On March 3, 2011, the Company announced that the Board of Directors had authorized a seventh repurchase program pursuant to which the Company intended to repurchase the balance of shares that were still outstanding from the sixth stock repurchase program which expired on  December 31, 2010 (22,643shares).  As of June 30, 2011, the Company repurchased 7,600 shares authorized under this repurchase program at a cost of $44,000 or $5.74 per share.

Note 3 - Stock Offering and Stock Repurchase Program (Continued)

On June 20, 2011, the Company announced that the Board of Directors had authorized an eighth stock repurchase program pursuant to which the Company intended to repurchase the balance of shares that were still outstanding from the seventh stock repurchase program (15,043 shares).  During the first quarter of fiscal 2012, the Company repurchased 1,699 shares authorized under the seventh repurchase program at a cost of $9,000 or $5.50 per share.

On September 12, 2011, the Company announced that the Board of Directors had authorized a ninth stock repurchase program pursuant to which the Company intended to repurchase the balance of shares that were still outstanding from the eighth stock repurchase program (13,344 shares).  The Company repurchased these shares during the second quarter of 2012 at a cost of $67,000 or $5.05 per share.

On November 9, 2011, the Company announced that the Board of Directors had authorized a tenth stock repurchase program pursuant to which the Company intended to repurchase up to an additional 5% of the Company’s outstanding shares, or 103,005 shares.  As of March 31, 2012, the Company repurchased 64,668 shares authorized under the tenth repurchase program at a cost of $337,000 or $5.21 per share.  During the nine months ended March 31, 2012, an aggregate of 79,711 shares were repurchased under the aforementioned plans at a cost of $414,000 or $5.19 per share.

 On March 12, 2012, the Company announced that the Board of Directors had authorized an eleventh repurchase program pursuant to which the Company intends to repurchase the balance of shares that were still outstanding from the tenth stock repurchase program (38,837 shares).  As of June 30, 2012, the Company repurchased 2,000 shares authorized under this repurchase program at a cost of $12,000 or $5.81 per share.

On June 18, 2012, the Company announced the Board of Directors had authorized a twelfth repurchase program pursuant to which the Company intends to repurchase the balance of shares that were still outstanding from the eleventh stock repurchase program.  Under this program, the Company intends to repurchase up to 36,837 shares.  On August 21, 2012, the Company repurchased the remaining 36,837 shares authorized under this repurchase program at a cost of $217,000 or $5.89 per share.

During the twelve months ended June 30 2012, an aggregate of 81,211 shares were repurchased under the aforementioned programs at a cost of $423,000 or $5.20 per share.

The MHC waived its right, upon the non-objection of the Office of Thrift Supervision, to receive cash dividends declared on the 3,091,344 shares of Company common stock that it owned through the nine month period ended March 31, 2012.  The MHC did receive $93,000 in cash dividends on the 3,091,344 shares that it owned during the quarter ended June 30, 2012, as the Company’s new regulator (the Federal Reserve) suspended the previous dividend waiver program.  During the year ended June 30, 2012, the MHC waived its right to receive dividends declared by the Company totaling approximately $278,000.

Note 4 - Securities Held to Maturity

The amortized cost of securities held to maturity and their estimated fair values are summarized as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2012:
U.S. Government agencies	$37,018	$428	$1	$37,445
Mortgage-backed securities	10,120	456	32	10,544
Corporate bonds	2,143	—	16	2,127
Certificates of deposits	1,425	2	3	1,424

	$50,706	$886	$52	$51,540

June 30, 2011:
U.S. Government agencies	$40,266	$200	$387	$40,079
Mortgage-backed securities	1,427	96	—	1,523

	$41,693	$296	$387	$41,602

All mortgage-backed securities at June 30, 2012 and 2011 have been issued by FNMA, FHLMC or GNMA and are secured by 1-4 family residential real estate.

The amortized cost and estimated fair value of securities held to maturity at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
U.S. Government agencies:
Due after one year through five years	$3,000	$3,006
Due after five years through ten years	1,017	1,000
Due thereafter	33,001	33,439
	37,018	37,445

Mortgage-backed securities	10,120	10,544

Corporate Bonds
Due after one year through five years	1,528	1,519
Due after five years through ten years	615	608
	2,143	2,127

Certificates of Deposits
Due after one year through five years	1,180	1,179
Due after five years through ten years	245	245
	1,425	1,424
	$50,706	$51,540

There were no sales of securities held to maturity during the years ended June 30, 2012 and 2011.  At June 30, 2012 and 2011, securities held to maturity with a fair value of approximately $825,000 and $1,094,000, respectively, were pledged to secure public funds on deposit.

Note 4 - Securities Held to Maturity (Continued)

The following table provides the gross unrealized losses and fair value of securities in an unrealized loss position, by the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2012:
U.S. Government agencies	$2,000	$1	$—	$—	$2,000	$1
Mortgage-backed securities	4,030	32	—	—	4,030	32
Corporate bonds	2,127	16	—	—	2,127	16
Certificates of deposits	442	3	—	—	442	3
	$8,599	$52	$—	$—	$8,599	$52

June 30, 2011:
U.S. Government agencies	$29,859	$387	$—	$—	$29,859	$387

At June 30, 2012, management concluded that the unrealized losses above (which related to two U.S. Government agency bonds, two mortgage-backed securities, four corporate bonds and two certificates of deposit compared to one U.S. Government agency bond, as of June 30, 2011) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the full recovery of fair value to a level which equals or exceeds amortized cost.  The losses above are primarily related to market interest rates.

Note 5 - Loans Receivable and Allowance for Loan Losses

The composition of total loans receivable at June 30, 2012 and 2011 is as follows:

	2012	2011
	(In thousands)
Residential mortgage:
One-to-four family	$141,927	$149,399
Home equity	49,224	50,240

	191,151	199,639

Commercial real estate	32,181	32,559
Construction	11,669	16,633
Commercial and industrial	10,092	9,325

	53,942	58,517

Consumer:
Deposit accounts	728	491
Automobile	194	236
Personal	23	20
Overdraft protection	162	194

	1,107	941

Total Loans Receivable	246,200	259,097

Loans in process	(2,261)	(3,452)
Deferred loan fees	(354)	(224)

	$243,585	$255,421

At June 30, 2012 and 2011, the Company had loans in the amount of $26.1 million and $15.3 million, respectively, that were considered to be impaired. At June 30, 2012 and 2011, $9.0 million and $3.6 million of the loans deemed impaired were subject to specific allowances totaling $1.1 million and $685,000, respectively.  The average balances of impaired loans outstanding during the years ended June 30, 2012 and 2011 were $24.4 million and $15.3 million, respectively. Interest income recorded on impaired loans during the years ended June 30, 2012 and 2011 was $774,000 and $382,000, respectively. During the years ended June 30, 2012 and 2011, $3.8 million and $3.1 million of loans were modified in troubled debt restructurings.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following tables present impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of June 30, 2012 and 2011.  The average recorded investment and interest income recognized is presented for the year ended June 30, 2012.

	June 30, 2012			Year Ended June 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$10,622	$10,980	$-	$9,824	$347
Home equity	2,933	3,071	-	2,503	137
Commercial real estate	2,995	3.032	-	3,236	111
Construction One-to-four family occupied	225	225	-	90	-
Commercial and industrial	342	342	-	329	9
	17,117	17,650	-	15,982	604
With an allowance recorded:
Residential mortgage
One-to-four family	4,096	4,637	304	3,748	42
Home equity	719	988	264	993	7
Commercial real estate	459	459	41	367	26
Construction
One-to-four family occupied	1,940	1,940	147	1,164	83
Other	1,033	1,007	190	1,417	-
Commercial and industrial	722	722	153	689	12
	8,969	9,753	1,099	8,378	170
Total:
Residential mortgage
One-to-four family	14,718	15,617	304	13,572	389
Home equity	3,652	4,059	264	3,496	144
Commercial real estate	3,454	3,491	41	3,603	137
Construction
One-to-four family occupied	2,165	2,165	147	1,254	83
Other	1,033	1,007	190	1,417	-
Commercial and industrial	1,064	1,064	153	1,018	21
	$26,086	$27,403	$1,099	$24,360	$774

(1)
As of June 30, 2012, impaired loans listed above included $15.4 million of loans previously modified in troubled debt restructurings (“TDRs”) and as such are considered impaired under GAAP.  As of June 30, 2012, $8.3 million of these loans have been performing in accordance with their modified terms for an extended period of time and as such removed from non-accrual status and considered performing.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

	June 30, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Residential mortgage
One-to-four family	$6,833	$7,671	$-
Home equity	1,074	1,267	-
Commercial real estate	3,618	3,633	-
Commercial and industrial	142	142	-
	11,667	12,713	-
With an allowance recorded:
Residential mortgage
One-to-four family	1,290	1,357	113
Home equity	786	1,031	149
Construction
Other	1,027	1,014	323
Commercial and industrial	500	500	100
	3,603	3,902	685
Total:
Residential mortgage
One-to-four family	8,123	9,028	113
Home equity	1,860	2,298	149
Commercial real estate	3,618	3,633	-
Construction
Other	1,027	1,014	323
Commercial and industrial	642	642	100
	$15,270	$16,615	$685

Credit Quality Indicators

Management uses an eight point internal risk rating system to monitor the credit quality of the loans in the Company’s commercial real estate, construction and commercial and industrial loan segments.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually or when credit deficiencies, such as delinquent loan payments, arise. The criticized rating categories utilized by management generally follow bank regulatory definitions. The first six risk rating categories are considered not criticized, and are aggregated as “Pass” rated.  The “Special Mention” category includes assets that are currently protected, but are potentially weak, resulting in increased credit risk and deserving management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified “Substandard” have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified “Doubtful” have all the weaknesses inherent in loans classified “Substandard” with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a “Loss” are considered uncollectible and subsequently charged off.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of June 30, 2012 and 2011:

As of June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$26,610	$2,861	$1,355	$1,262	$41	$32,129
Construction
One-to-four family owner occupied	1,774	1,793	225	-	147	3,939
Other	3,322	1,150	-	791	190	5,453
Commercial and Industrial	8,767	68	207	874	153	10,069

Total	$40,473	$5,872	$1,787	$2,927	$531	$51,590

As of June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$28,017	$900	$3,144	$474	$-	$32,535
Construction
One-to-four family owner occupied	7,113	-	-	-	-	7,113
Other	306	-	4,726	704	323	6,059
Commercial and Industrial	8,220	327	264	401	99	9,311

Total	$43,656	$1,227	$8,134	$1,579	$422	$55,018

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  Loans on which the accrual of interest has been discontinued amounted to $14,585,000 and $14,070,000 at June 30, 2012 and 2011, respectively. During the years ended June 30, 2012 and 2011, $292,000 and $308,000, respectively, in interest was collected and recognized on these loans. During the years ended June 30, 2012 and 2011, had all such loans been performing in accordance with their original terms, interest income of $813,000 and $843,000, respectively, would have been recognized.

The Company is committed to lending approximately $175,000 in additional funds on two of the non-accrual loans which will be used to make improvements to the properties which are intended to increase the value of the properties.  At June 30, 2012 and 2011, the Savings Bank had loans which were ninety days or more delinquent and still accruing interest of $2.2 million and $2.3 million, respectively. Such loans were considered to be well collateralized and in the process of collection.  The following table represents the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of June 30, 2012 and 2011:

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

As of June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$4,936	1,790	7,946	14,672	$126,994	$141,666	$9,003	$1,263
Home equity	877	388	1,239	2,504	46,718	49,222	923	906
Commercial real estate	770	-	1,602	2,372	29,757	32,129	2,337	-
Construction
One-to-four family owner occupied	-	-	225	225	3,714	3,939	225	-
Other	-	-	1,034	1,034	4,419	5,453	1,033	-
Commercial and industrial	118	-	1,064	1,182	8,887	10,069	1,064	-
Consumer	36	-	1	37	1,070	1,107	-	1
Total	$6,737	$2,178	$13,111	$22,026	$221,559	$243,585	$14,585	$2,170

As of June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$2,896	501	8,065	11,462	$137,761	$149,223	$8,317	$1,369
Home equity	594	42	1,315	1,951	48,288	50,239	950	934
Commercial real estate	1,856	-	1,628	3,484	29,051	32,535	3,132	-
Construction
One-to-four family owner occupied	-	-	-	-	7,113	7,113	-	-
Other	-	-	1,027	1,027	5,032	6,059	1,027	-
Commercial and industrial	165	-	642	807	8,504	9,311	642	-
Consumer	7	6	-	13	928	941	2	-
Total	$5,518	$549	$12,677	$18,744	$236,677	$255,421	$14,070	$2,303

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The following table summarizes the allowance for loan losses and the loan receivable balances, by the portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2012 and 2011.

	As of June 30, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:			(In thousands)
Ending Balance	$1,808	$445	$527	$272	$13	$3,065
Ending balance: individually evaluated for impairment	$568	$41	$337	$153	$-	$1,099
Ending balance: collectively evaluated for impairment	$1,240	$404	$190	$119	$13	$1,966

Loans receivables:
Ending balance	$190,888	$32,129	$9,392	$10,069	$1,107	$243,585
Ending balance: individually evaluated for impairment	$18,370	$3,454	$3,198	$1,064	$-	$26,086
Ending balance: collectively evaluated for impairment	$172,518	$28,675	$6,194	$9,005	$1,107	$217,499

	As of June 30, 2011
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:			(In thousands)
Ending Balance	$1,130	$303	$514	$211	$12	$2,170
Ending balance: individually evaluated for impairment	$262	$-	$323	$100	$-	$685
Ending balance: collectively evaluated for impairment	$868	$303	$191	$111	$12	$1,485

Loans receivables:
Ending balance	$199,462	$32,535	$13,172	$9,311	$941	$255,421
Ending balance: individually evaluated for impairment	$9,983	$3,618	$1,027	$642	$-	$15,270
Ending balance: collectively evaluated for impairment	$189,479	$28,917	$12,145	$8,669	$941	$240,151

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

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

The following table presents changes in the allowance for loan losses for the years ended June 30, 2012 and 2011:

	Year Ended June 30, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning	$1,130	$303	$514	$211	$12	$-	$2,170
Provisions	1,978	147	13	63	16	-	2,217
Loans charged-off	(1,300)	(5)	-	(2)	(17)	-	(1,324)
Recoveries	-	-	-	-	2	-	2
Balance, ending	$1,808	$445	$527	$272	$13	$-	$3,065

Year Ended June 30
2011
(In Thousands)

Balance, beginning	$2,588
Provisions	1,686
Loans charged- off	(2,104)
Recoveries	—

Balance, ending	$2,170

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $15.4 million and $15.5 million at June 30, 2012 and June 30, 2011, respectively.  The majority of the Savings Bank’s TDRs are on accrual status.  TDRs on accrual status were $8.3 million and $12.3 million at June 30, 2012 and June 30, 2011, while TDRs on non-accrual status were $7.1 million and $3.2 million at these respective dates.  At June 30, 2012 and June 30, 2011, the allowance for loan losses included specific reserves of $234,000 and $145,000, respectively, related to TDRs.

The following table summarizes by class loans modified in TDRs during the year ended June 30, 2012.  The Company had eight loans modified in TDRs during the year ended June 30, 2012. Two of these loans were restructured as interest only for a one year period and another, for a two year period. Two of these loans were re-amortized to extend the maturities, one over thirty years and the other over forty years.  Two loans were given lower rates; one loan received a reduced rate for six months and the other loan was switched from a thirty year fixed product into an adjustable rate mortgage.  For both of these loans, the payments will be applied towards principal, interest and escrow.  The last loan was restructured by capitalizing past due amounts and granting a lower rate.

	Year Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	8	$3,809	$3,806

Total	8	$3,809	$3,860

During the year June 30, 2011, $3.1 million of loans were modified in a TDR.

The following table summarizes loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default during the year ended June 30, 2012.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

	Year Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	2	$1,107	$1,031
Home equity	1	170	170
Commercial and industrial	1	205	205

Total	4	$1,482	$1,406

Note 6 - Premises and Equipment

The components of premises and equipment at June 30, 2012 and 2011 are as follows:

	2012	2011
	(In thousands)

Land	$1,937	$1,937
Buildings and improvements	8,454	8,430
Leasehold improvements	1,780	1,780
Furnishings and equipment	1,850	1,839
Assets being developed for future use	12	16

	14,033	14,002
Accumulated depreciation and amortization	(4,633)	(4,164)

	$9,400	$9,838

Note 7 - Accrued Interest Receivable

The components of interest receivable at June 30, 2012 and 2011 are as follows:

	2012	2011
	(In thousands)

Loans	$993	$1,102
Securities held to maturity	348	232

	$1,341	$1,334

Note 8 - Deposits

Deposits at June 30, 2012 and 2011 consist of the following classifications:

	2012		2011
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Non-interest bearing demand	$17,251	—%	$17,494	—%
NOW	31,351	0.17	28,829	0.21
Super NOW	2,516	0.25	1,959	0.35
Savings and club	110,481	0.27	113,733	0.46
Money market demand	2,543	0.28	2,096	0.38
Certificates of deposit	119,656	1.60	122,064	1.94

	$283,798	0.80%	$286,175	1.04%

A summary of certificates of deposit by maturity at June 30, 2012 is as follows (in thousands):

Year ended June 30:
2013	$62,976
2014	25,199
2015	13,574
2016	8,601
2017	5,251
Thereafter	4,055

$119,656

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $48,972,000 and $51,842,000 at June 30, 2012 and 2011, respectively. Generally, deposits in excess of $250,000 are not insured by the FDIC.

A summary of interest expense on deposits for the years ended June 30, 2011 and 2010 is as follows:

	2012	2011
	(In thousands)

NOW, super NOW and money market demand	$60	$100
Savings and club	417	794
Certificates of deposit	2,175	2,648

	$2,652	$3,542

Note 9 - Borrowings

The Company participates in the Federal Home Loan Bank of New York (the “FHLB of NY”) Overnight Advance Program. Advances under this program allow the Company to borrow up to the balance of its qualifying mortgage loans that have been pledged as collateral, less any related outstanding indebtedness. As of June 30, 2012 and 2011, the Company had $78.1 million and $87.9 million, respectively, available for borrowing under this agreement.  The Company did not have any overnight borrowings with the FHLB of NY as of June 30, 2012 and 2011.

Note 9 – Borrowings (Continued)

Term advances due to the FHLB of NY at June 30, 2012 and 2011 consisted of the following:

Maturity	Fixed Interest Rate	2012	2011
		(Dollars in thousands)

November 27, 2017	3.272%	$10,000	$10,000
March 05, 2018	3.460	10,000	10,000

	3.366%	$20,000	20,000

The advances are secured by a blanket assignment of unpledged and qualifying mortgage loans.

As of June 30, 2012, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements that it could access if necessary.  There were no amounts outstanding on the line at June 30, 2012 and 2011.

Note 10 - Lease Commitments and Total Rental Expense

The Company leases three branch locations under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at June 30, 2012 (in thousands):

Year Ended June 30:
2013	$407
2014	349
2015	233
2016	233
2017	249
Thereafter	601

$2,072

The total rental expense for all leases for the years ended June 30, 2012 and 2011 was approximately $411,000 and $401,000, respectively.

Note 11 - Income Taxes

The income tax provision consists of the following for the years ended June 30, 2012 and 2011:

	2012	2011
	(In thousands)

Current expense:
Federal	$603	$316
State	182	115

	785	431
Deferred (benefit) expense:
Federal	(391)	69
State	(111)	15

	(502)	84

	$283	$515

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense included in the statements of income at June 30, 2012 and 2011, is as follows:

	2012		2011
	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in thousands)

Federal income tax at statutory rate	$266	34.0%	$415	34.0%
State tax, net of federal benefit	47	6.0	70	5.7
Bank Owned Life Insurance	(69)	(8.8)	(66)	(5.5)
Stock options	63	8.1	58	4.8
Other	(24)	(3.1)	38	3.1

	$283	36.2%	$515	42.1%

The components of the deferred tax asset at June 30, 2012 and 2011 are as follows:

	2012	2011
	(In thousands)
Deferred tax assets:
Allowances for losses on loans and commitments	$1,236	$883
Uncollected interest	460	403
Benefit plans	944	870
FDIC insurance assessment	72	72
Other	33	31
	2,745	2,259
Deferred tax liabilities
Depreciation	(110)	(132)

Net deferred tax asset	$2,635	2,127

Note 11 - Income Taxes (Continued)

Retained earnings include $1,466,000 at June 30, 2012 and 2011, for which no provision for income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 (the “Act”) eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Savings Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from the “applicable excess reserve” defined as the total amount of reserve over the base year reserve. The Savings Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

Note 12 - Benefit Plans

Directors’ Retirement Plan

The Savings Bank has a Directors’ Retirement Plan, which provides that any director meeting specified age and service requirements may retire and continue to be paid. This plan is unfunded.

The following table sets forth the accumulated benefit obligation, the changes in plan’s projected benefit obligation and the plan’s funded status as of and for the years ended June 30, 2012 and 2011:

	2012	2011
	(Dollars in thousands)

Accumulated benefit obligation – ending	$1,255	$1,032

Projected benefit obligation – beginning	$1,150	$1,045
Service cost	28	29
Interest cost	65	56
Actuarial loss	109	32
Benefit payments	(12)	(12)

Projected benefit obligation – ending	$1,340	$1,150

Plan assets at fair value – beginning	$—	$—
Employer contribution	12	12
Benefit payments	(12)	(12)

Plan assets at fair value – ending	$—	$—

Funded status at end of year (included in other liabilities)	$1,340	$1,150

Assumptions:
Discount rate	4.25%	5.75%
Rate of compensation increase	3.00%	3.00%

Note 12 - Benefit Plans (Continued)

Directors’ Retirement Plan (Continued)

Net periodic pension cost for the years ended June 30, 2012 and 2011 included the following:

	2012	2011
	(Dollars in thousands)

Service cost	$28	$29
Interest cost	65	56
Amortization of unrecognized loss	15	10
Amortization of unrecognized past service liability	11	11

Net periodic pension cost	$119	$106

Assumptions:
Discount rate	5.75%	5.50%
Rate of compensation	3.00%	3.00%

For the year ended June 30, 2013 the Savings Bank expects to contribute $68,000 to the plan.

Estimated future benefit payments for the years ending June 30, which reflect expected future service, as appropriate, are as follows (in thousands):

2013	$68
2014	76
2015	83
2016	105
2017	110
2018 – 2022	627

As of June 30, 2012 and 2011, unrecognized past service liabilities and actuarial losses aggregating $298,000 and $216,000, respectively, were included, net of income taxes of $119,000 and $87,000, respectively, in accumulated other comprehensive loss. Approximately $45,000 of this amount is expected to be recognized as a component of net periodic plan cost during the year ending June 30, 2013.

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

The following table sets forth the accumulated benefit obligation, changes in plan’s projected benefit obligation and the plan’s funded status as of and for the years ended June 30, 2012 and 2011:

	2012	2011
	(Dollars in thousands)

Accumulated benefit obligation - ending	$472	$492

Projected benefit obligation – beginning	$492	$334
Service cost	40	39
Interest cost	27	12
Actuarial loss (gain)	(69)	107
Benefits paid	(18)	—

Projected benefit obligation and funded status – ending (included in other liabilities)	$472	$492

Assumption:
Discount rate	4.25%	5.75%

Net periodic pension cost for the years ended June 30, 2012 and 2011, included the following:

	2012	2011
	(Dollars in thousands)

Service cost	$40	$39
Interest cost	27	12
Amortization of unrecognized gain	(2)	(19)
Net periodic pension cost	$65	$32

Assumption:
Discount rate	5.75%	5.50%

Note 12 - Benefit Plans (Continued)

Executive Incentive Retirement Plan (Continued)

For the year ending June 30, 2013, the Savings Bank expects to contribute $22,000 to the plan.

Estimated future benefit payments for the years ending June 30, which reflect expected future service, as appropriate, are as follows (in thousands):

2013	$22
2014	23
2015	30
2016	35
2017	36
2018 – 2022	216

As of June 30, 2012 and 2011, actuarial gains of $128,000 and $61,000, respectively, were included, net of income taxes of $50,000 and $24,000, respectively, in accumulated other comprehensive loss.  Approximately $15,000 of this amount is expected to be recognized as a component of net periodic plan cost during the year ending June 30, 2013.

401(k) Savings and Profit Sharing Plan

The Savings Bank sponsors a savings and profit sharing plan, pursuant to Section 401(k) of the Internal Revenue Code (“IRC”), for all eligible employees. The plan has a profit sharing component paid annually by the Savings Bank of 3% of each eligible employee’s compensation. Employees may also elect to defer up to 80% of their compensation, subject to IRC limitations. The Savings Bank will match 50% of the first 6% of the employee’s salary deferral up to a maximum of 3% of each employee’s compensation. The Plan expense amounted to approximately $96,000 and $117,000 for the years ended June 30, 2012 and 2011, respectively.

Employee Stock Ownership Plan

Effective upon completion of the Company’s initial public stock offering, the Savings Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees who complete a twelve-month period of employment with the Savings Bank, have attained the age of 21 and have completed at least 1,000 hours of service in a plan year. The ESOP used $2,023,420 in proceeds from a term loan obtained from the Company to purchase 202,342 shares of Company common stock. The term loan principal is payable over 48 equal quarterly installments through December 31, 2018. The interest rate on the term loan is 8.25%. Each quarter, the Savings Bank intends to make discretionary contributions to the ESOP, which will be equal to principal and interest payments required on the term loan. The ESOP may further pay down the loan with dividends paid, if any, on the Company common stock owned by the ESOP.

Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants. Base compensation is the basis for allocation to participants of contributions to the ESOP and shares released from the suspense account, as described by the Plan, in the year of allocation.

Note 12 - Benefit Plans (Continued)

ESOP shares pledged as collateral were initially recorded as unallocated ESOP shares in the consolidated statement of financial condition. On a monthly basis, 1,405 shares are allocated and compensation expense is recorded equal to the number of allocated shares multiplied by the monthly average fair value price of the Company’s common stock and the allocated shares become outstanding for basic earnings per common share computations. The difference between the fair value of shares and the cost of the shares allocated by the ESOP is recorded as an adjustment to paid-in capital.  ESOP compensation expense was approximately $91,000 and $106,000 for the years ended June 30, 2012 and 2011, respectively.

ESOP shares at June 30 are summarized as follows:

	2012	2011

Allocated shares - beginning	75,879	59,017
Shares allocated during the year	16,862	16,862
Allocated shares - ending	92,741	75,879

Total ESOP Shares	202,342	202,342

Fair value of unallocated shares	$615,957	$725,898

  Stock-Based Compensation

The Company maintains the MSB Financial Corp. 2008 Stock Compensation and Incentive Plan (the “2008 Plan”). Under this plan, the Company may grant options to purchase up to 275,410 shares of Company’s common stock. At June 30, 2012, there were no shares remaining for future option grants under the plan.

On May 9, 2008, options to purchase 275,410 shares of common stock at an exercise price of $10.75 per share were awarded and will expire no later than ten years following the grant date. The options granted vest over a five-year service period, with 20% of the awards vesting on each anniversary date of grant. The fair value of the options granted, as computed using the Black-Scholes option-pricing model, was determined to be $2.99 per option on the date of grant based upon the following underlying assumptions: a risk-free interest rate, expected option life, expected stock price volatility, and dividend yield of 3.33%, 6.5 years, 24.23%, and 1.11%, respectively.

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

Management recognizes compensation expense for the fair value of the options, which have graded vesting, on a straight-line basis over the requisite service period of the awards. In each of the fiscal years ended June 30, 2012 and 2011, $164,000 and $165,000, respectively, in stock option expense was recorded along with income tax benefits of $23,000.

Note 12 - Benefit Plans (Continued)

A summary of stock options for the years ended June 30, 2012 and 2011 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at June 30, 2011	275,410	10.75	6.8 years	$—

Outstanding at June 30, 2012	275,410	10.75	5.8 years	—

Exercisable at June 30, 2012	229,508	10.75	5.8 years	—

Shares issued upon the exercise of stock options are planned to be issued from treasury stock.  Unrecognized compensation expense relating to the 45,902 non-vested options at June 30, 2012 is $137,000 over a weighted average period of 0.9 years.

On November 9, 2009, Company’s stockholders approved an amendment to the 2008 Plan to increase the number of shares of the Company’s common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574, with such additional shares to be available for awards in the form of restricted stock awards.  On November 24, 2009, the Company purchased 110,164 shares of its common stock at a purchase price of $932,000, which amount, was charged to paid-in capital.  On December 14, 2009, the Board of Directors granted 110,164 shares of restricted stock to certain employees and directors.  The restricted stock awards are to be vested over a five year period and expensed accordingly based on the fair value at the date of grant.  For each of the fiscal years ended June 30, 2012 and 2011, the Company recognized approximately $180,000 in stock-based compensation expense related to restricted stock awards along with an income tax benefit of $72,000.  Unrecognized compensation expense relating to unvested restricted stock awards outstanding at June 30, 2012 is $441,000.  This amount will be recognized over a weighted average period of 2.5 years.

The following is a summary of the activity related to the Company’s restricted stock awards for the year ended June 30, 2012:

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested at June 30, 2011	88,136	$8.15
Vested	(22,032)	8.15

Unvested at June 30, 2012	66,104	$8.15

Note 13 - Transactions with Officers and Directors

The Savings Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its officers, directors, their immediate families, and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others with the exception that all directors and executive officers are offered a 50 basis point reduction for consumer loans or primary residence mortgage loans.  These persons were indebted to the Savings Bank for loans totaling $9,259,000 and $10,782,000 at June 30, 2012 and 2011, respectively. During the year ended June 30, 2012, $1,264,000 of new loans and $2,787,000 of repayments were made.

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

Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible, core and risk-based capital as defined in the regulations. Management believes, as of June 30, 2012 and 2011, that the Savings Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2012, the most recent notification from the regulators categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Savings Bank must maintain minimum core, Tier 1 risk-based and total risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Note 14 - Regulatory Capital (Continued)

The following table present a reconciliation of GAAP capital and regulatory capital and information as to the Savings Bank’s capital levels at the dates presented:

					To be well capitalized
					under prompt
			For capital adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2012:
Tangible	$ 34,675	9.97%	$ 5,216	>1.50%	N/A	N/A
Core (leverage)	34,675	9.97	13,909	>4.00	17,386	> 5.00%
Tier 1 risk-based	34,675	15.64	8,869	>4.00	13,304	> 6.00
Total risk-based	37,451	16.89	17,738	>8.00	22,173	>10.00

June 30, 2011:
Tangible	$ 33,796	9.68%	$ 5,238	>1.50%	N/A	N/A
Core (leverage)	33,796	9.68	13,968	>4.00	17,460	> 5.00%
Tier 1 risk-based	33,796	15.16	8,920	>4.00	13,380	> 6.00
Total risk-based	36,006	16.15	17,840	>8.00	22,299	>10.00

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

Note 15 - Commitments and Contingencies (Continued)

At June 30, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2012	2011
	(In thousands)

Commitments to grant loans	$2,740	$1,036
Unfunded commitments under lines of credit	21,766	24,328
Standby letters of credit	327	324

	$24,833	$25,688

At June 30, 2012, the commitments to grant loans included $770,000 of fixed rate mortgage loans with interest rates ranging from 3.375% to 5.25%; an adjustable rate mortgage of $180,000 with an initial rate of 3.00% adjusting to 5.00% after 10 years and $1,790,000 of variable rate construction loans based on the Wall Street Journal Prime Rate + 1.00%, with a floor rate of 5.00%.  Of the unfunded commitments under lines of credit at June 30, 2012, $17,668,000 was available under the Savings Bank’s home equity lending program, $551,000 was available under the overdraft protection lending program and $3,547,000 was available under commercial lines of credit.  Amounts outstanding under these unfunded lines have interest rates raging from 1.00% below prime rate to 4.00% over the prime rate.

At June 30, 2011, the commitments to grant loans included $636,000 of fixed rate mortgage loans all at an interest rate of 5.00% and $400,000 of variable rate construction loans with initial interest rates of prime (as reported in the Wall Street Journal) +1.00% or 4.25%.  Of the unfunded commitments under lines of credit at June 30, 2011, $19,092,000 was available under the Savings Bank’s home equity lending program, $543,000 was available under the overdraft protection lending program, and $4,693,000 was available under commercial lines of credit.  Amounts outstanding under these programs had interest rates ranging from 1.00% below the prime rate to 4.00% over the prime rate.

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

Standby letters of credit are conditional commitments issued by the Savings Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Savings Bank requires collateral supporting these letters of credit when deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The fair values of these obligations were immaterial as of June 30, 2012 and 2011.

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

Note 16 - Fair Value Measurements (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Trading securities	$52	$—	$—	$52

	June 30, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Trading securities	$60	$—	$—	$60

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

The following table summaries those assets measured at fair value on a non-recurring basis as of June 30, 2012 and 2011:

	June 30, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Impaired loans	$—	$—	$10,683	$10,683

	June 30, 2011
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Impaired loans	$—	$—	$2,918	$2,918

Note 16 - Fair Value Measurements (Continued)

For Level 3 input assets measured at fair value on non-recurring basis as of June 30, 2012, the significant unobservable inputs used in fair value measurements were as follows:

	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$7,870	Appraisal of	Appraisal
		collateral	adjustments	0% to - 19.5% (-6.5%)
Liquidation
			expense	-4.6% to -28.2% (-8.1%)

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

Other real estate is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of June 30, 2012 and 2011, there was no further impairment of the other real estate owned below the cost basis established at the time the other real owned was originally recognized.  Accordingly, the table above does not include other real estate owned.

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

Note 16 - Fair Value Measurements (Continued)

The following presents the carrying amount and the fair value as of June 30, 2012 and June 30, 2011, and placement in the fair value hierarchy as of June 30, 2012, of the Company’s financial instruments which are carried on the consolidated statement of financial condition at cost and are not measured or recorded at fair value on a recurring basis.  This table excludes financial instruments for which carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

		Estimated
	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
As of June 30, 2012	(In thousands)
Financial assets:
Securities held to maturity	$50,706	$51,540	$—	$51,540	$—
Loans receivable (1)	240,520	245,055	—	—	245,055

Financial liabilities:
Certificate of deposits	119,656	122,135	—	122,135	—
Advances from Federal Home Loan Bank of New York	20,000	22,455	—	22,455	—

As of June 30, 2011
Financial assets:
Securities held to maturity	41,693	41,602
Loans receivable (1)	253,251	259,165

Financial liabilities:
Certificate of deposits	122,064	124,696
Advances from Federal Home Loan Bank of New York	20,000	19,917

(1) Includes impaired loans measured at fair value on a non-recurring basis as discussed above.

Methods and assumptions used to estimate fair values of financial assets and liabilities previously disclosed are as follows:

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

Note 16 - Fair Value Measurements (Continued)

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreement, into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of June 30, 2012 and 2011, the fair value of the commitments to extend credit was not considered to be material.

Note 17 - Parent Only Financial Statements

Statements of Financial Condition
	June 30,
	2012	2011
	(In thousands)
Assets
Cash and due from banks	$4,389	$4,802
Loan receivable	1,334	1,484
Investments in subsidiaries	35,212	34,344
Other assets	170	189

Total Assets	$41,105	$40,819

Liabilities
Other liabilities	$227	$139
Total liabilities	227	139

Stockholders’ Equity
Common stock	562	562
Paid-in capital	24,214	23,940
Retained earnings	22,067	21,880
Unallocated common stock held by ESOP	(1,096)	(1,265)
Treasury stock	(4,768)	(4,345)
Accumulated other comprehensive loss	(101)	(92)

Total Stockholders’ Equity	40,878	40,680

Total Liabilities and Stockholders’ Equity	$41,105	$40,819

Note 17 - Parent Only Financial Statements (Continued)

Statements of Income
	Years Ended June 30,
	2012	2011
	(In thousands)
Equity in undistributed earnings of subsidiaries	$623	$720
Interest income	118	129
Non-interest expense	(202)	(152)

Income Before Income Taxes	539	697

Income tax expense (benefit)	42	(9)

Net Income	$497	$706

Statements of Cash Flows
	Years Ended June 30,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities
Net income	$497	$706
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(623)	(720)
Net change in other assets and liabilities	204	82

Net Cash Provided by Operating Activities	78	68

Cash Flows from Investing Activities
Repayment of ESOP loan receivable	150	137

Net Cash Provided by Investing Activities	150	137

Cash Flows from Financing Activities
Dividends paid to minority stockholders	(218)	(221)
Purchase of treasury stock	(423)	(104)

Net Cash Used in Financing Activities	(641)	(325)

Net Decrease in Cash and Cash Equivalents	(413)	(120)

Cash and Cash Equivalents - Beginning	4,802	4,922

Cash and Cash Equivalents - Ending	$4,389	$4,802

Note 18 - Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2012 and 2011:

	Year Ended June 30, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Interest income	$3,611	$3,549	$3,370	$3,271
Interest expense	913	882	787	754

Net Interest Income	2,698	2,667	2,583	2,517

Provision for loan losses	613	375	471	758

Net Interest Income after Provision for Loan Losses	2,085	2,292	2,112	1,759

Non-interest income	144	173	160	185
Non-interest expenses	2,060	2,059	1,962	2,049

Income (loss) before Income Taxes	169	406	310	(105)

Income tax expense (benefit)	58	182	116	(73)

Net Income (Loss)	$111	$224	$194	$(32)

Earnings per share:
Basic and diluted	$0.02	$0.04	$0.04	$—

  Note 18 - Quarterly Results of Operations (Unaudited) (Continued)

	Year Ended June 30, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Interest income	$3,903	$3,826	$3,776	$3,622
Interest expense	1,186	1,079	1,007	954

Net Interest Income	2,717	2,747	2,769	2,668

Provision for loan losses	475	350	400	461

Net Interest Income after Provision for Loan Losses	2,242	2,397	2,369	2,207

Non-interest income	257	189	168	159
Non-interest expenses	2,153	2,367	2,203	2,044

Income before Income Taxes	346	219	334	322

Income taxes	131	99	127	158

Net Income	$215	$120	$207	$164

Earnings per share:
Basic and diluted	$0.04	$0.02	$0.04	$0.03

Note 19 – Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02 to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. The Update clarified guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update provides guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in the Update were effective for the first interim or annual periods beginning on or after June 15, 2011, and were to be applied retrospectively to the beginning of the annual period of adoption.  The Company adopted the provisions of ASU 2011-02 effective July 1, 2011.  See Note 5 to the consolidated financial statements for the enhanced disclosures required by ASU 2011-02.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”) which amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under

Note 19 – Recent Accounting Pronouncements (Continued)

which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. The Company adopted the provisions of ASU 2011-04 effective January 1, 2012.  There was no impact to amounts recognized and no significant impact to amounts disclosed in the consolidated financial statements from the adoption of this update.  See Note 16 to the consolidated financial statements for the enhanced disclosures required by ASU 2011-04.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which amends FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. ASU 2011-12 (see below) is effective for interim and annual periods ending after December 15, 2011 for public companies.  The implementation of the provisions outlined in ASU 2011-05 did not have a significant effect on the Company’s financial statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 28, 2012.

MSB FINANCIAL CORP.
/s/ Michael A. Shriner
	By:	Michael A. Shriner
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on September 28, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Michael A. Shriner
Michael A. Shriner President, Chief Executive Officer and Director		Albert N. Olsen Chairman of the Board
/s/ E. Haas Gallaway, Jr.		/s/ W. Scott Gallaway
E. Haas Gallaway, Jr. Director		W. Scott Gallaway Director

Dr. Thomas G. McCain Director		Ferdinand J. Rossi Director
/s/ Gary T. Jolliffe		/s/ Jeffrey E. Smith
Gary T. Jolliffe Director		Jeffrey E. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)