Form 10-K/A
period 2012-06-30
MSB FINANCIAL CORP.
filed 2012-10-02
CIK 1374783

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report Form 10-K for the period ended June, 30, 2012 (“Form 10-K”), as filed with the Securities and Exchange Commission on September 28, 2012, is to furnish Exhibit 101 to the Form 10-K, which provides certain items from our Form 10-K formatted in Extensible Business Reporting Language (“XBRL”).

No other changes have been made to the Form 10-K other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(3)           The following exhibits are filed as part of this report:

3.1	Charter of MSB Financial Corp. *
3.2	Bylaws of MSB Financial Corp. *
4	Stock Certificate of MSB Financial Corp.*
10.1	Employment Agreement with Michael A. Shriner*
10.2	Employment Agreement with Jeffrey E. Smith*
10.3	Form of Executive Life Insurance Agreement*
10.4	Millington Savings Bank Executive Incentive Retirement Plan Agreement for President and Chief Executive Officer*
10.5	Millington Savings Bank Executive Incentive Retirement Plan Agreement for the Benefit of Senior Officers*
10.6	Millington Savings Bank Directors Consultation and Retirement Plan*
10.7	MSB Financial Corp. 2008 Stock Compensation and Incentive Plan, As Amended and Restated**
21	Subsidiaries of the Registrant ****
23	Consent of ParenteBeard, LLC ****
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ****
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ****
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ****
101.INS	XBRL Instance Document ***
101.SCH	XBRL Schema Document ***
101.CAL	XBRL Calculation Linkbase Document ***
101.LAB	XBRL Labels Linkbase Document ***
101.PRE	XBRL Presentation Linkbase Document ***
101.DEF	XBRL Definition Linkbase Document ***

_______________
*	Incorporated by reference to the Registrant’s Form S-1 Registration Statement No. 333-137294
**	Incorporated by reference to the Registrant’s Form S-8 Registration Statement No. 333-164264
***
Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

****	Previously filed Registrant’s Annual Report on Form 10-K filed September 28, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of October 2, 2012.

MSB FINANCIAL CORP.
/s/ Michael A. Shriner
By:	Michael A. Shriner
President and Chief Executive Officer
(Duly Authorized Representative)