Form 10-Q
period 2012-09-30
MSB FINANCIAL CORP.
filed 2012-11-14
CIK 1374783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 13, 2012:

$0.10 par value common stock 5,048,455 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at September 30, 2012 and June 30, 2012	2

	Consolidated Statements of Comprehensive Income for the
	Three Months Ended September 30, 2012 and 2011	3

	Consolidated Statements of Cash Flows for the Three Months
	Ended September 30, 2012 and 2011	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of	31
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4:	Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	37

Item 1A:	Risk Factors	37

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3:	Defaults Upon Senior Securities	37

Item 4:	Mine Safety Disclosures	37

Item 5:	Other Information	37

Item 6:	Exhibits	38

SIGNATURES		39

CERTIFICATIONS

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	June 30,
	2012	2012
	(Dollars in thousands, except per share amount)

Cash and due from banks	$15,079	$21,090
Interest-earning demand deposits with banks	3,623	12,667

Cash and Cash Equivalents	18,702	33,757

Trading securities	53	52
Securities held to maturity (fair value of $66,724 and $51,540, respectively)	65,550	50,706
Loans receivable, net of allowance for loan losses of $2,854 and $3,065, respectively	238,800	240,520
Other real estate owned	532	—
Premises and equipment	9,269	9,400
Federal Home Loan Bank of New York stock, at cost	1,365	1,365
Bank owned life insurance	6,755	6,115
Accrued interest receivable	1,263	1,341
Other assets	3,932	4,091

Total Assets	$346,221	$347,347

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$18,768	$17,251
Interest bearing	264,264	266,547

Total Deposits	283,032	283,798

Advances from Federal Home Loan Bank of New York	20,000	20,000
Advance payments by borrowers for taxes and insurance	47	97
Other liabilities	2,458	2,574

Total Liabilities	305,537	306,469

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,048,455 and 5,085,292 shares outstanding, respectively	562	562
Paid-in capital	24,283	24,214
Retained earnings	21,975	22,067
Unallocated common stock held by ESOP (105,386 and 109,602 shares, respectively)	(1,054)	(1,096)
Treasury stock, at cost, 572,170 and 535,333 shares, respectively	(4,985)	(4,768)
Accumulated other comprehensive loss	(97)	(101)

Total Stockholders’ Equity	40,684	40,878

Total Liabilities and Stockholders’ Equity	$346,221	$347,347

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
	(In Thousands, Except Share
	and Per Share Amounts)
Interest Income:
Loans receivable, including fees	$2,750	$3,103
Securities held to maturity	365	485
Other	27	23
Total Interest Income	3,142	3,611

Interest Expense
Deposits	555	740
Borrowings	172	173

Total Interest Expense	727	913

Net Interest Income	2,415	2,698

Provision for Loan Losses	746	613

Net Interest Income after Provision for Loan Losses	1,669	2,085

Non-Interest Income
Fees and service charges	83	83
Income from bank owned life insurance	52	50
Unrealized gain (loss) on trading securities	1	(15
Other	23	26
Total Non-Interest Income	159	144

Non-Interest Expenses
Salaries and employee benefits	935	985
Directors compensation	127	115
Occupancy and equipment	356	410
Service bureau fees	139	108
Advertising	40	48
FDIC assessment	74	73
Professional services	114	137
Other	219	184
Total Non-Interest Expenses	2,004	2,060

(Loss) Income before Income Taxes	(176)	169
Income Tax (Benefit) Expense	(84)	58
Net (Loss) Income	(92)	111

Weighted average number of shares of common stock
Outstanding basic and diluted	4,960	5,041
(Loss) Earnings per share - basic and diluted	$(0.02)	$0.02

See notes to unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income – (Continued)

	Three Months Ended September 30,
	2012	2011
	(In thousands, except per share amounts)
Other comprehensive income, net of tax

Defined benefit pension plans:

Amortization of prior service cost included in net periodic pension cost, net of tax of $1 and $2, respectively	$2	$1

Less: amortization of unrecognized loss, net of tax of $2
and $1, respectively	2	2

Other comprehensive income	4	3

Comprehensive (loss) income	$(88)	$114

See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net (Loss) Income	$(92)	$111
Adjustments to reconcile net income to net
cash provided by operating activities:
Net accretion of securities discounts and deferred loan fees and costs	(19)	(57)
Depreciation and amortization of premises and equipment	148	151
Stock based compensation and allocation of ESOP stock	111	111
Provision for loan losses	746	613
Income from bank owned life insurance	(52)	(50)
Unrealized (gain) loss on trading securities	(1)	15
Decrease (increase) in accrued interest receivable	78	(111)
Decrease in other assets	156	302
Decrease in other liabilities	(109)	(3)
Net Cash Provided by Operating Activities	966	1,082

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(30,120)	(28,970)
Maturities, calls and principal repayments	15,259	9,092
Net decrease in loans receivable	478	6,019
Purchase of premises and equipment	(17)	(2)
Purchase of bank owned life insurance	(588)	—
Net Cash Used in Investing Activities	(14,988)	(13,861)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(766)	1,555
Decrease in advance payments by borrowers for taxes and insurance	(50)	(97)
Cash dividends paid to minority shareholders	—	(55)
Purchase of treasury stock	(217)	(10)
Net Cash (Used in) Provided by Financing Activities	(1,033)	1,393

Net Decrease in Cash and Cash Equivalents	(15,055)	(11,386)
Cash and Cash Equivalents – Beginning	33,757	30,976
Cash and Cash Equivalents – Ending	$18,702	$19,590

Supplementary Cash Flows Information
Interest paid	$732	$910
Loan receivable transferred to other real estate owned	$532	$—-
Securities held to maturity settled subsequent to period end	$—	$3,000

See notes to unaudited consolidated financial statements.

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

MSB Financial, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization of the Savings Bank. The MHC has not engaged in any significant business other than its ownership interest in the Company since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company. At September 30, 2012, the MHC owned 61.2% of the Company’s outstanding common shares.

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

Note 2 – Basis of Consolidated Financial Statement Presentation

              The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Savings Bank, and the Savings Bank’s wholly owned subsidiary the Service Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X, and therefore, do not include all information or notes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at September 30, 2012 and June 30, 2012 and for the three months ended September 30, 2012 and 2011.  The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statement of financial condition for June 30, 2012 was derived from the Company’s audited consolidated financial statements as of and for the year then ended. That data, along with the interim financial information presented in the consolidated statements of financial condition, comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 2012, including the notes thereto included in the Company’s Annual Report on Form 10-K.

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

Note 4 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, exclusive of the unallocated shares held by the Employee Stock Ownership Plan (“ESOP”) and unvested shares of restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method.  Diluted earnings per share did not differ from basic earnings per share for the three months ended September 30, 2012 and 2011, as the 275,410 weighted average number of outstanding stock options were all anti-dilutive.

Note 5 – Stock Based Compensation

On March 10, 2008 the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan. This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the shares at the grant date. The grant date fair value of the options was estimated to be $2.99 per share based on the Black-Scholes option pricing model. Options are exercisable for 10 years from date of grant.  At September 30, 2012, stock based compensation expense not yet recognized in income amounted to $96,000 which is expected to be recognized over a weighted average remaining period of 0.6 years.  The Company recognized stock based compensation expense related to these awards of $41,000 along with an income tax benefit of $16,000 for the three month periods ended September 30, 2012 and 2011, respectively.

On November 9, 2009 the Company’s stockholders approved an Amendment to the 2008 Stock Compensation and Incentive Plan. The primary purpose of the Amendment to the 2008 Plan was to increase the number of shares of Company common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of restricted stock awards.  Such restricted stock awards may be granted to officers, employees and directors of the Company or its subsidiary, the Savings Bank. On November 24, 2009, the Company re-purchased 110,164 shares of the Company common stock for an aggregate purchase price of $932,000.  On December 14, 2009, the Board of Directors granted the 110,164 shares to certain employees and directors.  The restricted stock awards are to be vested over a five year period and expensed over that time based on the fair value of the Company’s common stock at the date of grant.  During the three month period ended September 30, 2012, the Company recognized stock based compensation expense related to these awards of $45,000 with a tax benefit of $18,000.  As of September 30, 2012, $396,000 in stock based compensation expense related to these awards remains to be recognized.

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

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2012 and June 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Trading securities	$53	$—	$—	$53

	June 30, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Trading securities	$52	$—	$—	$52

Securities classified as trading securities are reported at fair value utilizing Level 1 inputs. For these securities, the Company arrives at the fair value based upon the quoted market price at the close of business on the last business day on or prior to the statement of financial condition date.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes those assets measured at fair value on a non-recurring basis as of September 30, 2012 and June 30, 2012:

	September 30, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$9,880	$9,880
Other real estate owned	$—	$—	$532	532

	June 30, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$10,683	$10,683

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

Other real estate owned is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of September 30, 2012 and June 30, 2012 there was no further impairment of the other real estate owned balance below the cost basis established at the time the other real estate owned was originally recognized.

For Level 3 assets measured at fair value on non-recurring basis as of September 30, 2012 and June 30, 2012, the significant unobservable inputs used in fair value measurements were as follows:

	As of September 30, 2012
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$9,880	Appraisal of	Appraisal
		collateral	adjustments	0% to - 24.3% (3.5%)
			Liquidation
			expense	4.4% to -18.3% (8.1%)

Other real estate owned	$532	Appraisal of	Liquidation
		collateral	expense	2.5% -6.0% (4.13%)

As of June 30, 2012
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$10,683	Appraisal of	Appraisal
		collateral	adjustments	0% to - 19.5% (6.5%)
Liquidation
			expense	4.6% to -28.2% (8.1%)

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

The following presents the carrying amount and the fair value as of September 30, 2012 and June 30, 2012, and placement in the fair value hierarchy of the Company’s financial instruments which are carried on the consolidated statement of financial condition at cost and are not measured or recorded at fair value on a recurring basis.  This table excludes financial instruments for which carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

		Estimated
	Carrying	Fair	Level 1	Level 2	Level 3
As of September 30, 2012	Amount	Value	Inputs	Inputs	Inputs
		(In thousands)
Financial assets:
Securities held to maturity	$65,550	$66,724	$-	$66,724	$-
Loans receivable (1)	238,800	244,842	-	-	244,842

Financial liabilities:
Certificate of deposits	116,895	119,116	-	119,116	-
Advances from Federal Home Loan Bank of New York	20,000	22,575	-	22,575	-

As of June 30, 2012
Financial assets:
Securities held to maturity	50,706	51,540	-	51,540	-
Loans receivable (1)	240,520	245,055	-	-	245,055

Financial liabilities:
Certificate of deposits	119,656	122,135	-	122,135	-
Advances from Federal Home Loan Bank of New York	20,000	22,455	-	22,455	-

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

Loans Receivable

The fair value of loans is based upon a multitude of sources, including assumed current market rates by category and the Company’s current offering rates.  Both fixed and variable rate loan fair values are derived at using a discounted cash flow methodology.  For variable rate loans, repricing term, including next repricing date, repricing frequency and repricing rate are factored into the discounted cash flow formula.

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of September 30, 2012 and June 30, 2012, the fair value of the commitments to extend credit was not considered to be material.

Note 7 - Loans Receivable and Allowance for Credit Losses

The composition of loans receivable at September 30, 2012 and June 30, 2012 was as follows:

	September 30, 2012	June 30, 2012
	(In thousands)
Residential mortgage:
One-to-four family	$140,420	$141,927
Home equity	47,445	49,224

	187,865	191,151

Commercial real estate	32,993	32,181
Construction	12,001	11,669
Commercial and industrial	10,557	10,092

	55,551	53,942
Consumer:
Deposit accounts	759	728
Automobile	181	194
Personal	28	23
Overdraft protection	172	162

	1,140	1,107

	244,556	246,200

Loans in process	(2,523)	(2,261)
Deferred loan fees	(379)	(354)

	$241,654	$243,585

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

The residential mortgage loan segment is disaggregated into two classes: one-to-four family loans, which are primarily first liens, and home equity loans, which consist of first and second liens.  The commercial real estate loan segment includes owner and non-owner occupied loans which have medium risk based on historical experience with these type loans.  The construction loan segment is further disaggregated into two classes: one-to-four family owner occupied, which includes land loans, whereby the owner is known and there is less risk, and other, whereby the property is generally under development and tends to have more risk than the one-to-four family owner occupied loans.  The commercial and industrial loan segment consists of loans made for the purpose of financing the activities of commercial customers. The majority of commercial and industrial loans are secured by real estate and thus carry a lower risk than traditional commercial and industrial loans.  The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

Impaired Loans

Management evaluates individual loans in all of the loan segments (including loans in residential mortgage and consumer segments) for possible impairment if the loan is greater than $200,000 and if the loan is either in nonaccrual status or is risk rated Substandard or worse or has been modified in a troubled debt restructuring.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Loans whose terms are modified are classified as troubled debt restructuring (“TDR”) if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as TDRs are designated as impaired until they are ultimately repaid in full or foreclosed and sold.  The nature and extent of impairment of TDRs, including those which experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses.

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

The following tables present impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of September 30, 2012 and June 30, 2012.  The average recorded investment and interest income recognized is presented for the three month periods ended September 30, 2012 and 2011.

	September 30, 2012			June 30, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$10,752	$10,513	$-	$10,622	$10,980	$-
Home equity	3,569	4,001	-	2,933	3,071	-
Commercial real estate	1,519	1,539	-	2,995	3,032	-
Construction
One-to-four family occupied	1,710	1,939		225	225
Other	765	735	-	-	-	-
Commercial and industrial	292	292	-	342	342	-
	18,607	19,019	-	17,117	17,650	-
With an allowance recorded:
Residential mortgage
One-to-four family	4,826	5,878	285	4,096	4,637	304
Home equity	269	420	12	719	988	264
Commercial real estate	1,850	2,030	102	459	459	41
Construction
One-to-four family occupied	-	-	-	1,940	1,940	147
Other	-	-	-	1,033	1,007	190
Commercial and industrial	617	694	81	722	722	153
	7,562	9,022	480	8,969	9,753	1,099
Total:
Residential mortgage
One-to-four family	15,578	16,391	285	14,718	15,617	304
Home equity	3,838	4,421	12	3,652	4,059	264
Commercial real estate	3,369	3,569	102	3,454	3,491	41
Construction
One-to-four family occupied	1,710	1,939	-	2,165	2,165	147
Other	765	735	-	1,033	1,007	190
Commercial and industrial	909	986	81	1,064	1,064	153
	$26,169	$28,041	$480	$26,086	$27,403	$1,099

(1) As of September 30, 2012 and June 30, 2012, impaired loans listed above included $15.0 million and $15.4 million, respectively, of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of September 30, 2012 and June 30, 2012, $10.0 million and $8.3 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such remain in accrual status.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential
One-to-four family	$10,687	$76	$8,735	$101
Home equity	3,251	44	1,940	31
Commercial real estate	2,257	8	3,586	39
Construction
One-to-four family occupied	855	21	-	-
Other	495	-	-	-
Commercial and industrial	317	5	309	1
	17,862	154	14,570	172
With an allowance recorded:
Residential mortgage
One-to-four family	4,461	30	3,178	22
Home equity	494	1	1,025	2
Commercial real estate	1,154	7	229	-
Construction
One-to-four family occupied	970	-	-	-
Other	517	-	1,997	21
Commercial and industrial	669	1	627	-
Consumer	-	-	-	-
	8,265	39	7,056	45
Total:
Residential mortgage
One-to-four family	15,148	106	11,913	123
Home equity	3,745	45	2,965	33
Commercial real estate	3,411	15	3,815	39
Construction
One-to-four family occupied	1,825	21	-	-
Other	1,012	-	1,997	21
Commercial and industrial	986	6	936	1
Consumer	-	-	-	-
	$26,127	$193	$21,626	217

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

The following tables present the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of September 30, 2012 and June 30, 2012:

As of September 30, 2012	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$26,504	$2,853	$2,195	$1,278	$102	$32,932
Construction
One-to-four family owner occupied	2,854	1,710	-	-	-	4,564
Other	2,976	1,150	234	531	-	4,891
Commercial and Industrial	9,518	68	202	660	81	10,529

Total	$41,852	$5,781	$2,631	$2,469	$183	$52,916

As of June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$26,610	$2,861	$1,355	$1,262	$41	$32,129
Construction
One-to-four family owner occupied	1,774	1,793	225	-	147	3,939
Other	3,322	1,150	-	791	190	5,453
Commercial and Industrial	8,767	68	207	874	153	10,069

Total	$40,473	$5,872	$1,787	$2,927	$531	$51,590

    Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables represent the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of September 30, 2012 and June 30, 2012:

As of September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$3,015	2,329	8,179	13,523	$126,632	$140,155	$9,610	$629
Home equity	1.066	789	1,113	2,968	44,475	47,443	789	884
Commercial real estate	1,112	-	1,511	2,623	30,309	32,932	2,730	-
Construction
One-to-four family owner occupied	-	-	-	-	4,564	4,564	-	-
Other	-	-	756	756	4,135	4,891	755	-
Commercial and industrial	230	68	642	940	9,589	10,529	775	-
Consumer	14	5	-	19	1,121	1,140	-	-
Total	$5,437	$3,191	$12,201	$20,829	$220,825	$241,654	$14,659	$1,513

As of June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$4,936	1,790	7,946	14,672	$126,994	$141,666	$9,003	$1,263
Home equity	877	388	1,239	2,504	46,718	49,222	923	906
Commercial real estate	770	-	1,602	2,372	29,757	32,129	2,337	-
Construction
One-to-four family owner occupied	-	-	225	225	3,714	3,939	225	-
Other	-	-	1,034	1,034	4,419	5,453	1,033	-
Commercial and industrial	118	-	1,064	1,182	8,887	10,069	1,064	-
Consumer	36	-	1	37	1,070	1,107	-	1
Total	$6,737	$2,178	$13,111	$22,026	$221,559	$243,585	$14,585	$2,170

Allowance for Loan Losses

The following tables summarize the allowance for loan losses, by the portfolio segment segregated into the amounts required for loans individually evaluated for impairment and the amounts required for loans collectively evaluated for impairment as of September 30, 2012 and June 30, 2012.  The activity in the allowance for loan losses is presented for the three month periods ended September 30, 2012 and 2011 (in thousands):

	As of September 30, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated		Total
Allowance for loan losses:
Ending balance	$1,895	$513	$203	$224	$19		$-	$2,854
Ending balance: individually evaluated for impairment	$297	$102	$-	$81	$-		$-	$480
Ending balance: collectively evaluated for impairment	$1,598	$411	$203	$143	$19		$-	$2,374

Loans receivables:
Ending balance	$187,598	$32,932	$9,455	$10,529	$1,140		$-	$241,654
Ending balance: individually evaluated for impairment	$19,416	$3,369	$2,475	$909	$-		$-	$26,169
Ending balance: collectively evaluated for impairment	$168,182	$29,563	$6,980	$9,620	$1,140	$		$215,485

	As of June 30, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan
losses:
Ending Balance	$1,808	$445	$527	$272	$13	$3,065
Ending balance: individually evaluated for impairment	$568	$41	$337	$153	$-	$1,099
Ending balance: collectively evaluated for impairment	$1,240	$404	$190	$119	$13	$1,966

Loans receivables:
Ending balance	$190,888	$32,129	$9,392	$10,069	$1,107	$243,585
Ending balance: individually evaluated for impairment	$18,370	$3,454	$3,198	$1,064	$-	$26,086
Ending balance: collectively evaluated for impairment	$172,518	$28,675	$6,194	$9,005	$1,107	$217,499

	Three Months Ended September 30, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,808	$445	$527	$272	$13	$3,065
Charge-offs	(530)	(81)	(249)	(104)	-	(964)
Recoveries	7	-	-	-	-	7
Provisions	610	149	(75)	56	6	746
Ending balance	$1,895	$513	$203	$224	$19	$2,854

	Three Months Ended September 30, 2011
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan
losses:
Beginning Balance	$1,130	$303	$514	$211	$12	$2,170
Charge-offs	(21)	-	-	-	(11)	$(32)
Recoveries	-	-	-	-	-	-
Provisions	593	47	(53)	14	12	613
Ending balance	$1,702	$350	$461	$225	$13	$2,751

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

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $15.0 million and $15.4 million at September 30, 2012 and June 30, 2012 respectively.  The majority of the Savings Bank’s TDRs are on accrual status.  TDRs on accrual status were $10.0 million and $8.3 million at September 30, 2012 and June 30, 2012, while TDRs on non-accrual status were $5.0 million and $7.1 million at these respective dates.  At September 30, 2012 and June 30, 2012, the allowance for loan losses included specific reserves of $198,000 and $234,000 related to TDRs respectively.

The following table summarizes by class loans modified in troubled debt restructurings during the three months ended September 30, 2012 and 2011.  There were three loans modified in troubled debt restructurings during the three months ended September 30, 2012. Two of the loans, which were previously classified as TDRs, were restructured as interest only for another one year period and another loan had its term extended from 20 years to 30 years and had its interest rate reduced.

	Three Months Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	3	$865	$865

Total	3	$865	$865

	Three Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	4	$1,334	$1,334

Total	4	$1,334	$1,334

The Bank did not have any loans modified in troubled debt restructuring during the previous 12 months and for which there was a subsequent payment default during the three months ended September 30, 2012.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  The following table summarizes loans modified in TDR during the previous 12 months and for which there was a subsequent payment default during the three months ended September 30, 2011.

	Three Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	2	$1,337	$1,359
Commercial and industrial	1	205	205

Total	3	$1,542	$1,564

Note 8 - Securities Held to Maturity

The amortized cost of securities held to maturity and their estimated fair values as of September 30, 2012 and June 30, 2012, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2012	(In Thousands)

U.S. Government agencies:
Due after one year to five years	$3,000	$3	$-	$3,003
Due after five through ten years	17,197	73	-	17,270
Due after ten years	20,500	319	-	20,819

	40,697	395	-	41,092

Mortgage-backed securities	18,595	730	8	19,317

Corporate bonds:
Due after one year to five years	1,526	33	-	1,559
Due after five through ten years	611	18	-	629

	2,137	51	-	2,188

Certificates of deposit:
Due after one year to five years	4,121	16	10	4,127

	$65,550	$1,192	$18	$66,724

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012	(In Thousands)

U.S. Government agencies:
Due after one year to five years	$3,000	$7	$1	$3,006
Due after five through ten years	1,017	-	-	1,017
Due thereafter	33,001	421	-	33,422
	37,018	428	1	37,445

Mortgage-backed securities	10,120	456	32	10,544

Corporate bonds:
Due after one year to five years	1,528	-	9	1,519
Due after five through ten years	615	-	7	608
	2,143		16	2,127

Certificates of deposit:
Due after one year to five years	1,180	-	1	1,179
Due after five through ten years	245	2	2	245
	1,425	2	3	1,424

	$50,706	$886	$52	$51,540

All mortgage-backed securities at September 30, 2012 and June 30, 2012 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and estimated fair value of securities held to maturity at September 30, 2012 and June 30, 2012, as shown above, are reported by contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of trading securities or securities held to maturity during the three months ended September 30, 2012 or 2011.  At September 30, 2012 and June 30, 2012, securities held to maturity with a fair value of approximately $829,000 and $825,000, respectively, were pledged to secure public funds on deposit.

The following tables set forth the gross unrealized losses and estimated fair value of securities in an unrealized loss position as of September 30, 2012 and June 30, 2012, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2012:
Mortgage-backed securities	$1,013	$8	$—	$—	$1,013	$8
Certificates of deposit	2,150	10	—	—	2,150	10

	$3,163	$18	$—	—	$3,163	$18

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2012
U.S. Government agencies	$2,000	$1	$—	$—	$2,000	$1
Mortgage-backed securities	4,030	32	—	—	4,030	32
Corporate bonds	2,127	16	—	—	2,127	16
Certificates of deposit	442	3	—	—	442	3

	$8,599	$52	$—	$—	$8,599	$52

At September 30, 2012, management concluded that the unrealized losses above (which related to one mortgage-backed security and six corporate bonds compared to two U.S. Government agency bonds as of June 30, 2012) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized an other-than-temporary impairment loss on these securities.

Note 9 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended
	September 30,
	2012	2011
	(In thousands)
Service cost	$16	$17
Interest cost	19	23
Amortization of unrecognized gain	4	3
Amortization of past service liability	3	3
	$42	$46

The Company previously disclosed in its 10-K filed on September 28, 2012 that it expected to contribute $90,000 to the Plan during the current fiscal year.  The expected contribution as of September 30, 2012 is $23,000.

Note 10 – Stock Offering and Stock Repurchase Program

On June 18, 2012, the Company announced the Board of Directors had authorized a twelfth repurchase program pursuant to which the Company intends to repurchase the balance of shares that were still outstanding from the previous stock repurchase program.  Under the current program, the Company intends to repurchase up to 36,837 shares.  On August 21, 2012, the Company repurchased the remaining 36,837 shares authorized under this repurchase program at a cost of $217,000 or $5.89 per share.

Note 11 – Recent Accounting Pronouncements

           In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income which amends FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all three presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements.  The Company adopted the provisions of ASU 2011-05 effective January 1, 2012.  The adoption of ASU 2011-05 had no significant impact on the presentation of the comprehensive income as the Company’s presentation of comprehensive income was already in compliance with the permissible options.

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

Impact of Hurricane Sandy

Our primary market area in New Jersey was significantly impacted by Hurricane Sandy, which struck the region on October 29, 2012.  Although we experienced short-term service disruptions, the storm has not had a significant effect on our ability to continue to service our customers. None of our branches sustained any significant damage as a result of the storm, although many were temporarily affected by power outages and telecommunication problems.   Full power has since been restored to all of our offices.  All offices remained open despite the outages.

Substantially all of our loans are secured by real estate located in our market area although we do have some loans secured by property located on the New Jersey shore.  The property damage in our primary market area ranges from minor to moderate. Based on our initial assessments of where our borrowers are located within the market area, we believe that many of our borrowers will likely have experienced power outages and wind damage, and to a lesser extent, flood damage. However, we believe most of our borrowers will not have suffered catastrophic damage to their businesses or the collateral securing their loans. For our collateral dependent loans, our policy is to require property insurance on all loans (which normally covers wind damage), as well as flood insurance if the property is located within a flood zone, which should reduce our exposure to potential loss. Properties not located within flood zones are not required to have flood insurance, and thus it is likely that insurance coverage will not be available for any flood-related damage to those properties.

We do have some loans secured by properties located on the New Jersey Shore.  While we are still in the process of confirming with these borrowers, we believe at this time that only a few of these properties experienced damage.

We are in the process of performing a detailed evaluation of the effects Hurricane Sandy may have had on our borrowers and our collateral, but we do not yet have sufficient information to reasonably estimate the potential financial impact of the storm on us. However, it is likely that our results of operations will be negatively impacted, and it is possible that the impact could be material.  For example, it is likely that we will experience increased delinquencies and loan restructurings, particularly in the short-term as customers undertake recovery and clean-up efforts, including the submission of insurance claims.  Customers may also experience disruptions in their employment status or income if their employers were affected by the storm. These increases in delinquencies and restructurings would negatively impact our cash flow and, if not timely cured, would increase our non-performing assets and reduce our net interest income. In addition, in an effort to assist our customers during this crisis, we waived certain deposit and loan fees that would have otherwise been assessed. We may also experience increased provisions for loan losses as total loan delinquencies and loan restructurings increase, and to the extent that the combination of insurance proceeds and collateral values are insufficient to cover loan balances on loans that may default. Any increased provisions for loan losses could have a material adverse effect on our results of operations.

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

Comparison of Financial Condition at September 30, 2012 and June 30, 2012

General. Total assets were $346.2 million at September 30, 2012, compared to $347.3 million at June 30, 2012, a decrease of $1.1 million or 0.3%. The Company experienced a $15.1 million or 44.6% decrease in cash and cash equivalent balances and a $1.7 million or 0.7% decrease in loan balances, net, while securities held to maturity increased by $14.8 million or 29.3%.  Deposits decreased by $766,000 or 0.3%, while advances from the Federal Home Loan Bank of New York remained the same at September 30, 2012 and June 30, 2012.  The increase in securities held to maturity was primarily funded by the reduction in cash and cash equivalents and loans receivable, net balances.  Management decided to reduce its cash and cash equivalent balances in order to invest in higher yielding securities held to maturity, while also using the reduction in loan receivable, net balances to help fund these security purchases. The reduction in the loans receivable, net balance was primarily due to the continued decrease in new loan originations.

Total assets decreased by $1.1 million or 0.3% between periods, while total liabilities decreased by $931,000 or 0.3%, and the ratio of average interest-earning assets to average-interest bearing liabilities decreased to 107.8% for the three months ended September 30, 2012 as compared to 108.8% for year ended June 30, 2012.  Stockholders’ equity decreased by $194,000 or 0.6% to $40.7 million at September 30, 2012 compared to $40.9 million at June 30, 2012.

Loans. Loans receivable, net, declined $1.7 million or 0.7% from $240.5 million at June 30, 2012 to $238.8 million at September 30, 2012.  As a percentage of assets, loans decreased to 69.0% from 69.2%. The Savings Bank’s commercial real estate loans grew by $812,000 or 2.5%, as did commercial and industrial loans by $465,000 or 4.6%, construction loans by $70,000or  0.6%, deposit account loans by $31,000 or 4.3% and overdraft and personal loans by $10,000 and $5,000, or 6.2% and 21.7%, respectively, between June 30, 2012 and September 30, 2012.  One-to-four family loans decreased $1.5 million or 1.1%, as did home equity loans by $1.8 million or 3.6% and automobile loans by $13,000 or 6.70% between June 30, 2012 and September 30, 2012.

Securities. Our portfolio of securities held to maturity totaled $65.6 million at September 30, 2012 as compared to $50.7 million at June 30, 2012. Maturities, calls and principal repayments during the three months ended September 30, 2012 totaled $15.3 million.  We purchased $30.1 million of new securities during the three months ended September 30, 2012.

Deposits. Total deposits at September 30, 2012 were $283.0 million, a $766,000 decrease as compared to $283.8 million at June 30, 2012.  Demand accounts increased by $1.5 million, as did savings and club accounts by $541,000, while certificate of deposit accounts decreased by $2.8 million.

Borrowings. Total borrowings at September 30, 2012 and June 30, 2012 amounted to $20.0 million.  The Savings Bank did not make any long term borrowings during the three months ended September 30, 2012 and did not have short-term borrowings at September 30, 2012 and June 30, 2012.

Equity. Stockholders’ equity was $40.7 million at September 30, 2012 compared to $40.9 at June 30, 2011, a decrease of $194,000 or 0.6%. The decrease in shareholders’ equity was due to the repurchase of $217,000 in treasury stock and a net loss of $92,000, offset by an increase of $69,000 in paid in capital primarily related to the compensation expense attributable to the Company’s stock-based compensation plan, a $42,000 decrease in unallocated common stock held by ESOP and $4,000 of other comprehensive income.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General. The Company had a net loss of $92,000 for the three months ended September 30, 2012. This compares to net income of $111,000 for the quarter ended September 30, 2011. The decrease was attributable to a decrease in net interest income and an increase in the provision for loan losses, which was offset by an increase in non-interest income and decreases in non-interest expense and income taxes.

Net Interest Income. Net interest income was $2.4 million for the quarter ended September 30, 2012 compared to $2.7 million for the quarter ended September 30, 2011,  The $283,000 decrease in net interest income was the result of a $469,000 decrease in total interest income offset by a $186,000 reduction in interest expense.

The decrease in total interest income for the three months ended September 30, 2012, resulted from a 3.2% decrease in the average balance of interest-earning assets and a 46 basis point decrease in the average yield thereon. The decrease of $9.8 million or 3.9% in average loan receivable balances and a decrease in average yield from 4.91% to 4.53% for the three month period ended September 30, 2012, compared to the three month period ended September 30, 2011, was responsible for the decrease of $353,000 or 11.4% in loans receivable interest income.  The increase of $929,000 or 1.6% in average securities held to maturity balances offset by a 89 basis point reduction in average yield from 3.43% to 2.54% resulted in a net decrease of $120,000 or 24.7% in interest income on securities held to maturity for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, whereas other interest income increased by $4,000 for the same period.

The $186,000 decrease in interest expense for the three months ended September 30, 2012 from the three months ended September 30, 2011, was attributable to lower interest-bearing deposit balances and interest rates during the period.  The average balance of deposits decreased by $6.9 million or 2.6%, and the average cost of deposits decreased by 25 basis points to 0.84% between the periods.  Total interest expense on borrowings was $172,000 for both the three months ended September 30, 2012 compared to $173,000 for the three months ended September 30, 2011.

Provision for Loan Losses. A loan loss provision of $746,000 was made during the three months ended September 30, 2012 compared to a provision of $613,000 during the three months ended September 30, 2011.  The allowance for loan losses totaled $2.9 million, $3.1 million and $2.8 million respectively, at September 30, 2012, June 30, 2012, and September 30, 2011, or 1.2%, 1.2%, and 1.1%, respectively, of total loans. The ratio of non-performing loans to total loans was 6.6% at September 30, 2012, as compared to 6.8% at June 30, 2012, and 6.8% at September 30, 2011.  During the three months ended September 30, 2012, there were $964,000 in charge-offs and $7,000 in recoveries. During the three months ended September 30, 2011, there were $32,000 in charge-offs and no recoveries.    The allowance for loan losses to total loans ratio was 1.17% at September 30, 2012 compared to 1.09% at September 30, 2011, while the allowance for loan losses to non-performing loans ratio increased from 16.0% at September 30, 2011 to 17.6% at September 30, 2012 primarily the result of lower loan balances and a higher loan loss reserve balance as of September 30, 2012 compared to the period ended September 30, 2011.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 6.61% and 0.39%, respectively, at September 30, 2012 compared to 6.82% and 0.01% at September 30, 2011.  The Savings Bank’s management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based on various qualitative and quantitative factors.  The increase in the provision during the current period was primarily due to an increase in the historical charge-off experience.

The Savings Bank’s management is taking a more aggressive approach in dealing with its non- performing loan portfolio by considering such options as “cash for keys”, short sales, deed in lieu of foreclosure and loan sales as possible remedies in reducing its exposure in this area.

Non-Interest Income. Non-interest income was $159,000 for the quarter ended September 30, 2012 compared to $144,000 for the quarter ended September 30, 2011.  The increase for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011 resulted from an increase of $16,000 in unrealized gains on trading securities and a $2,000 increase in bank owned life insurance income, offset by a $3,000 decrease in other non-interest income.

Non-Interest Expenses. Non-interest expense was $2.0 million for the quarter ended September 30, 2012 compared to $2.1 million for the quarter ended September 30, 2011. The decrease for the quarter ending September 30, 2012 as compared to the quarter ended September 30, 2011 resulted primarily from decreases in occupancy and equipment expense, salaries and employee benefits and professional services, offset by increases in other non-interest expense, service bureau fees and directors’ compensation expense.  Between the September 2012 and September 2011 quarters there were decreases of $54,000 in occupancy and equipment expense, $50,000 in salaries and employee benefits, $23,000 in professional services and $8,000 in advertising expense, while other non-interest expense increased by $35,000, as did service bureau fees by $31,000, directors’ compensation by $12,000 and FDIC assessment by $1,000.  The increase in directors’ compensation was primarily the result of the former President/CEO, now receiving directors’ compensation.

Income Taxes.  The income tax benefit for the three months ended September 30, 2012 was $84,000 or 47.7% of the reported loss before income taxes compared to tax expense of $58,000 or 34.3% of income before income taxes for the three months ended September 30, 2011.

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

At September 30, 2012, the Savings Bank had outstanding commitments to originate loans of $3.5 million, construction loans in process of $2.5 million, unused lines of credit of $22.4 million (including $18.9 million for home equity lines of credit), and standby letters of credit of $327,000. Certificates of deposit scheduled to mature in one year or less at September 30, 2012, totaled $67.1 million.

As of September 30, 2012, the Savings Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Savings Bank generates cash through deposits and/or borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required.  At September 30, 2012, the total loans to deposits ratio was 84.4%. At September 30, 2012, the Savings Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $75.5 million, of which $20.0 million was outstanding. As of September 30, 2012, the Savings Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Savings Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2012, the Savings Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a

l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2012.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at September 30, 2012 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2012.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2012	2,200	$5.77	2,200	34,637
August 1 through 31, 2012	34,637	5.90	34,637	-
September 1 through 30, 2012	-	-	-	-
Total	36,837	$5.89	36,837

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

MSB FINANCIAL CORP.
(Registrant)

Date November 14, 2012	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date November 14, 2012	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer