Form 10-Q
period 2012-12-31
MSB FINANCIAL CORP.
filed 2013-02-14
CIK 1374783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 8, 2013:

$0.10 par value common stock 5,015,937 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at December 31, 2012 and June 30, 2012	2

	Consolidated Statements of Comprehensive (Loss) Income for the
	Three and Six Months Ended December 31, 2012 and 2011	3

	Consolidated Statements of Cash Flows for the Six Months
	Ended December 31, 2012 and 2011	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of	34
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4:	Controls and Procedures	42

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	42

Item 1A:	Risk Factors	42

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3:	Defaults Upon Senior Securities	43

Item 4:	Mine Safety Disclosures	43

Item 5:	Other Information	43

Item 6:	Exhibits	43

SIGNATURES		44

CERTIFICATIONS

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	December 31,	June 30,
	2012	2012
	(Dollars in thousands, except per share amount)

Cash and due from banks	$11,924	$21,090
Interest-earning demand deposits with banks	3,713	12,667

Cash and Cash Equivalents	15,637	33,757

Trading securities	-	52
Securities held to maturity (fair value of $70,878 and $51,540, respectively)	69,938	50,706
Loans receivable, net of allowance for loan losses of $5,320 and $3,065, respectively	233,752	240,520
Other real estate owned	784	—
Premises and equipment	9,140	9,400
Federal Home Loan Bank of New York stock, at cost	1,365	1,365
Bank owned life insurance	6,811	6,115
Accrued interest receivable	1,223	1,341
Other assets	4,987	4,091

Total Assets	$343,637	$347,347
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$17,829	$17,251
Interest bearing	264,180	266,547

Total Deposits	282,009	283,798

Advances from Federal Home Loan Bank of New York	20,000	20,000
Advance payments by borrowers for taxes and insurance	72	97
Other liabilities	2,522	2,574

Total Liabilities	304,603	306,469

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,020,137 and 5,085,292 shares outstanding, respectively	562	562
Paid-in capital	24,353	24,214
Retained earnings	20,400	22,067
Unallocated common stock held by ESOP (101,171 and 109,602 shares, respectively)	(1,012)	(1,096)
Treasury stock, at cost, 600,488 and 535,333 shares, respectively	(5,176)	(4,768)
Accumulated other comprehensive loss	(93)	(101)

Total Stockholders’ Equity	39,034	40,878

Total Liabilities and Stockholders’ Equity	$343,637	$347,347

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands, except share amounts)
Interest Income:
Loans receivable, including fees	$2,618	$3,010	$5,368	$6,113
Securities held to maturity	360	518	725	1,003
Other	22	21	49	44
Total Interest Income	3,000	3,549	6,142	7,160

Interest Expense
Deposits	517	710	1,072	1,450
Borrowings	172	172	344	345
Total Interest Expense	689	882	1,416	1,795

Net Interest Income	2,311	2,667	4,726	5,365

Provision for Loan Losses	2,973	375	3,719	988

Net Interest (Loss) Income after Provision for Loan Losses	(662)	2,292	1,007	4,377

Non-Interest Income
Fees and service charges	78	82	161	165
Income from bank owned life insurance	56	51	108	101
Unrealized gain (loss) on trading securities	0	3	1	(12)
Other	28	37	51	63
Total Non-Interest Income	162	173	321	317

Non-Interest Expenses
Salaries and employee benefits	986	957	1,921	1,942
Directors compensation	129	116	256	231
Occupancy and equipment	349	377	705	787
Service bureau fees	127	108	266	216
Advertising	32	48	72	96
FDIC assessment	72	75	146	148
Professional services	171	125	285	262
Other	256	253	475	437
Total Non-Interest Expenses	2,122	2,059	4,126	4,119

(Loss) Income before Income Taxes	(2,622)	406	(2,798)	575
Income Taxes	(1,047)	182	(1,131)	240
Net (Loss) Income	(1,575)	224	(1,667)	335
Weighted average number of common stock shares
outstanding - basic and diluted	4,940	5,015	4,950	5,028
(Loss) Earnings per common share - basic and diluted	$(.32)	$.04	$(.34)	$.07

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

Consolidated Statements of Comprehensive (Loss) Income – (Continued)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Other comprehensive income, net of tax

Defined benefit pension plans:
Amortization of prior service cost included in net periodic	$1	$2	$3	$3
pension cost, net of tax of $1 and $1; and $2 and $3, for the three and six months, respectively.

Less: amortization of unrecognized loss, net of tax of $2 and $1;
and $4 and $2 for the three and six months, respectively.	3	2	5	4

Other comprehensive income	4	4	8	7

Comprehensive (loss) income	$(1,571)	$228	$(1,659)	$342

See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended December 31,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net (Loss) Income	$(1,667)	$335
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Net accretion of securities discounts and deferred loan fees and costs	(186)	(65)
Depreciation and amortization of premises and equipment	289	301
Stock based compensation and allocation of ESOP stock	223	220
Provision for loan losses	3,719	988
(Gain) loss on sale of other real estate owned	14	(9)
Income from bank owned life insurance	(108)	(101)
Unrealized (gain) loss on trading securities	(1)	12
Decrease (increase) in accrued interest receivable	118	(153)
Increase in other assets	(902)	(200)
Increase (decrease) in other liabilities	(36)	74
Net Cash Provided by Operating Activities	1,463	1,402

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(42,810)	(39,970)
Maturities, calls and principal repayments	23,656	17,421
Net decrease in loans receivable	1,840	7,610
Purchase of premises and equipment	(29)	(59)
Purchase of bank owned life insurance	(588)	—
Proceeds from sale of other real estate owned	517	870
Proceeds from sale of trading securities	53	—
Net Cash Used in Investing Activities	(17,361)	(14,128)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(1,789)	915
Decrease in advance payments by borrowers for taxes and insurance	(25)	(164)
Cash dividends paid to minority shareholders	—	(109)
Purchase of treasury stock	(408)	(374)
Net Cash (Used in) Provided by Financing Activities	(2,222)	268

Net Decrease in Cash and Cash Equivalents	(18,120)	(12,458)
Cash and Cash Equivalents – Beginning	33,757	30,976
Cash and Cash Equivalents – Ending	$15,637	$18,518

Supplementary Cash Flows Information
Interest paid	$1,417	$1,789
Income taxes paid	$150	$—
Loan receivable transferred to other real estate owned	$1,317	$—

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

MSB Financial, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization of the Savings Bank. The MHC has not engaged in any significant business other than its ownership interest in the Company since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company. At December 31, 2012, the MHC owned 61.6% of the Company’s outstanding common shares.

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at December 31, 2012 and June 30, 2012 and for the three and six months ended December 31, 2012 and 2011.  The results of operations for the three and six months ended December 31, 2012 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statement of financial condition at June 30, 2012 was derived from the Company’s audited consolidated financial statements as of and for the year then ended. That data, along with the interim financial information presented in the consolidated statements of financial condition, comprehensive (loss) income, and cash flows should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 2012, including the notes thereto included in the Company’s Annual Report on Form 10-K.

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

Note 4 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, exclusive of the unallocated shares held by the Employee Stock Ownership Plan (“ESOP”) and unvested shares of restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method.  Diluted earnings per share did not differ from basic earnings per share for the three and six months ended December 31, 2012 and 2011, as the 275,410 weighted average number of outstanding stock options were all anti-dilutive.

Note 5 – Stock Based Compensation

On March 10, 2008 the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan (the “2008 Plan”). This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to the 2008 Plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the Company’s common stock at the grant date. The grant date fair value of the options was estimated to be $2.99 per share based on the Black-Scholes option pricing model. Options are exercisable for 10 years from date of grant.  At December 31, 2012, stock based compensation expense not yet recognized in income amounted to $55,000 which is expected to be recognized over a weighted average remaining period of 0.3 years.

The Company recognized stock based compensation expense related to these awards of $41,000 and $82,000 for each of the three and six month periods ended December 31, 2012 and 2011, respectively.

On November 9, 2009 the Company’s 2008 Plan was amended. The primary purpose of the amendment was to increase the number of shares of Company common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of restricted stock awards.  The Company repurchased 110,164 shares of the Company common stock for an aggregate purchase price of $932,000 and on December 14, 2009 granted the shares to certain employees and directors.  The restricted stock awards vest over a five year period and expensed over that time based on the fair value of the Company’s common stock at the date of grant.  During each of the three and six month periods ended December 31, 2012 and 2011, the Company recognized stock based compensation expense related to these awards of $45,000 and $90,000 with a tax benefit of $18,000 and $36,000, respectively.  As of December 31, 2012, $351,000 in stock based compensation expense related to these awards remains to be recognized.

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

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes financial assets measured at fair value on a recurring basis at June 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Trading securities	$52	$—	$—	$52

Securities classified as trading securities are reported at fair value utilizing Level 1 inputs. For these securities, the Company arrives at the fair value based upon the quoted market price at the close of business on the last business day on or prior to the statement of financial condition date.  There were no assets measured at fair value on a recurring basis at December 31, 2012.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes those assets measured at fair value on a non-recurring basis as of December 31, 2012 and June 30, 2012:

	December 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$9,579	$9,579
Other real estate owned	$—	$—	$784	784

	June 30, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$10,683	$10,683

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

Other real estate owned is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of June 30, 2012 there was no further impairment of the other real estate owned balance below the cost basis established at the time the other real estate owned was originally recognized.

For Level 3 assets measured at fair value on non-recurring basis as of December 31, 2012 and June 30, 2012, the significant unobservable inputs used in fair value measurements were as follows:

	As of December 31, 2012
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans	$9,579	Appraisal of	Appraisal
		collateral	adjustments	0% to - 18.4% (2.9%)
			Liquidation
			expense	4.8% to -18.8% (9.6%)

Other real estate owned	$784	Appraisal of	Liquidation
		collateral	expense	4.0% -5.0% (4.3%)

As of June 30, 2012
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$10,683	Appraisal of	Appraisal
		collateral	adjustments	0% to - 19.5% (6.5%)
Liquidation
			expense	4.6% to -28.2% (8.1%)

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

The following presents the carrying amount and the fair value as of December 31, 2012 and June 30, 2012, and placement in the fair value hierarchy, of the Company’s financial instruments which are carried on the consolidated statement of financial condition at cost and are not measured or recorded at fair value on a recurring basis.  This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

	Carrying	Fair	Level 1	Level 2	Level 3
As of December 31, 2012	Amount	Value	Inputs	Inputs	Inputs

Financial assets:
Securities held to maturity	$69,938	$70,878	$-	$70,878	$-
Loans receivable (1)	233,752	239,994	-	-	$239,994

Financial liabilities:
Certificate of deposits	114,716	116,740	-	116,740	-
Advances from Federal Home Loan Bank of New York	20,000	21,186	-	21,186	-

As of June 30, 2012
Financial assets:
Securities held to maturity	50,706	51,540	-	51,540	-
Loans receivable (1)	240,520	245,055	-		245,055

Financial liabilities:
Certificate of deposits	119,656	122,135	-	122,135	-
Advances from Federal Home Loan Bank of New York	20,000	22,455	-	22,455	-

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of December 31, 2012 and June 30, 2012, the fair value of the commitments to extend credit was not considered to be material.

Note 7 - Loans Receivable and Allowance for Credit Losses

The composition of loans receivable at December 31, 2012 and June 30, 2012 was as follows:

	December 31, 2012	June 30, 2012
	(In thousands)
Residential mortgage:
One-to-four family	$139,922	$141,927
Home equity	46,169	49,224

	186,091	191,151

Commercial real estate	32,206	32,181
Construction	11,608	11,669
Commercial and industrial	10,529	10,092

	54,343	53,942
Consumer:
Deposit accounts	676	728
Automobile	165	194
Personal	26	23
Overdraft protection	175	162

	1,042	1,107

	241,476	246,200

Loans in process	(2,032)	(2,261)
Deferred loan fees	(372)	(354)

	$239,072	$243,585

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

The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Company’s loans receivable portfolio is comprised of the following segments: residential mortgage, commercial real estate, construction, commercial and industrial and consumer.  Some segments of the Company’s loan receivable portfolio are further disaggregated into classes which allows management to more accurately monitor risk and performance.

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

Impaired Loans

Management evaluates individual loans in all of the loan segments (including loans in residential mortgage and consumer segments) for possible impairment if the recorded investment in the loan is greater than $200,000 and if the loan is either in nonaccrual status or is risk rated Substandard or worse or has been modified in a troubled debt restructuring.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Loans whose terms are modified are classified as a troubled debt restructuring (“TDR”) if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a reduction in interest rate, a below market rate given the associated credit risk, or an extension of a loan’s stated maturity date. Non-accrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as TDRs are designated as impaired until they are ultimately repaid in full or foreclosed and sold.  The nature and extent of impairment of TDRs, including those which experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses.

Once the determination has been made that a loan is impaired, impairment is measured by comparing the recorded investment in the loan to one of the following: (a) the present value of expected cash flows (discounted at the loan’s effective interest rate), (b) the loan’s observable market price or (c) the fair value of collateral adjusted for expected selling costs.  The method is selected on a loan by loan basis with management primarily utilizing the fair value of collateral method.

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

The following tables present impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of December 31, 2012 and June 30, 2012.  The average recorded investment and interest income recognized is presented for the three and six month periods ended December 31, 2012 and 2011.

	December 31, 2012			June 30, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$11,316	$11,835	$-	$10,622	$10,980	$-
Home equity	3,563	3,637	-	2,933	3,071	-
Commercial real estate	827	842	-	2,995	3,032	-
Construction
One-to-four family occupied	-	-		225	225
Other	-	-	-	-	-	-
Commercial and industrial	499	499	-	342	342	-
	16,205	16,813	-	17,117	17,650	-
With an allowance recorded:
Residential mortgage
One-to-four family	3,203	3,671	156	4,096	4,637	304
Home equity	904	1,362	107	719	988	264
Commercial real estate	2,498	2,726	307	459	459	41
Construction
One-to-four family occupied	1,708	1,937	17	1,940	1,940	147
Other	760	735	65	1,033	1,007	190
Commercial and industrial	605	689	178	722	722	153
	9,678	11,120	830	8,969	9,753	1,099
Total:
Residential mortgage
One-to-four family	14,519	15,506	156	14,718	15,617	304
Home equity	4,467	4,999	107	3,652	4,059	264
Commercial real estate	3,325	3,568	307	3,454	3,491	41
Construction
One-to-four family occupied	1,708	1,937	17	2,165	2,165	147
Other	760	735	65	1,033	1,007	190
Commercial and industrial	1,104	1,188	178	1,064	1,064	153
	$25,883	$27,933	$830	$26,086	$27,403	$1,099

As of December 31, 2012 and June 30, 2012, impaired loans listed above included $14.9 million and $15.4 million, respectively, of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of December 31, 2012 and June 30, 2012, $8.5 million and $8.3 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such remain in accrual status.

	Three Months Ended December 31, 2012		Three Months Ended December 31, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential
One-to-four family	$11,034	$83	$10,710	$67
Home equity	3,566	31	2,836	36
Commercial real estate	1,173	9	3,134	18
Construction
One-to-four family occupied	855	-	-	-
Other	382	-	-	-
Commercial and industrial	396	9	409	3
	17,406	132	17,089	124
With an allowance recorded:
Residential mortgage
One-to-four family	4,014	16	4,086	16
Home equity	587	-	1,182	-
Commercial real estate	2,174	12	459	13
Construction
One-to-four family occupied	854	21	970	21
Other	380	-	1,997	-
Commercial and industrial	611	2	747	7
	8,620	51	9,441	57
Total:
Residential mortgage
One-to-four family	15,048	99	14,796	83
Home equity	4,153	31	4,018	36
Commercial real estate	3,347	21	3,593	31
Construction
One-to-four family occupied	1,709	21	970	21
Other	762	-	1,997	-
Commercial and industrial	1,007	11	1,156	10
	$26,026	$183	$26,530	181

	Six Months Ended December 31, 2012		Six Months Ended December 31, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential
One-to-four family	$10,897	$165	$8,807	$168
Home equity	3,355	69	1,970	67
Commercial real estate	1,780	16	3,165	57
Construction
One-to-four family occupied	645	-	-	-
Other	255	-	-	-
Commercial and industrial	378	15	243	4
	17,310	265	14,185	296
With an allowance recorded:
Residential mortgage
One-to-four family	4,041	41	2,198	38
Home equity	631	7	943	2
Commercial real estate	1,602	19	229	13
Construction
One-to-four family occupied	1,216	41	970	42
Other	598	-	1,027	-
Commercial and industrial	648	3	620	7
	8,736	111	5,987	102
Total:
Residential mortgage
One-to-four family	14,938	206	11,005	206
Home equity	3,986	76	2,913	69
Commercial real estate	3,382	35	3,394	70
Construction
One-to-four family occupied	1,861	41	970	42
Other	853	-	1,027	-
Commercial and industrial	1,026	18	863	11
	$26,046	$376	$20,172	398

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

    The following tables present the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of December 31, 2012 and June 30, 2012:

As of December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$26,893	$2,495	$750	$1,748	$258	$32,144
Construction
One-to-four family owner occupied	3,600	-	1,691	-	17	5,308
Other	2,339	1,150	-	695	66	4,250
Commercial and Industrial	9,062	358	347	559	178	10,504

Total	$41,894	$4,003	$2,788	$3,002	$519	$52,206

As of June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$26,610	$2,861	$1,355	$1,262	$41	$32,129
Construction
One-to-four family owner occupied	1,774	1,793	225	-	147	3,939
Other	3,322	1,150	-	791	190	5,453
Commercial and Industrial	8,767	68	207	874	153	10,069

Total	$40,473	$5,872	$1,787	$2,927	$531	$51,590

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables represent the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of December 31, 2012 and June 30, 2012:

As of December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$3,163	2,284	7,171	12,618	$127,039	$139,657	$8,744	$1,097
Home equity	1,363	70	1,336	2,769	43,398	46,167	1,482	185
Commercial real estate	1,912	-	1,468	3,380	28,764	32,144	2,687	-
Construction
One-to-four family owner occupied	-	-	-	-	5,308	5,308	-	-
Other	-	-	760	760	3,490	4,250	761	-
Commercial and industrial	445	58	502	1,005	9,499	10,504	828	-
Consumer	36	4	-	40	1,002	1,042	-	-
Total	$6,919	$2,416	$11,237	$20,572	$218,500	$239,072	$14,502	$1,282

As of June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$4,936	1,790	7,946	14,672	$126,994	$141,666	$9,003	$1,263
Home equity	877	388	1,239	2,504	46,718	49,222	923	906
Commercial real estate	770	-	1,602	2,372	29,757	32,129	2,337	-
Construction
One-to-four family owner occupied	-	-	225	225	3,714	3,939	225	-
Other	-	-	1,034	1,034	4,419	5,453	1,033	-
Commercial and industrial	118	-	1,064	1,182	8,887	10,069	1,064	-
Consumer	36	-	1	37	1,070	1,107	-	1
Total	$6,737	$2,178	$13,111	$22,026	$221,559	$243,585	$14,585	$2,170

Allowance for Loan Losses

    The following tables summarize the allowance for loan losses, by the portfolio segment segregated into the amounts required for loans individually evaluated for impairment and the amounts required for loans collectively evaluated for impairment as of December 31, 2012 and June 30, 2012.  The activity in the allowance for loan losses is presented for the three and six month periods ended December 31, 2012 and 2011 (in thousands):

	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending balance	$3,148	$1,109	$469	$546	$48	$5,320
Ending balance: individually evaluated for impairment	$263	$307	$82	$178	$-	$830
Ending balance: collectively evaluated for impairment	$2,885	$802	$387	$368	$48	$4,490

Loans receivables:
Ending balance	$185,824	$32,144	$9,558	$10,504	$1,042	$239,072
Ending balance: individually evaluated for impairment	$18,986	$3,325	$2,468	$1,104	$-	$25,883
Ending balance: collectively evaluated for impairment	$166,838	$28,819	$7,090	$9,400	$1,042	$213,189

	As of June 30, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan
losses:
Ending Balance	$1,808	$445	$527	$272	$13	$3,065
Ending balance: individually evaluated for impairment	$568	$41	$337	$153	$-	$1,099
Ending balance: collectively evaluated for impairment	$1,240	$404	$190	$119	$13	$1,966

Loans receivables:
Ending balance	$190,888	$32,129	$9,392	$10,069	$1,107	$243,585
Ending balance: individually evaluated for impairment	$18,370	$3,454	$3,198	$1,064	$-	$26,086
Ending balance: collectively evaluated for impairment	$172,518	$28,675	$6,194	$9,005	$1,107	$217,499

	Three Months Ended December 31, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,895	$513	$203	$224	$19	$2,854
Charge-offs	(496)	(42)	-	(11)	-	(549)
Recoveries	42	-	-	-	-	42
Provisions	1,707	638	266	333	29	2,973
Ending balance	$3,148	$1,109	$469	$546	$48	$5,320

	Six Months Ended December 31, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,808	$445	$527	$272	$13	$3,065
Charge-offs	(1,026)	(123)	(249)	(115)	-	(1,513)
Recoveries	49	-	-	-	-	49
Provisions	2,317	787	191	389	35	3,719
Ending balance	$3,148	$1,109	$469	$546	$48	$5,320

	Three Months Ended December 31, 2011
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,702	$350	$461	$225	$13	$-	$2,751
Charge-offs	(462)	-	-	-	(1)	-	(463)
Recoveries	-	-	-	-	-	-	-
Provisions	397	(13)	(68)	45	2	12	375
Ending balance	$1,637	$337	$393	$270	$14	$12	$2,663

	Six Months Ended December 31, 2011
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,130	$303	$514	$211	$12	$-	$2,170
Charge-offs	(484)	-	-	-	(11)	-	(495)
Recoveries	-	-	-	-	-	-	-
Provisions	991	34	(121)	59	13	12	988
Ending balance	$1,637	$337	$393	$270	$14	$12	$2,663

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

The provision for loan losses for the quarter ended December 31, 2012 includes $2.0 million deemed necessary to support the Company’s planned asset disposition strategy approved by the Board Directors during the quarter ended December 31, 2012.  This strategy was implemented in an attempt to rapidly reduce the dollar amount of non-performing loans in the Company’s loan portfolio.  The Company has incurred this additional loss at this time in order to mitigate significant costs associated with the foreclosure process, which can currently take up to three years to complete.  Based on the Company’s prior history, loans in the foreclosure process will experience prolonged expenses in the form of legal fees, property taxes, utilities, property maintenance, as well as asset depreciation due to neglect of the property.

As part of the aforementioned strategy, the Company performed an analysis to identify loans which will be part of this disposition strategy made available to the Company, which includes short sales, cash for keys, deeds in lieu of foreclosure and/or the bulk sale of loans.  The analysis provided management with a way to estimate the additional reserves required to complete the asset disposition strategy.  The Company feels that these losses are both probable and estimable and, accordingly, has recorded an additional provision for the quarter ended December 31, 2012.

The Company’s management team is actively engaged with borrowers and buyers to expedite the asset disposition strategy and will continue doing so until desired amount of non-performing loans have been removed from the Company’s loan portfolio.

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $14.9 million and $15.4 million at December 31, 2012 and June 30, 2012 respectively.  TDRs on accrual status were $8.5 million and $8.3 million at December 31, 2012 and June 30, 2012, while TDRs on non-accrual status were $6.4 million and $7.1 million at these respective dates.  At December 31, 2012 and June 30, 2012, the allowance for loan losses included specific reserves of $113,000 and $234,000 related to TDRs respectively.

The following table summarizes by class loans modified in TDRs during the three and six months ended December 31, 2012 and 2011.  There were five new TDRs during the three months ended December 31, 2012 and no loans modified in trouble debt restructurings during the three months ended December 31, 2011.  The Company had eight new TDRs during the six month period ended December 31, 2012 and four new TDRs during the six month period ended December 31, 2011.  Two of the loans, which were previously classified as TDRs, were restructured as interest only for another one year period and another loan had its term extended from 20 years to 30 years and had its interest rate reduced.  For the three months ended December 31, 2012, one loan had capitalization of past due interest and escrow as well as a reduced interest rate for the term of the loan.  Another loan also had capitalization of past due interest and escrow as well as a reduced interest rate for a five year period, while another loan just had a reduction in interest rate for one year, and two commercial lines that were previously interest only were renewed for a term of one year with an increase in the interest rates.

	Three Months Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	3	$995	$1,044
Commercial and industrial	2	146	146

Total	5	$1,140	$1,190

	Six Months Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	6	$1,860	$1,909
Commercial and industrial	2	146	146

Total	8	$2,006	$2,055

	Six Months Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	4	$1,334	$1,334

Total	4	$1,334	$1,334

The following table summarizes loans modified in TDR during the previous 12 months and for which there was a subsequent payment default during the three and six months ended December 31, 2011.  The Company did not have any loans modified in TDR during the previous 12 months and for which there was a subsequent payment default during the three and six months ended December 31, 2012.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

	Three Months Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	2	$657	$657

Total	2	$657	$657

	Six Months Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	4	$1,994	$2,015
Commercial and industrial	1	205	205

Total	5	$2,199	$2,220

Note 8 - Securities Held to Maturity

The amortized cost of securities held to maturity and their fair values as of December 31, 2012 and June 30, 2012, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012	(In Thousands)

U.S U.S. Government agencies:
Due after one year to five years	$2,016	$1	$4	$2,013
Due after five through ten years	21,180	29	79	21,130
Due after ten years	18,500	215	19	18,696

	41,696	245	102	41,839

Mortgage-backed securities	20,244	755	5	20,994
B
Corporate bonds:
Due after one year to five years	2,581	39	9	2,611
Due after five through ten years	606	25	-	631

	3,187	64	9	3,242

Certificates of deposit:
Due after one year to five years	4,811	15	23	4,803

	$69,938	$1,079	$139	$70,878

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012	(In Thousands)

U.S U.S. Government agencies:
Due after one year to five years	$3,000	$7	$1	$3,006
Due after five through ten years	1,017	-	-	1,017
Due thereafter	33,001	421	-	33,422
	37,018	428	1	37,445

Mortgage-backed securities	10,120	456	32	10,544

Corporate bonds:
Due after one year to five years	1,528	-	9	1,519
Due after five through ten years	615	-	7	608
	2,143		16	2,127

Certificates of deposit:
Due after one year to five years	1,180	-	1	1,179
Due after five through ten years	245	2	2	245
	1,425	2	3	1,424

	$50,706	$886	$52	$51,540

All mortgage-backed securities at December 31, 2012 and June 30, 2012 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and fair value of securities held to maturity at December 31, 2012 and June 30, 2012, as shown above, are reported by contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There was no gain or loss realized on the sale of trading securities during the three months ended December 31, 2012.  There were no sales of trading securities or securities held to maturity during the three months ended December 31, 2011.  At December 31, 2012 and June 30, 2012, securities held to maturity with a fair value of approximately $817,000 and $825,000, respectively, were pledged to secure public funds on deposit.

The following tables set forth the gross unrealized losses and fair value of securities in an unrealized loss position as of December 31, 2012 and June 30, 2012, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2012:
U.S. Government agencies	$12,398	$102	$—	$—	$12,398	$102
Mortgage-backed securities	2,094	5	—	—	2,094	5
Corporate bonds	1,047	9	—	—	1,047	9
Certificates of deposit	1,893	23	—	—	1,893	23

	$17,432	$139	$—	$—	$17,432	$139

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2012:
U.S. Government agencies	$2,000	$1	$—	$—	$2,000	$1
Mortgage-backed securities	4,030	32	—	—	4,030	32
Corporate bonds	2,127	16	—	—	2,127	16
Certificates of deposit	442	3	—	—	442	3

	$8,599	$52	$—	$—	$8,599	$52

At December 31, 2012 and June 30, 2012, management concluded that the unrealized losses summarized above (which related to eleven U.S. Government agency bonds, seven certificates of deposit, two mortgage-backed securities and two corporate bonds at December 31, 2012 and two U.S. Government agency bonds, two mortgage-backed securities, four corporate bonds and two certificates of deposit at June 30, 2012) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The

Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized an other-than-temporary impairment loss on these securities.

Note 9 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)

Service cost	$16	$17	$32	$34
Interest cost	19	23	38	46
Amortization of unrecognized gain	5	3	9	6
Amortization of past service liability	2	3	5	6
	$42	$46	$84	$92

As of December 31, 2012, the Company expects to contribute $45,000 to the plans for the remainder of the fiscal year.

Note 10 – Stock Offering and Stock Repurchase Program

On June 18, 2012, the Company announced that the Board of Directors had authorized a twelfth repurchase program pursuant to which the Company intends to repurchase the balance of Company’s common stock shares that were still outstanding from the previous stock repurchase program.  Under the current program, the Company intends to repurchase up to 36,837 shares.  On August 21, 2012, the Company repurchased the remaining 36,837 shares authorized under this repurchase program at a cost of $217,000 or $5.89 per share.

On November 12, 2012, the Company announced the Board of Directors had authorized a thirteenth stock repurchase program pursuant to which the Company intends to repurchase up to an additional 5%, or 97,855 shares.  As of February 8, 2013, the Company repurchased 32,518 shares authorized under this repurchase program.

As of December 31, 2012 the Company repurchased 28,318 shares authorized under the thirteenth repurchase program.  During the six months ended December 31, 2012, an aggregate of 65,155 shares were repurchased under the aforementioned plans at a cost of $408,000 or $6.26 per share.

Note 11 – Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends FASB ASC Top 220, Comprehensive Income (Topic 220). The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs

2011-05 and 2011-12 for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income.  The new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. Currently, this information is presented in different places throughout the financial statements.  For public entities, the amendments of this update are effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  The adoption of ASU 2011-05 should not have a significant impact on the presentation of the comprehensive income.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

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

Comparison of Financial Condition at December 31, 2012 and June 30, 2012

General. Total assets decreased to $343.6 million at December 31, 2012, from $347.3 million at June 30, 2012, primarily due to a decrease of $18.1 million in cash and cash equivalents and a $6.8 million decrease in loans receivable, net, offset by an increase of $19.2 million in securities held to maturity.  Deposits were $282.0 million at December 31, 2012, down $1.8 million compared to $283.8 million at June 30, 2012.   The decrease in deposit balances was primarily due to the Company lowering its offering rates.  FHLB advances were $20.0 million at both December 31, and June 30, 2012.

Total assets decreased by $3.7 million between periods, while total liabilities decreased by $1.9 million, and the ratio of average interest-earning assets to average-interest bearing liabilities decreased slightly to 109.18% for the six months ended December 31, 2012 as compared to 109.22% for year ended June 30, 2012.  Stockholders’ equity decreased by $1.8 million to $39.0 million at December 31, 2012 compared to $40.8 million at June 30, 2012.

Loans. Loans receivable, net, declined $6.8 million, or 2.8% from $240.5 million at June 30, 2012 to $233.8 million at December 31, 2012. As a percentage of assets, loans decreased to 68.0% from 69.2%. The Company’s commercial and industrial loan portfolio grew by $437,000 or 4.3%, the commercial real estate portfolio increased by $25,000 or 0.1%, as did overdraft and personal loans by $13,000 or 8.0% and $3,000 or 13.0%, respectively, between June 30, 2012 and December 31, 2012.  Home equity loans decreased by $3.1 million or 6.2%, one-to-four family loans decreased by $2.0 million or 1.4%, as did construction loans, deposit account loans and automobile loans by $61,000 or 0.1%, $52,000 or 7.1% and $29,000 or 15.0%, respectively, between June 30, 2012 and December 31, 2012.

Securities. Our portfolio of securities held to maturity was at $69.9 million at December 31, 2012 as compared to $50.7 million at June 30, 2012. Maturities, calls and principal repayments during the six months ended December 31, 2012 totaled $23.7 million.  We purchased $42.8 million of new securities during the six months ended December 31, 2012.  In addition, the Bank sold all of its trading securities totaling $52,000 during the six months ended December 31, 2012.

Deposits. Total deposits at December 31, 2012 were $282.0 million, a $1.8 million decrease as compared to $283.8 million at June 30, 2012.  Demand accounts increased by $2.9 million, as did savings and club accounts by $205,000, while certificate of deposit accounts decreased by $4.9 million for the six month period ended December 31, 2012.

Borrowings. Total borrowings at December 31, 2012 and June 30, 2012 amounted to $20.0 million.  The Bank did not make any long term borrowings during the six months ended December 31, 2012 and did not have short-term borrowings at December 31, 2012 or June 30, 2012.

Equity. Stockholders’ equity was $39.0 million at December 31, 2012 compared to $40.9 at June 30, 2012, a decrease of $1.9 million or 4.5%. The decrease in shareholders’ equity was primarily due to a reported net loss of $1.7 million and the repurchase of $408,000 in treasury stock, offset by an increase of $139,000 in paid in capital primarily related to the compensation expense attributable to the Company’s stock-based compensation plan, an $84,000 decrease in unallocated common stock held by our ESOP and $8,000 of other comprehensive income.

Comparison of Operating Results for the Three Months and Six Months Ended December 31, 2012 and 2011

General. The Company reported a net loss of $1.6 million for the three months ended December 31, 2012 compared to net income of $224,000, for the three months ended December 31, 2011, a decrease of $1.8 million or 803.1%.  The decrease was primarily the result of a $2.6 million or 692.8% increase in  the provision for loan losses, along with a $356,000 or 13.4% decrease in net interest income for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.  Non-interest income reflected a decrease of $11,000 or 6.4%, to $162,000 for the three months ended December 31, 2012 compared to $173,000 for the three months ended December 31, 2011.  Non-interest expense increased by $63,000 or 3.1% for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.  Total non-interest expense was $2.1 million for both the three month periods ended December 31, 2012 and 2011.

The Company recorded a $1.7 million net loss for the six months ended December 31, 2012 compared to net income of $335,000, for the six months ended December 31, 2011.  Net interest income for the six months ended December 31, 2012 was $4.7 million compared to $5.4 million for the six months ended December 31, 2011, a decrease of $639,000 or 11.9%.  The provision for loan losses increased by $2.7 million or 276.4% for the six months ended December 31, 2012, from $988,000 for the six months ended December 31, 2011.  Non-interest income increased slightly by $4,000 or 1.3% from $317,000 for the six months ended December 31, 2011 to $321,000 for the six months ended December 31, 2012.  Non-interest expense increased slightly by $7,000 or 0.2% for the six months ended December 31, 2012 compared to the six months ended December 31, 2011.  Total non-interest expense was $4.1 million for both the six month periods ended December 31, 2012 and 2011.

Net Interest Income. Net interest income decreased by $356,000 or 13.4% for the three month period ended December 31, 2012, compared to the three months ended December 31, 2011.  Interest income decreased by $549,000 or 15.5%, and interest expense decreased by $193,000 or 21.9%, for the same three month comparative period.

The decrease of $549,000 or 15.5% in total interest income for the three months ended December 31, 2012, resulted from a 62 basis point decrease in yield and a 2.0% decrease in the average balance of interest-earning assets.  Average interest earning assets decreased $6.4 million to $311.3 million for the three months ended December 31, 2012, compared to $317.7 million for the three months ended December 31, 2011.  Interest income on loans decreased by $392,000 or 13.0% for the three months ended December 31, 2012, compared to the same period in 2011 primarily due to a 48 basis point reduction in average yield and a $8.7 million or 3.5% decrease in average loan balances.  Interest on securities held to maturity decreased by $158,000 or 30.5% for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, as a result of a $3.2 million or 5.2% increase in average balance, offset by a 111 basis point reduction in average yield.  Other interest income reflected a slight increase of $1,000 or 4.8% in interest income primarily due to a 31 basis point increase in average yield offset by an average balance decrease of $956,000 or 15.1% for the three month period ended December 31, 2012 compared to the same period ended December 31, 2011.

Total interest expense decreased by $193,000 or 22.0% for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. Average interest-bearing liabilities decreased $10.1 million or 3.5%, from $291.7 million for the three months ended December 31, 2011, to $281.6 million for the three months ended December 31, 2012, and the average rate paid which decreased by 23 basis points from 1.21% to 0.98%, for the respective periods.  Interest expense on deposits decreased by $193,000 or 27.2% for the three months ended December 31, 2012, compared to the three months ended December 31, 2011, as a result of a $10.1 million or 3.7% decrease in average interest-bearing deposits from $271.7 million to $261.6 million and a 26 basis point reduction in average rate form 1.05% to 0.79%, for the respective periods.  Time deposit average balances decreased $9.4 million or 7.5%, as did average savings deposit balances by $2.7 million or 2.4%, while NOW average balances increased by $2.0 million or 6.1% for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.  Time deposit average rates decreased by 38 basis points, as did the average rates on savings deposits and NOW accounts by 13 and 2 basis points, respectively, for the three months ended December 31, 2012, compared to the three months ended December 31, 2011.  Federal Home Loan Bank advance average balances were $20.0 million for both three month periods ended December 31, 2012 and December 31, 2011, as was the average rate of 3.44% for the same three month comparative periods.

Net interest income decreased $639,000 or 11.9% to $4.7 million for the six months ended December 31, 2012, from $5.4 million for the six months ended December 31, 2012.  Interest income decreased by $1.0 million or 14.2%, and interest expense decrease by $379 million or 21.1% for the six month period ended December 31, 2012, compared to the six month period ended December 31, 2011.

The decrease of $1.0 million or 14.2% in interest income for the six months ended December 31, 2012 resulted from a $8.3 million decrease in average earning assets and a 54 basis point decrease in yield to 3.98%, compared to the six months ended December 31, 2011.  Interest income on loans decreased by $745,000 or 12.2% for the six months ended December 31, 2012, compared to the six months ended December 31, 2011.  Average loan receivable balances decreased $9.3 million or 3.7% to $241.3 million for the six months ended December 31, 2012, compared to $250.6 million for the six months ended December 31, 2011, while the average yield declined to 4.45% from 4.88%.  Interest income on securities held to maturity decreased $278,000 or 27.7% for the six months ended December 31, 2012, compared to the six months ended December 31, 2011, due to a $2.1 million increase in average balances from $59.8 million for the six months ended December 31, 2011 to $61.8 million for the six months ended December 31, 2012, offset by a decline in the average yield of 102 basis points from 3.36% to 2.34% for the same six month comparative periods.  Interest income on other interest-earning assets increased by $5,000 or 11.4% for the six month period ended December 31, 2012, compared to the same six month period in

2011, as the average yield increased by 43 basis points to 1.72% and average other interest earning-asset balances decreased $1.1 million or 16.5%.

The $379,000 or 21.1% decrease in interest expense for the six months ended December 31, 2012, compared to the six months ended December 31, 2011, was primarily due to a decrease of $8.5 million in average interest-bearing liabilities balances and an average rate decrease of 23 basis points to 1.00%.  Interest expense on deposits decreased by $378,000 or 26.0% for the six months ended December 31, 2012, compared to the six months ended December 31, 2011, as a result of a $8.5 million or 3.2% decrease in average interest-bearing deposits from $271.4 million to $262.9 million and a 25 basis point reduction in average rate from 1.07% to 0.82%, for the respective periods.  NOW account average balances increased by $2.5 million or 7.7% for the six month period ended December 31, 2012 compared to the six months ended December 31, 2011, were as time deposit and savings average balances decreased by $7.8 million and $3.3 million, or 6.2% and 2.9%, respectively, for the same comparative periods. The average rates on time, savings deposits and NOW accounts decreased by 36 basis points, 15 basis points and 2 basis points, respectively, for the six months ended December 31, 2012, compared to the same six month period ended December 31, 2011.  Federal Home Loan Bank advance average balances were $20.0 million for both six month periods ended December 31, 2012 and December 31, 2011, as was the average rate of 3.44% for both six month periods.

Provision for Loan Losses. The loan loss provision for the three and six months ended December 31, 2012 was $3.0 million and $3.7 million, respectively, compared to $375,000 and $988,000 for the same periods ended December 31, 2011. The Company’s management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company’s level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company experienced $507,000 in net charge-offs (consisting of $549,000 in charge-offs and $42,000 in recoveries) for the three month period ended December 2012 compared to   $463,000 in net charge-offs (consisting of $463,000 in charge-offs and no recoveries) for the three month period ended December 31, 2011.  In addition, the Company experienced $1,464,000 in net charge-offs (consisting of $1,513,000 in charge-offs, comprising of $628,000 in one-to-four family loans, $404,000 in home equity loans, $249,000 in construction loans and $232,000 in commercial and industrial loans, respectively, and $49,000 in recoveries) for the six month period ended December 31, 2012 compared to $495,000 in net charge-offs (consisting of $495,000 in charge-offs and no recoveries) for the six months ended December 31, 2011.

The Company’s provision for loan losses for the three months ended December 31, 2012 totaled $3.0 million based on the level of allowance for loan losses the Company’s management deemed necessary, based on its quarterly review of the allowance for loan losses as of December 31, 2012.  The provision for loan losses for the quarter ended December 31, 2012 included $2.0 million deemed necessary to support the Company’s planned asset disposition strategy approved by the Board Directors during the quarter ended December 31, 2012.  This strategy was implemented in an attempt to rapidly reduce the dollar amount of non-performing loans in the Company’s loan portfolio.  The Company has incurred this additional loss at this time in order to mitigate significant costs associated with the foreclosure process, which can currently take up to three years to complete.  Based on the Company’s prior history, loans in the foreclosure process will experience prolonged expenses in the form of legal fees, property taxes, utilities, property maintenance, as well as asset depreciation due to neglect of the property.

As part of the aforementioned strategy, the Company performed an analysis to identify loans which will be part of this disposition strategy made available to the Company, which includes short sales, cash for keys, deeds in lieu of foreclosure and/or the bulk sale of loans.  The analysis provided management with a way to estimate the additional reserves required to complete the asset disposition strategy.  The Company feels that these losses are both probable and estimable and, accordingly, has recorded an additional provision for the quarter ended December 31, 2012.  The Company’s management team is actively engaged with borrowers and buyers to expedite the asset disposition strategy and will continue doing so until desired amount of non-performing loans have been removed from the Company’s loan portfolio.

The Company had $15.8 million in non-performing loans as of December 31, 2012, compared to $15.7 million as of December 31, 2011. The allowance for loan losses to total loans ratio was 2.20% at December 31, 2012, compared to 1.06% at December 31, 2011, while the allowance for loan losses to non-performing loans ratio increased from 16.93% at December 31, 2011 to 33.71% at December 31, 2012, primarily due to the increase in the allowance for loan losses during the first six months of this fiscal year. Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 6.54% and 0.61%, respectively, at and for the six months ended December 31, 2012 compared to 6.28% and 0.20% at and for the six months ended December 31, 2011.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of the bank owned life insurance and any unrealized gain or loss on trading securities.

Non-interest income decreased by $11,000 or 6.4% to $162,000 for the three months ended December 31, 2012 from $173,000 for the three months ended December 31, 2011, primarily due to a $9,000 or 22.2% reduction in other non-interest income and a $4,000 or 4.9% decrease in fees and service charges, offset by a $5,000 increase in income from bank owned life insurance for the current period.  The Company did not have an unrealized gain on its trading security portfolio during the current period compared to a $3,000 unrealized gain recorded for the three months ended December 31, 2011.  Total non-interest income increased $4,000 or 1.3% from $317,000 for the six months ended December 31, 2011 to $321,000 for the six months ended December 31, 2012, primarily due to a $1,000 unrealized gain on the Company’s trading security portfolio during the current six month period ended December 31, 2012 period as compared to an $12,000 unrealized loss for the same six month period ended December 31, 2011. Income from bank owned life insurance increased $7,000 or 6.9% for the six months ended December 31, 2012 from the six months ended December 31, 2011, while other non-interest income decreased $12,000 or 17.7%, as did fees and service charges by $4,000 or 2.4% for the six months ended December 31, 2012 compared to December 31, 2011.

Non-Interest Expenses. Total non-interest expense was essentially flat when comparing the three and six month periods ended December 31, 2012 with their respective corresponding periods in the prior fiscal year.  For the three months ended December 31, 2012, total non-interest expense increased by $63,000 or 3.1% compared to the same period ended December 31, 2011.  Professional services, salaries and employee benefits, and service bureau fees increased by $46,000, $29,000 and $19,000 or 36.8%, 3.0% and 17.6%, respectively, as did directors’ compensation by $13,000 or 11.2% and other non-interest expense by $3,000 or 1.2%, while occupancy and equipment, advertising and FDIC assessment expenses decreased by $28,000, $16,000 and $3,000 or 7.4%, 33.3% and 4.0%, respectively, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.  The increase in professional services was due to higher consultant expense and audit and examination expense, while the increase in employee benefits expense was primarily due to an increase in staffing during the quarter ended December 31, 2012, and higher benefit cost related to retirement plans.  The increase in directors’ compensation expense was due to an increase in the number of directors receiving fees.  The former President and CEO who continues to serve as a director, retired as an officer as of December 31, 2011. Prior to his retirement as an officer, he was not separately compensated as a director.  The increase in service bureau fees was related to the expansion of services. The decrease in occupancy and equipment expense was related to a decrease in utility and depreciation expense, while the decrease in advertising expense was due to a reduction in spending, for the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

Our non-interest expense for the six months ended December 31, 2012, increased slightly by $7,000 or 0.2% compared to the six months ended December 31, 2011.  Service bureau fees, other non-interest expense, directors’ compensation expense and professional services expense increased by $50,000, $38,000, $25,000 and $23,000 or 23.2%, 8.7%, 10.8% and 8.8%, respectively for the six months ended December 31, 2012 compared to the six months ended December 31, 2011.  Correspondingly, occupancy and equipment expense, advertising and salary and employee benefits expense decreased by $82,000, $24,000 and $21,000 or 10.4%, 25.0% and 1.1%, respectively, as did FDIC assessment expense decreased by $2,000 or 1.4%, for the six months ended December 31, 2012 compared to the six months ended December 31, 2011.  The increase in service bureau fees was related to the expansion of services, while the increase in other non-interest expense was related to increases in other real estate and miscellaneous operating expenses. The increase in directors’ compensation was attributable to a retirement arrangement agreement with the former President and CEO who sits on the Board of Directors, while the increase in professional services expense was related to an increases in consultant and audit and examination expenses for the six months ended December 31, 2012 compared to the six months ended December 31, 2011.  The decrease in occupancy and equipment expense was related to reductions in building taxes, depreciation, computer equipment and utility expenses for the six months ended December 31, 2012 compared to the six months ended December 31, 2011.  The decrease in advertising expense was attributable to last year’s 100th year anniversary promotion, and the decrease in salaries and benefits expense was primarily attributable to the retirement of the former President & CEO of the Company, as of December 31, 2011, who was succeeded by the former Executive Vice President whose position was not replaced.

Income Taxes. The income tax benefit for the three months ended December 31, 2012 was $1.0 million or 39.9% of the reported loss before income taxes as compared to tax expense of $182,000 or 44.8% of income before income taxes for the three months ended December 31, 2011. The income tax benefit for the six months ended December 31, 2012 was $1.1 million or 40.4% of the reported loss before income taxes as compared to tax expense of $240,000 or 41.7% of income before income taxes for the six months ended December 31, 2011.

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

At December 31, 2012, the Savings Bank had outstanding commitments to originate loans of $1.2 million, construction loans in process of $2.0 million, unused lines of credit of $21.8 million (including $18.2 million for home equity lines of credit), and standby letters of credit of $327,000. Certificates of deposit scheduled to mature in one year or less at December 31, 2012, totaled $68.4 million.

As of December 31, 2012, the Savings Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Savings Bank generates cash through deposits and/or borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required.  At December 31, 2012, the total loans to deposits ratio was 82.9%. At December 31, 2012, the Savings Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $75.7 million, of which $20.0 million was outstanding. As of December 31, 2012, the Savings Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Savings Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2012, the Savings Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2012. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2012.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at December 31, 2012 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended December 31, 2012.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2012	-	$-	-	-
November 1 through 30, 2012	3,500	6.00	3,500	94,355
December 1 through 31, 2012	24,818	6.83	24,818	69,537
Total	28,318	$6.74	28,318

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

MSB FINANCIAL CORP.
(Registrant)

Date February 14, 2013	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date February 14, 2013	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer