Form 10-Q
period 2013-03-31
MSB FINANCIAL CORP.
filed 2013-05-14
CIK 1374783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 08, 2013:

$0.10 par value common stock 5,015,937 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition at March 31, 2013 and June 30, 2012	2

	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended March 31, 2013 and 2012	3

	Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2013 and 2012	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of	33
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4:	Controls and Procedures	40

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	41

Item 1A:	Risk Factors	41

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3:	Defaults Upon Senior Securities	41

Item 4:	Mine Safety Disclosures	41

Item 5:	Other Information	41

Item 6:	Exhibits	42

SIGNATURES		43

CERTIFICATIONS

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	June 30,
	2013	2012
	(Dollars in thousands, except per share amount)

Cash and due from banks	$13,979	$21,090
Interest-earning demand deposits with banks	4,368	12,667

Cash and Cash Equivalents	18,347	33,757

Trading securities	-	52
Securities held to maturity (fair value of $80,757 and $51,540, respectively)	79,945	50,706
Loans receivable, net of allowance for loan losses of $4,543 and $3,065, respectively	230,049	240,520
Other real estate owned	1,621	—
Premises and equipment	9,017	9,400
Federal Home Loan Bank of New York stock, at cost	1,815	1,365
Bank owned life insurance	6,865	6,115
Accrued interest receivable	1,144	1,341
Other assets	4,901	4,091

Total Assets	$353,704	$347,347

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$18,044	$17,251
Interest bearing	263,832	266,547

Total Deposits	281,876	283,798

Advances from Federal Home Loan Bank of New York	30,000	20,000
Advance payments by borrowers for taxes and insurance	125	97
Other liabilities	2,524	2,574

Total Liabilities	314,525	306,469

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,010,937 and 5,085,292 shares outstanding, respectively	562	562
Paid-in capital	24,426	24,214
Retained earnings	20,489	22,067
Unallocated common stock held by ESOP (96,956 and 109,602 shares, respectively)	(969)	(1,096)
Treasury stock, at cost, 609,688 and 535,333 shares, respectively	(5,240)	(4,768)
Accumulated other comprehensive loss	(89)	(101)

Total Stockholders’ Equity	39,179	40,878

Total Liabilities and Stockholders’ Equity	$353,704	$347,347

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands, except share amounts)
Interest Income:
Loans receivable, including fees	$2,594	$2,876	$7,962	$8,989
Securities held to maturity	371	471	1,096	1,474
Other	20	23	69	67
Total Interest Income	2,985	3,370	9,127	10,530

Interest Expense
Deposits	473	617	1,545	2,067
Borrowings	175	170	519	515
Total Interest Expense	648	787	2,064	2,582

Net Interest Income	2,337	2,583	7,063	7,948

Provision for Loan Losses	175	471	3,894	1,459

Net Interest Income after Provision for Loan Losses	2,162	2,112	3,169	6,489

Non-Interest Income
Fees and service charges	76	80	237	245
Income from bank owned life insurance	54	50	162	151
Gain (loss) on trading securities	-	9	1	(2)
Other	29	21	80	83
Total Non-Interest Income	159	160	480	477

Non-Interest Expenses
Salaries and employee benefits	980	932	2,901	2,874
Directors compensation	121	130	377	361
Occupancy and equipment	364	351	1,069	1,138
Service bureau fees	139	117	405	333
Advertising	47	43	119	139
FDIC assessment	73	74	219	222
Professional services	138	106	423	368
Other	326	209	801	646
Total Non-Interest Expenses	2,188	1,962	6,314	6,081

Income (Loss) before Income Taxes	133	310	(2,665)	885
Income Tax Expense (Benefit)	44	116	(1,087)	356
Net Income (Loss)	89	194	(1,578)	529
Weighted average number of common stock shares
outstanding - basic and diluted	4,916	4,973	4,939	5,010
Earnings (Loss) per common share - basic and diluted	$.02	$.04	$(.32)	$.11

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

Consolidated Statements of Comprehensive Income (Loss) – (Continued)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Other comprehensive income, net of tax

Defined benefit pension plans:
Amortization of prior service cost included in net periodic	$2	$2	$5	$5
pension cost, net of tax of $2 and $-; and $3 and $3, for the three and nine months, respectively.

Less: amortization of unrecognized gain, net of tax of $3 and $2;
and $7 and $4 for the three and nine months, respectively.	2	2	7	6

Other comprehensive income	4	4	12	11

Comprehensive income (loss)	$93	$198	$(1,566)	$540

See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net (Loss) Income	$(1,578)	$529
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net accretion of securities discounts and deferred loan fees and costs	(247)	(109)
Depreciation and amortization of premises and equipment	428	452
Stock based compensation and allocation of ESOP stock	339	331
Provision for loan losses	3,894	1,459
Loss (gain) loss on sale of other real estate owned	11	(9)
Income from bank owned life insurance	(162)	(151)
Unrealized (gain) loss on trading securities	(1)	2
Decrease (increase) in accrued interest receivable	197	(75)
(Increase) decrease in other assets	(819)	576
(Decrease) in other liabilities	(29)	(58)
Net Cash Provided by Operating Activities	2,033	2,947

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(64,780)	(53,970)
Maturities, calls and principal repayments	35,629	34,514
Net decrease in loans receivable	4,225	7,853
Purchase of premises and equipment	(45)	(156)
Purchase of bank owned life insurance	(588)	—
Purchase Federal Home Loan bank of New York stock	(450)	—
Proceeds from sale of other real estate owned	879	870
Proceeds from sale of trading securities	53	—
Net Cash Used in Investing Activities	(25,077)	(10,889)

Cash Flows from Financing Activities:
Net decrease in deposits	(1,922)	(1,706)
Long-term debt advance	10,000	—
Increase (decrease) in advance payments by borrowers for taxes and insurance	28	(148)
Cash dividends paid to minority shareholders	—	(163)
Purchase of treasury stock	(472)	(414)
Net Cash Provided by (Used in) Financing Activities	7,634	(2,431)

Net Decrease in Cash and Cash Equivalents	(15,410)	(10,373)
Cash and Cash Equivalents – Beginning	33,757	30,976
Cash and Cash Equivalents – Ending	$18,347	$20,603

Supplementary Cash Flows Information
Interest paid	$2,064	$2,577
Income taxes paid	$195	$41
Loan receivable transferred to other real estate owned	$2,511	$350

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

MSB Financial, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization of the Savings Bank. The MHC has not engaged in any significant business other than its ownership interest in the Company since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company. At March 31, 2013, the MHC owned 61.7% of the Company’s outstanding common shares.

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at March 31, 2013 and June 30, 2012 and for the three and nine months ended March 31, 2013 and 2012.  The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

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

Note 4 – Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, exclusive of the unallocated shares held by the Employee Stock Ownership Plan (“ESOP”) and unvested shares of restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method.  Diluted earnings per share did not differ from basic earnings per share for the three and nine months ended March 31, 2013 and 2012, as the 275,410 weighted average number of outstanding stock options were all anti-dilutive.

Note 5 – Stock Based Compensation

On March 10, 2008 the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan (the “2008 Plan”). This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to the 2008 Plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the Company’s common stock at the grant date. The grant date fair value of the options was estimated to be $2.99 per share based on the Black-Scholes option pricing model. Options are exercisable for 10 years from date of grant.  At March 31, 2013, stock based compensation expense not yet recognized in income amounted to $14,000 which is expected to be recognized over a weighted average remaining period of 0.1 years.  The

Company recognized stock based compensation expense related to these awards of $41,000 and $123,000 for each of the three and nine month periods ended March 31, 2013 and 2012, respectively.

On November 9, 2009 the Company’s 2008 Plan was amended. The primary purpose of the amendment was to increase the number of shares of Company common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of restricted stock awards.  The Company repurchased 110,164 shares of the Company common stock for an aggregate purchase price of $932,000 and on December 14, 2009 granted the shares to certain employees and directors.  The restricted stock awards vest over a five year period and expensed over that time based on the fair value of the Company’s common stock at the date of grant.  During each of the three and nine month periods ended March 31, 2013 and 2012, the Company recognized stock based compensation expense related to these awards of $45,000 and $135,000 with a tax benefit of $18,000 and $54,000, respectively.  As of March 31, 2013, $306,000 in stock based compensation expense related to these awards remains to be recognized.

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

Assets Measured at Fair Value on a Recurring Basis

There were no financial assets measured at fair value on a recurring basis at March 31, 2013.  The following table summarizes financial assets measured at fair value on a recurring basis at June 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Trading securities	$52	$—	$—	$52

Securities classified as trading securities were reported at fair value utilizing Level 1 inputs. For these securities, the Company arrives at the fair value based upon the quoted market price at the close of business on the last business day on or prior to the statement of financial condition date.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes those assets measured at fair value on a non-recurring basis as of March 31, 2013 and June 30, 2012:

	March 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$14,539	$14,539

	June 30, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$10,683	$10,683

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

Other real estate owned is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of March 31, 2013 and June 30, 2012 there was no further impairment of the other real estate owned balance below the cost basis established at the time the other real estate owned was originally recognized.

For Level 3 assets measured at fair value on non-recurring basis as of March 31, 2013 and June 30, 2012, the significant unobservable inputs used in fair value measurements were as follows:

As of March 31, 2013
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$14,539	Appraisal of	Appraisal
		collateral	adjustments	0% to - 22.0% (2.5%)
Liquidation
			expense	0.8% to - 28.6% (7.9%)

As of June 30, 2012
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$10,683	Appraisal of	Appraisal
		collateral	adjustments	0% to - 19.5% (6.5%)
Liquidation
			expense	4.6% to -28.2% (8.1%)

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

The following presents the carrying amount and the fair value as of March 31, 2013 and June 30, 2012, and placement in the fair value hierarchy, of the Company’s financial instruments which are carried on the consolidated statement of financial condition at cost and are not recorded at fair value on a recurring basis.  This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

	Carrying	Fair	Level 1	Level 2	Level 3
As of March 31, 2013	Amount	Value	Inputs	Inputs	Inputs
		(In Thousands)
Financial assets:
Securities held to maturity	$79,945	$80,757	$-	$80,757	$-
Loans receivable (1)	230,049	234,188	-	-	234,188

Financial liabilities:
Certificate of deposits	113,304	115,430	-	115,430	-
Advances from Federal Home Loan Bank of New York	30,000	32,331	-	32,331	-

As of June 30, 2012
Financial assets:
Securities held to maturity	50,706	51,540	-	51,540	-
Loans receivable (1)	240,520	245,055	-	-	245,055

Financial liabilities:
Certificate of deposits	119,656	122,135	-	122,135	-
Advances from Federal Home Loan Bank of New York	20,000	22,455	-	22,455	-

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of March 31, 2013 and June 30, 2012, the fair value of the commitments to extend credit was not considered to be material.

Note 7 - Loans Receivable and Allowance for Credit Losses

The composition of loans receivable at March 31, 2013 and June 30, 2012 was as follows:

	March 31, 2013	June 30, 2012
	(In thousands)
Residential mortgage:
One-to-four family	$139,062	$141,927
Home equity	42,694	49,224

	181,756	191,151

Commercial real estate	32,544	32,181
Construction	10,646	11,669
Commercial and industrial	10,444	10,092

	53,634	53,942
Consumer:
Deposit accounts	623	728
Automobile	138	194
Personal	24	23
Overdraft protection	164	162

	949	1,107

	236,339	246,200

Loans in process	(1,360)	(2,261)
Deferred loan fees	(387)	(354)

	$234,592	$243,585

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

The following tables present impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of March 31, 2013 and June 30, 2012.  The average recorded investment and interest income recognized is presented for the three and nine month periods ended March 31, 2013 and 2012.

	March 31, 2013			June 30, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$13,384	$14,127	$-	$10,622	$10,980	$-
Home equity	3,553	3,625	-	2,933	3,071	-
Commercial real estate	1,576	1,634	-	2,995	3,032	-
Construction
One-to-four family occupied	-	-		225	225
Other	987	1,000	-	-	-	-
Commercial and industrial	798	970	-	342	342	-
	20,298	21,356	-	17,117	17,650	-
With an allowance recorded:
Residential mortgage
One-to-four family	2,502	2,925	87	4,096	4,637	304
Home equity	904	1,362	129	719	988	264
Commercial real estate	1,307	1,665	54	459	459	41
Construction
One-to-four family occupied	1,702	1,936	15	1,940	1,940	147
Other	528	510	18	1,033	1,007	190
Commercial and industrial	151	236	41	722	722	153
	7,094	8,634	344	8,969	9,753	1,099
Total:
Residential mortgage
One-to-four family	15,886	17,052	87	14,718	15,617	304
Home equity	4,457	4,987	129	3,652	4,059	264
Commercial real estate	2,883	3,299	54	3,454	3,491	41
Construction
One-to-four family occupied	1,702	1,936	15	2,165	2,165	147
Other	1,515	1,510	18	1,033	1,007	190
Commercial and industrial	949	1,206	41	1,064	1,064	153
	$27,392	$29,990	$344	$26,086	$27,403	$1,099

As of March 31, 2013 and June 30, 2012, impaired loans listed above included $18.3 million and $15.4 million, respectively, of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of March 31, 2013 and June 30, 2012, $11.5 million and $8.3 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such remain in accrual status.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential
One-to-four family	$12,350	$139	$10,513	$81
Home equity	3,558	30	2,851	33
Commercial real estate	1,202	20	3,006	16
Construction
One-to-four family occupied	-	-	-	-
Other	494	9	112	-
Commercial and industrial	648	7	343	3
	18,252	205	16,825	133
With an allowance recorded:
Residential mortgage
One-to-four family	2,853	13	4,144	19
Home equity	904	-	1,097	2
Commercial real estate	1,902	8	459	6
Construction
One-to-four family occupied	1,705	21	1,940	21
Other	644	-	1,029	-
Commercial and industrial	378	1	735	2
	8,386	43	9,404	50
Total:
Residential mortgage
One-to-four family	15,203	152	14,657	100
Home equity	4,462	30	3,948	35
Commercial real estate	3,104	28	3,465	22
Construction
One-to-four family occupied	1,705	21	1,940	21
Other	1,138	9	1,141	-
Commercial and industrial	1,026	8	1,078	5
	$26,638	$248	$26,229	183

	Nine Months Ended March 31, 2013		Nine Months Ended March 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential
One-to-four family	$11,519	$307	$9,624	$249
Home equity	3,404	99	2,396	100
Commercial real estate	1,729	48	3,296	73
Construction
One-to-four family occupied	484	-	-	-
Other	438	9	56	-
Commercial and industrial	483	17	326	7
	18,057	480	15,698	429
With an allowance recorded:
Residential mortgage
One-to-four family	3,657	48	3,661	57
Home equity	699	7	1,061	4
Commercial real estate	1,528	14	344	19
Construction
One-to-four family occupied	1,111	62	970	63
Other	807	-	1,513	-
Commercial and industrial	524	3	681	9
	8,326	134	8,230	152
Total:
Residential mortgage
One-to-four family	15,176	355	13,285	306
Home equity	4,103	106	3,457	104
Commercial real estate	3,257	62	3,640	92
Construction
One-to-four family occupied	1,595	62	970	63
Other	1,245	9	1,569	-
Commercial and industrial	1,007	20	1.007	16
	$26,383	$614	$23,928	581

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

The following tables present the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of March 31, 2013 and June 30, 2012:

As of March 31, 2013	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$27,527	$2,487	$2,419	$-	$46	$32,479
Construction
One-to-four family owner occupied	3,549	-	1,687	-	15	5,251
Other	2,539	987	-	475	6	4,007
Commercial and Industrial	9,083	345	962	-	31	10,421

Total	$42,698	$3,819	$5,068	$475	$98	$52,158

As of June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$26,610	$2,861	$1,355	$1,262	$41	$32,129
Construction
One-to-four family owner occupied	1,774	1,793	225	-	147	3,939
Other	3,322	1,150	-	791	190	5,453
Commercial and Industrial	8,767	68	207	874	153	10,069

Total	$40,473	$5,872	$1,787	$2,927	$531	$51,590

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables represent the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of March 31, 2013 and June 30, 2012:

As of March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$3,644	268	5,808	9,720	$129,072	$138,792	$7,704	$501
Home equity	337	164	1,201	1,702	40,991	42,693	1,482	51
Commercial real estate	453	-	828	1,281	31,198	32,479	2,450	-
Construction
One-to-four family owner occupied	-	-	-	-	5,251	5,251	-	-
Other	137	-	528	666	3,341	4,007	528	-
Commercial and industrial	176	-	279	455	9,966	10,421	850	-
Consumer	14	-	-	14	935	949	-	-
Total	$4,761	$432	$8,644	$13,838	$220,754	$234,592	$13,014	$552

As of June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$4,936	1,790	7,946	14,672	$126,994	$141,666	$9,003	$1,263
Home equity	877	388	1,239	2,504	46,718	49,222	923	906
Commercial real estate	770	-	1,602	2,372	29,757	32,129	2,337	-
Construction
One-to-four family owner occupied	-	-	225	225	3,714	3,939	225	-
Other	-	-	1,034	1,034	4,419	5,453	1,033	-
Commercial and industrial	118	-	1,064	1,182	8,887	10,069	1,064	-
Consumer	36	-	1	37	1,070	1,107	-	1
Total	$6,737	$2,178	$13,111	$22,026	$221,559	$243,585	$14,585	$2,170

Allowance for Loan Losses

The following tables summarize the allowance for loan losses, by the portfolio segment segregated into the amounts required for loans individually evaluated for impairment and the amounts required for loans collectively evaluated for impairment as of March 31, 2013 and June 30, 2012.  The activity in the allowance for loan losses is presented for the three and nine month periods ended March 31, 2013 and 2012 (in thousands):

	As of March 31, 2013
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$3,230	$698	$301	$295	$9	$10	$4,543
Ending balance: individually evaluated for impairment	$216	$54	$33	$41	$-	$-	$344
Ending balance: collectively evaluated for impairment	$3,014	$644	$268	$254	$9	$10	$4,199

Loans receivables:
Ending balance	$181,485	$32,479	$9,258	$10,421	$949	$-	$234,592
Ending balance: individually evaluated for impairment	$20,343	$2,883	$3,217	$949	$-	$-	$27,392
Ending balance: collectively evaluated for impairment	$161,142	$29,596	$6,041	$9,472	$949	$-	$207,200

	As of June 30, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending Balance	$1,808	$445	$527	$272	$13	$3,065
Ending balance: individually evaluated for impairment	$568	$41	$337	$153	$-	$1,099
Ending balance: collectively evaluated for impairment	$1,240	$404	$190	$119	$13	$1,966

Loans receivables:
Ending balance	$190,888	$32,129	$9,392	$10,069	$1,107	$243,585
Ending balance: individually evaluated for impairment	$18,370	$3,454	$3,198	$1,064	$-	$26,086
Ending balance: collectively evaluated for impairment	$172,518	$28,675	$6,194	$9,005	$1,107	$217,499

	Three Months Ended March 31, 2013
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,148	$1,109	$469	$546	$48	$-	$5,320
Charge-offs	(457)	(225)	(85)	(180)	(5)	-	(952
Recoveries	-	-	-	-	-	-	-
Provisions	539	(186)	(83)	(71)	(34)	10	175
Ending balance	$3,230	$698	$301	$295	$9	$10	$4,543

	Nine Months Ended March 31, 2013
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,808	$445	$527	$272	$13	$-	$3,065
Charge-offs	(1,483)	(348)	(333)	(297)	(4)	-	(2,465)
Recoveries	49	-	-	-	-	-	49
Provisions	2,856	601	107	320	-	10	3,894
Ending balance	$3,230	$698	$301	$295	$9	$10	$4,543

	Three Months Ended March 31, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,637	$337	$393	$270	$14	$12	$2,663
Charge-offs	(254)	-	-	(2)	(4)	-	(260)
Recoveries	-	-	-	-	-	-	-
Provisions	418	67	14	(25)	9	(12)	471
Ending balance	$1,801	$404	$407	$243	$19	$-	$2,874

	Nine Months Ended March 31, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,130	$303	$514	$211	$12	$-	$2,170
Charge-offs	(738)	-	-	(2)	(15)	-	(755)
Recoveries	-	-	-	-	-	-	-
Provisions	1,409	101	(107)	34	22	-	1,459
Ending balance	$1,801	$404	$407	$243	$19	$-	$2,874

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

The allowance for loan losses for the quarter ended March 31, 2013 included $2.0 million deemed necessary to support the Company’s planned asset disposition strategy approved by the Board Directors during the quarter ended December 31, 2012.  This strategy was implemented in an attempt to rapidly reduce the dollar amount of non-performing loans in the Company’s loan portfolio associated with the foreclosure process, which can currently take up to three years to complete.  Based on the Company’s prior history, loans in the foreclosure process will experience prolonged expenses in the form of legal fees, property taxes, utilities, property maintenance, as well as asset depreciation due to neglect of the property.

As part of the aforementioned strategy, the Company performed an analysis to identify loans which will be part of this disposition strategy made available to the Company, which includes short sales, cash for keys, deeds in lieu of foreclosure and/or the bulk sale of loans.  The analysis provided management with a way to estimate the additional reserves required to complete the asset disposition strategy.  The Company feels that these losses are both probable and estimable and accordingly recorded an additional allowance during the quarter ended December 31, 2012.  During the quarter ended March 31, 2013, the Company utilized $326,000 of the provision in implementing its asset disposition strategy.

The Company’s management team is actively engaged with borrowers and buyers to expedite the asset disposition strategy and will continue doing so until desired amount of non-performing loans have been removed from the Company’s loan portfolio.

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $18.3 million and $15.4 million at March 31, 2013 and June 30, 2012 respectively.  TDRs on accrual status were $11.5 million and $8.3 million at March 31, 2013 and June 30, 2012, while TDRs on non-accrual status were $6.8 million and $7.1 million at these respective dates.  At March 31, 2013 and June 30, 2012, the allowance for loan losses included specific reserves of $101,000 and $234,000 related to TDRs respectively.

The following table summarizes by class loans modified in TDRs during the three and nine months ended March 31, 2013 and 2012.  There were seven new TDRs during the three months ended March 31, 2013 and three loans modified in troubled debt restructurings during the three months ended March 31, 2012.  The Company had fifteen new TDRs during the nine month period ended March 31, 2013 and seven new TDRs during the nine-month period ended March 31, 2012.  The following table summarizes by class loans modified in TDRs during the three and nine months ended March 31, 2013 and 2012.  Two of the loans, which were previously classified as TDRs, were restructured as interest only for another one year period and another loan had its term extended from 20 years to 30 years and had its interest rate reduced.  Another loan had capitalization of past due interest and escrow as well as a reduced interest rate for the term of the loan, while another loan had capitalization of past due interest and escrow as well as a reduced interest rate for a five year period, while yet another loan just had a reduction in interest rate for one year, and two commercial lines that were previously interest only were renewed for a term of one year with an increase in the interest rates.  For the three months ended March 31, 2013, two loans had capitalization of interest and escrow as well as a reduced interest rate for a five year period, one loan had the interest only period extended for one year more, while one interest only construction loan had the maturity extended two and half years with required annual permanent principal reductions to fully extinguish the debt at maturity and the interest rate was converted from floating to fixed for the remainder of the term resulting in a higher short term interest rate.  In addition, another loan was the consolidation of three existing higher interest rate loans into one mortgage resulting in an overall lower interest rate, while two commercial lines that were previously interest only were renewed for a term of one year with no change in interest rate.

	Three Months Ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	2	$1,396	$1,400
Commercial real estate	2	885	831
Construction Other	1	1,150	987
Commercial and industrial	2	68	68

Total	7	$3,499	$3,286

	Nine Months Ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	8	$3,116	$3,110
Commercial real estate	2	885	831
Construction Other	1	1,150	987
Commercial and industrial	4	214	214

Total	15	$5,365	$5,142

	Three Months Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	3	$2,191	$2,190

Total	3	$2,191	$2,190

	Nine Months Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	7	$3,525	$3,524

Total	7	$3,525	$3,524

The following table summarizes loans modified in TDR during the previous 12 months and for which there was a subsequent payment default during the three and nine months ended March 31, 2012.  The Company did not have any loans modified in TDR during the previous 12 months and for which there was a subsequent payment default during the three and nine months ended March 31, 2013.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

	Three Months Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Commercial real estate	1	345	380

Total	1	$345	$380

	Nine Months Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	4	$1,994	$1,898
Commercial real estate	1	345	380
Commercial and industrial	1	205	205

Total	6	$2,544	$2,483

Note 8 - Securities Held to Maturity

The amortized cost of securities held to maturity and their fair values as of March 31, 2013 and June 30, 2012, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013	(In Thousands)

U.S U.S. Government agencies:
Due after one year to five years	$3,000	$3	$2	$3,001
Due after five through ten years	28,195	57	22	28,230
Due after ten years	18,000	200	12	18,188

	49,195	260	36	49,419

Mortgage-backed securities	22,291	577	55	22,813

Corporate bonds:
Due after one year to five years	3,178	62	12	3,228

Certificates of deposit:
Due after one year to five years	5,281	26	10	5,297

	$79,945	$925	$113	$80,757

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012	(In Thousands)

U.S U.S. Government agencies:
Due after one year to five years	$3,000	$7	$1	$3,006
Due after five through ten years	1,017	-	-	1,017
Due thereafter	33,001	421	-	33,422
	37,018	428	1	37,445

Mortgage-backed securities	10,120	456	32	10,544

Corporate bonds:
Due after one year to five years	1,528	-	9	1,519
Due after five through ten years	615	-	7	608
	2,143		16	2,127

Certificates of deposit:
Due after one year to five years	1,180	-	1	1,179
Due after five through ten years	245	2	2	245
	1,425	2	3	1,424

	$50,706	$886	$52	$51,540

All mortgage-backed securities at March 31, 2013 and June 30, 2012 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and fair value of securities held to maturity at March 31, 2013 and June 30, 2012, as shown above, are reported by contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three or nine months ended March 31, 2013, and 2012, and no sale of trading securities during the three months ended March 31, 2013 or three or nine months ended March 31, 2012.   The Company did sell all of the securities that were in its trading security portfolio in November 2012 and did not recognize a gain or loss on the sale of these securities.  At March 31, 2013 and June 30, 2012, securities held to maturity with a fair value of approximately $809,000 and $825,000, respectively, were pledged to secure public funds on deposit.

The following tables set forth the gross unrealized losses and fair value of securities in an unrealized loss position as of March 31, 2013 and June 30, 2012, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2013
U.S. Government agencies	$14,464	$36	$—	—	$14,464	$36
Mortgage-backed securities	8,024	55	—	—	8,024	55
Corporate bonds	1,040	12	—	—	1,040	12
Certificates of deposit	1,370	10	—	—	1,370	10

	$24,898	$113	$—	$—	$24,898	$113

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2012
U.S. Government agencies	$2,000	$1	$—	$—	$2,000	$1
Mortgage-backed securities	4,030	32	—	—	4,030	32
Corporate bonds	2,127	16	—	—	2,127	16
Certificates of deposit	442	3	—	—	442	3

	$8,599	$52	$—	$—	$8,599	$52

At March 31, 2013 and June 30, 2012, management concluded that the unrealized losses summarized above (which related to ten U.S. Government agency bonds, four certificates of deposit, six mortgage-backed securities and two corporate bonds at March 31, 2013 and two U.S. Government agency bonds, two mortgage-backed securities, four corporate bonds and two certificates of deposit at June 30, 2012) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized an other-than-temporary impairment loss on these securities.

Note 9 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Service cost	$17	$17	$49	$51
Interest cost	18	23	56	69
Amortization of unrecognized gain	5	4	14	10
Amortization of past service liability	3	2	8	8
	$43	$46	$127	$138

As of March 31, 2013, the Company expects to contribute $22,000 to the plans for the remainder of the fiscal year.

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

On November 12, 2012, the Company announced the Board of Directors had authorized a thirteenth stock repurchase program pursuant to which the Company intends to repurchase up to an additional 5%, or 97,855 shares.  As of May 8, 2013, the Company repurchased 38,018 shares authorized under this repurchase program.

As of March 31, 2013 the Company repurchased 37,518 shares authorized under the thirteenth repurchase program.  During the nine months ended March 31, 2013, an aggregate of 74,355 shares were repurchased under the aforementioned plans at a cost of $472,000 or $6.35 per share.

Note 11 – Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends FASB ASC Top 220, Comprehensive Income (Topic 220). The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12 for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income.  The new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. Currently, this information is presented in different places throughout the financial statements.  For public entities, the amendments of this update are effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years.  Early adoption is permitted.  The adoption of ASU 2011-05 should not have a significant impact on the presentation of the comprehensive income.

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

Comparison of Financial Condition at March 31, 2013 and June 30, 2012

General. Total assets increased to $353.7 million at March 31, 2013, from $347.3 million at June 30, 2012, primarily due to an increase of $29.2 million in securities held to maturity, a $1.6 million increase in real estate owned, a $810,000 increase in other assets and a $450,000 increase in Federal Home Loan Bank of New York stock, at cost, offset by a decrease of $15.4 million in cash and cash equivalents and a $10.5 million decrease in loans receivable, net balances.  Deposits were $281.9 million at March 31, 2013, down $1.9 million compared to $283.8 million at June 30, 2012.   The decrease in deposit balances was primarily due to the Company lowering its offering rates.  FHLB advances were $30.0 million at March 31, 2013 compared to $20.0 million at June 30, 2012.

Total assets increased by $6.4 million between periods and total liabilities increased by $8.1 million, and the ratio of average interest-earning assets to average-interest bearing liabilities increased slightly to 109.70% for the nine months ended March 31, 2013 as compared to 109.19% for year ended June 30, 2012.  Stockholders’ equity decreased by $1.7 million to $39.2 million at March 31, 2013 compared to $40.9 million at June 30, 2012.

Loans. Loans receivable, net, declined $10.5 million, or 4.4% from $240.5 million at June 30, 2012 to $230.0 million at March 31, 2013.  As a percentage of assets, loans decreased to 65.0% from 69.2%. The Company’s commercial real estate loan portfolio grew by $363,000 or 1.1%, the commercial and industrial portfolio increased by $352,000 or 3.5%, as did overdraft and personal loans by $2,000 or 1.2% and $1,000 or 4.4%, respectively, between June 30, 2012 and March 31, 2013.  Home equity loans decreased by $6.5 million or 13.3%, one-to-four family loans decreased by $2.9 million or 2.0%, as did construction loans, deposit account loans and automobile loans by $1.0 million or 8.8%, $105,000 or 14.4% and $56,000 or 28.9%, respectively, between June 30, 2012 and March 31, 2013.

Securities. Our portfolio of securities held to maturity was at $80.0 million at March 31, 2013 as compared to $50.7 million at June 30, 2012. Maturities, calls and principal repayments during the nine months ended March 31, 2013 totaled $35.6 million.  We purchased $64.8 million of new securities during the nine months ended March 31, 2013.  In addition, the Savings Bank sold all of its trading securities totaling $52,000 during the nine months ended March 31, 2013.

Deposits. Total deposits at March 31, 2013 were $281.9 million, a $1.9 million decrease as compared to $283.8 million at June 30, 2012.  Demand accounts increased by $3.4 million, as did savings and club accounts by $1.0 million, while certificate of deposit accounts decreased by $6.3 million during nine-month period ended March 31, 2013.

Borrowings. Total borrowing at March 31, 2013 were $30.0 million compared to $20.0 million at June 30, 2012.  The Savings Bank borrowed $10.0 million during the quarter ended March 31, 2013, which comprised of two $5.0 million borrowings, one maturing on February 25, 2016 and the other maturing on March 7, 2016, each at a rate of 0.78%.  Neither borrowing is callable.  The Company did not have short-term borrowings at March 31, 2013 or June 30, 2012.

Equity. Stockholders’ equity was $39.2 million at March 31, 2013 compared to $40.9 at June 30, 2012, a decrease of $1.7 million or 4.2%. The decrease in stockholders’ equity was primarily due to a net loss of $1.6 million for the nine months ended March 31, 2013 and the repurchase of $472,000 in treasury stock, offset by an increase of $212,000 in paid in capital primarily related to the compensation expense attributable to the Company’s stock-based compensation plan, an $127,000 decrease in unallocated common stock held by our ESOP and $12,000 of other comprehensive income.

Comparison of Operating Results for the Three Months and Nine Months Ended March 31, 2013 and 2012

General. The Company’s net income for the three months ended March 31, 2013 was $89,000 compared to net income of $194,000, for the three months ended March 31, 2012, a decrease of $105,000 or 54.1%.  Net interest income was $2.3 million for the three months ended March 31, 2013 compared to $2.6 million for the three months ended March 31, 2012, a decrease of $246,000 or 9.5%.  The provision for loan losses decreased by $296,000 or 62.9% for the three months ended March 31, 2013 compared to the three month ended March 31, 2012.  Non-interest income decreased slightly by $1,000 or 0.6%, while non-interest expense increased by $226,000 or 11.5% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

The Company recorded a $1.6 million net loss for the nine months ended March 31, 2013 compared to net income of $529,000, for the nine months ended March 31, 2012.  Net interest income for the nine months ended March 31, 2013 was $7.1 million compared to $7.9 million for the nine months ended March 31, 2012, a decrease of $885,000 or 11.1%.  The provision for loan losses increased by $2.4 million or 167.0% to $3.9 million for the nine months ended March 31, 2013 compared to $1.5 million for the nine months ended March 31, 2012.  Non-interest income increased slightly by $3,000 or 0.6% from $477,000 for the nine months ended March 31, 2012 to $480,000 for the nine months ended March 31, 2013.  Non-interest expense increased by $233,000 or 3.8% for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.  Total non-interest expense was $6.3 million for the nine months ended March 31, 2013 compared to $6.1 million for the nine month period ended March 31, 2012.

Net Interest Income. Net interest income decreased by $246,000 or 9.5% for the three month period ended March 31, 2013, compared to the three months ended March 31, 2012.  Interest income decreased by $385,000 or 11.4%, and interest expense decreased by $139,000 or 17.7%, for the same three month comparative period.

The decrease of $385,000 or 11.4% in total interest income for the three months ended March 31, 2013, resulted from a 51 basis point decrease in yield, offset by a $2.0 million or 0.6% increase in the average balance of interest-earning assets.  Average interest-earning assets increased $2.0 million to $316.6 million for the three months ended March 31, 2013, compared to $314.6 million for the three months ended March 31, 2012.  Interest income on loans decreased by $282,000 or 9.8% for the three months ended March 31, 2013, compared to the same period in 2012 primarily due to a 30 basis point reduction in average yield and a $9.1 million or 3.7% decrease in average loan balances.  Interest income on securities held to maturity decreased by $100,000 or 21.2% for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, as a result of a 104 basis point reduction in average yield, offset by a  $11.5 million or 18.8% increase in average balance.  Other interest income reflected a decrease of $3,000 or 13.0% in interest income primarily due to a 8 basis point decrease in average yield and a $499,000 or 7.2% decrease in average balance for the three month period ended March 31, 2013 compared to the same period ended March 31, 2012.

Total interest expense decreased by $139,000 or 17.7% for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Average interest-bearing liabilities decreased $295,000 or 0.1%, from $286.2 million for the three months ended March 31, 2012, to $285.9 million for the three months ended March 31, 2013, and the average rate paid decreased by 19 basis points from 1.10% to 0.91%, for the respective periods.  Interest expense on deposits decreased by $144,000 or 23.3% for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, as a result of a $3.7 million or 1.4% decrease in average interest-bearing deposits from $266.2 million to $262.5 million and a 21 basis point reduction in the average rate paid from 0.93% to 0.72%, for the respective periods.  Time deposit average balances decreased $5.9 million or 4.9% and average savings deposit balances decreased by $1.6 million or 1.5%, while NOW average balances increased by $3.8 million or 11.2% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Time deposit average rates decreased by 26 basis points, as did the average rates on savings deposits and NOW accounts by 15 and 6 basis points, respectively, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.  Federal Home Loan Bank advance average balances were $23.4 million for the three month period ended March 31, 2013 compared to $20.0 million for the three months ended March 31, 2012.  The average rate on Federal Home Loan Bank advances decreased by 41 basis points to 2.99% for the three months ended March 31, 2013 compared to 3.40% for the three months ended March 31, 2012.

Net interest income decreased $885,000 or 11.1% to $7.1 million for the nine months ended March 31, 2013, from $7.9 million for the nine months ended March 31, 2012.  Interest income decreased by $1.4 million or 13.3%, and interest expense decrease by $518,000 or 20.1% for the nine month period ended March 31, 2013, compared to the nine month period ended March 31, 2012.

The decrease of $1.4 million or 13.3% in interest income for the nine months ended March 31, 2013 resulted from a $4.9 million decrease in average earning assets and a 53 basis point decrease in yield to 3.91%, compared to the nine months ended March 31, 2012.  Interest income on loans decreased by $1.0 million or 11.4% for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012.  Average loan receivable balances decreased $9.2 million or 3.7% to $240.0 million for the nine months ended March 31, 2013, compared to $249.2 million for the nine months ended March 31, 2012, while the average yield declined to 4.42% from 4.81%.  Interest income on securities held to maturity decreased $378,000 or 25.6% for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012, due to a 103 basis point decline in average yield from 3.26% to 2.23%, offset by a $5.2 million increase in average balances from $60.2 million for the nine months ended March 31, 2012 to $65.4 million for the nine months ended March 31, 2013.  Interest income on other interest-earning assets increased by $2,000 or 2.99% for the nine month period ended March 31, 2013, compared to the same nine month period in 2012, as the average yield increased by 25 basis points to 1.55% and average other interest earning-asset balances decreased by $920,000 or 13.4%.

The $518,000 or 20.1% decrease in interest expense for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012, was primarily due to a decrease of $5.8 million in average interest-bearing liabilities balances and an average rate decrease of 22 basis points to 0.97%.  Interest expense on deposits decreased by $522,000 or 25.3% for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012, as a result of a $6.9 million or 2.6% decrease in average interest-bearing deposits from $269.7 million to $262.8 million and a 24 basis point reduction in average rate from 1.02% to 0.78%, for the respective periods.  NOW account average balances increased by $2.9 million or 8.9% for the nine month period ended March 31, 2013 compared to the nine months ended March 31, 2012, while time deposit and savings average balances decreased by $7.2 million and $2.7 million, or 5.8% and 2.4%, respectively, for the same comparative periods. The average rates on time deposits, savings deposits and NOW accounts decreased by 33 basis points, 15 basis points and 3 basis points, respectively, for the nine months ended March 31, 2013, compared to the same nine month period ended March 31, 2012.  Federal Home Loan Bank advance average balances were $21.1 million and $20.0 million for the nine month periods ended March 31, 2013 and March 31 2012, respectively.  The average rate was 3.28% for the nine months ended March 31, 2013 compared to an average rate of 3.43% for the nine month period ended March 31, 2012, representing a 15 basis point reduction in average rate.

Provision for Loan Losses. The loan loss provision for the three and nine months ended March 31, 2013 was $175,000 and $3.9 million, respectively, compared to $471,000 and $1.5 million for the same periods ended March 31, 2012. The Company’s management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company’s level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company experienced $952,000 in charge-offs  and no recoveries for the three month period ended March 31, 2013 compared to $260,000 in charge-offs and no recoveries during the three month period ended March 31, 2012.  In addition, the Company experienced $2.4 million in net charge-offs (consisting of $2.5 million in charge-offs and $49,000 in recoveries) for the nine month period ended March 31, 2013 compared to $755,000 in charge-offs and no recoveries for the nine months ended March 31, 2012.  The Company’s Board of Directors approved an asset disposition strategy during the quarter ended December 31, 2012 in an attempt to rapidly reduce the dollar amount of non-performing loans in the Company’s loan portfolio.  As part of the aforementioned strategy, the Company performed an analysis to identify loans to be included in the disposition strategy, which would include short sales, cash for keys, deeds in lieu of foreclosure and/or the bulk sale of loans.  The analysis provided management with an estimate of losses to be incurred as a result of the asset dispositions.  The Company felt that these losses were both probable and estimable and, accordingly, recorded an additional $2.0 provision for the quarter ended December 31, 2012.  As of March 31, 2013, the Company has utilized $326,000 of this additional allowance in implementing this strategy.  The Company’s management team is actively engaged with borrowers and buyers to expedite the asset disposition strategy and will continue doing so until desired amount of non-performing loans have been removed from the Company’s loan portfolio.  The Company had $13.6 million in non-performing loans as of March 31, 2013, compared to $16.7 million as of March 31, 2012 and $15.8 million as of December 31, 2012.  The allowance for loan losses to total loans ratio was 1.92% at March 31, 2013, compared to 1.15% at March 31, 2012, while the allowance for loan losses to non-performing loans ratio increased from 17.22% at March 31, 2012 to 33.49% at March 31, 2013, primarily due to the increase in the allowance for loan losses during the first nine months of this fiscal year. Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were 5.74% and 1.01%, respectively, at and for the nine months ended March 31, 2013 compared to 6.70% and 0.10% at and for the nine months ended March 31, 2012.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of the bank owned life insurance and any unrealized gain or loss on trading securities.

Non-interest income decreased by $1,000 or 0.6% to $159,000 for the three months ended March 31, 2013 from $160,000 for the three months ended March 31, 2012, primarily due to a $4,000 or 5.0% reduction in other in fees and service charges offset by a $4,000 or 8.0% increase in income from bank owned life insurance and a $8,000 or 38.1% increase in other non-interest income.  The Company did not have a gain on its trading security portfolio during the three month period ended March 31, 2013, compared to a $9,000 gain recorded for the three months ended March 31, 2012.  Total non-interest income increased $3,000 or 0.6% from $477,000 for the nine months ended March 31, 2012 to $480,000 for the nine months ended March 31, 2013, partially due to a $1,000 gain on the Company’s trading security portfolio during the current nine month period ended March 31, 2013 period as compared to a $2,000 loss for the same nine month period ended March 31, 2012.  In addition, income from bank owned life insurance increased $11,000 or 7.3% for the nine months ended March 31, 2013 from the nine months ended March 31, 2012, while fees and service charges decreased $8,000 or 3.3%, as did other non-interest income by $3,000 or 3.6% for the nine months ended March 31, 2013 compared to March 31, 2012.

Non-Interest Expenses. Total non-interest expense increased by $226,000 or 11.5% to $2.2 million for the three months ended March 31, 2013 compared to $2.0 million for the three months ended

March 31, 2012.  Other non- interest expense increased by $117,000 or 56.0%, salaries and employee benefits increased by $48,000 or 5.2%, professional services increased by $32,000 or 30.2%, as did service bureau fees, occupancy and equipment and advertising expenses increased by $22,000, $13,000 and $4,000 or 18.8%, 3.7% and 9.3%, respectively, for the three months ended March 31, 2013 compared to the nine months ended March 31, 2012.  Directors’ compensation and FDIC assessment expenses decreased by $9,000 or 6.9% and $1,000 or 1.4%, respectively, for the three months ended March 31, 2013 compared to the three months ending March 31, 2012.  The increase in other non-interest expense was primarily due to an increase in real estate owned expense, while the increase in salaries and employee benefit expense was due to normal increases in salaries and higher benefit costs related to the retirement plans.  The increase in professional services was due to higher consultant expense and legal expense, while the increase in service bureau fees was fees was related to the expansion of services.  The increase in occupancy and equipment expense was related to higher building taxes and utilities expense and the increase in advertising expense was due to higher spending.

Our total non-interest expense for the nine months ended March 31, 2013 was $6.3 million compared to $6.1 million, an increase of $233,000 or 3.8%.  Other non interest expense increased by $155,000 or 24.0%, service bureau fees increased by $72,000 or 21.6%, as did professional services, salaries and benefits and director’s expenses by $55,000, $27,000 and $16,000 or 15.0%, 0.9% and 4.4%, respectively.  Correspondingly, occupancy and equipment, advertising and FDIC assessment expenses decreased by $69,000, $20,000 and $3,000 or 6.1%, 14.4% and 1.4%, respectively for the nine month period ended March 31, 2013 compared to the nine months ended March 31, 2012.  The increase in other non-interest expense was primarily attributable to higher real estate owned expense, non-operating and miscellaneous operating expenses, while the increase in service bureau fees was related to the expansion of services for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.   In addition, the increase in professional services was the result of higher consultant and audit and examination expenses, and the increase for salaries and employee benefits was primarily due to an increase in benefits expense for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.  The increase in directors’ compensation for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012, was attributable to a retirement arrangement agreement with the former President and CEO who sits on the Board of Directors.  The decrease in occupancy and equipment expense was primarily due to a decrease in depreciation expense, whereas, the reduction in advertising expense was attributable to last year’s 100th year anniversary promotion, and the reduction in FDIC assessment expense was due to a lower assessment base.

Income Taxes. Income taxes for the three months ended March 31, 2013 were $44,000 or 33.1% of income before income taxes as compared to $116,000 or 37.4% of income before income taxes for the three months ended March 31, 2012.  The income tax benefit for the nine months ended March 31, 2013 was $1.1 million or 40.8% of the reported loss before income taxes as compared to tax expense of $356,000 or 40.2% of income before income taxes for the nine months ended March 31, 2012.

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

At March 31, 2013, the Savings Bank had outstanding commitments to originate loans of $2.1 million, construction loans in process of $1.4 million, unused lines of credit of $21.2 million (including $18.2 million for home equity lines of credit), and standby letters of credit of $327,000. Certificates of deposit scheduled to mature in one year or less at March 31, 2013, totaled $68.3 million.

As of March 31, 2013, the Savings Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Savings Bank generates cash through deposits and/or borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required.  At March 31, 2013, the total loans to deposits ratio was 81.6%. At March 31, 2013, the Savings Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $80.2 million, of which $30.0 million was outstanding. As of March 31, 2013, the Savings Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Savings Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2013, the Savings Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2013.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at March 31, 2013 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2013.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2013	3,200	$6.88	3,200	66,337
February 1 through 28, 2013	2,500	7.03	2,500	63,837
March 1 through 31, 2013	3,500	6.99	3,500	60,337
Total	9,200	$6.96	9,200

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

MSB FINANCIAL CORP.
(Registrant)

Date May 14, 2013	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date May 14, 2013	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer