Form 10-K
period 2013-06-30
MSB FINANCIAL CORP.
filed 2013-09-30
CIK 1374783

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2013 or
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Stock Market LLC on December 31, 2012, was approximately $12.9 million.

As of September 4, 2013 there were 5,010,437 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders. (Parts II and III)

MSB FINANCIAL CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

Item 1. Business

General

The Company is a federally chartered corporation organized in 2004 for the purpose of acquiring all of the capital stock that Millington Savings Bank (the “Bank”) issued in its mutual holding company reorganization. During the fiscal year ended June 30, 2007, the Company conducted its initial public offering and sold 2,529,281 shares including 202,342 shares acquired by the Employee Stock Ownership Plan for net proceeds of approximately $24.5 million. The Company’s principal executive offices are located at 1902 Long Hill Road, Millington, New Jersey 07946-0417 and its telephone number at that address is (908) 647-4000.

MSB Financial, MHC (the “MHC”) is a federally chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization. The MHC has not engaged in any significant business since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company.

The Bank is a New Jersey-chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. As of June 30, 2013, the Bank had 65 full time equivalent employees.  The Bank maintains a website at www.millingtonsb.com.  Information on the Bank’s website should not be treated as part of this Annual Report on Form 10-K.

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

Lending Activities

We have traditionally focused on the origination of one- to four-family loans and home equity loans and lines of credit, which together comprise a substantial portion of the total loan portfolio. We also provide financing for commercial real estate, including multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. In recent years, construction loans have decreased as a component of our portfolio. We also originate commercial and industrial loans. Our consumer loans are comprised of auto loans, personal loans and account loans and overdraft lines of credit.

Loan Portfolio Composition. The following tables analyze the composition of the Company’s loan portfolio by loan category at the dates indicated.  Except as set forth below, there were no concentrations of loans exceeding 10% of total loans.

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:
One- to four-family real estate	$136,704	59.79%	$141,927	57.65%	$149,399	57.66%	$155,241	56.94%	$155,143	54.68%
Commercial real estate	32,171	14.07	32,181	13.07	32,559	12.57	33,776	12.39	34,115	12.03
Construction	8,895	3.89	11,669	4.74	16,633	6.42	16,639	6.10	20,978	7.39
Home equity	40,682	17.79	49,224	19.99	50,240	19.39	56,862	20.86	62,179	21.92
Commercial and industrial	9,267	4.05	10,092	4.10	9,325	3.60	9,190	3.37	10,176	3.59
Consumer	929	0.41	1,107	0.45	941	0.36	918	0.34	1,106	0.39

Total loans receivable	228,648	100.00%	246,200	100.00%	259,097	100.00%	272,626	100.00%	283,697	100.00%

Less:
Construction loans in process	(745)		(2,261)		(3,452)		(4,027)		(5,609)
Allowance for loan losses	(4,270)		(3,065)		(2,170)		(2,588)		(1,808)
Deferred loan fees	(377)		(354)		(224)		(197)		(222)

Total loans receivable, net	$223,256		$240,520		$253,251		$265,814		$276,058

Loan Maturity Schedule. The following table sets forth the maturity of the Company’s loan portfolio at June 30, 2013. Demand loans, loans having no stated maturity, and overdrafts are presented as due in one year or less. The construction loans presented in the table as of June 30, 2013 are net of $745,000 of undistributed amounts. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2013
	One- to Four- Family Real Estate	Commercial Real Estate	Construction	Consumer	Home Equity	Commercial and Industrial	Total
	(In thousands)
Amounts Due:
Within 1 Year	$5,596	$4,516	$5,193	$177	$814	$3,238	$19,534

After 1 year:
1 to 5 years	18,403	9,254	2,957	84	9,892	5,020	45,610
5 to 10 years	9,319	5,575	-	57	11,811	407	27,169
After 10 years	103,386	12,826	-	611	18,165	602	135,590
	131,108	27,655	2,957	752	39,868	6,029	208,369
Total due after one year
	$136,704	$32,171	$8,150	$929	$40,682	$9,267	$227,903

The following table sets forth the dollar amount of all loans at June 30, 2013 due after June 30, 2014, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One-to four-family real estate	$122,754	$8,354	$131,108
Commercial real estate	27,655	-	27,655
Construction	2,957	-	2,957
Consumer	752	-	752
Home equity	18,161	21,707	39,868
Commercial and industrial	1,755	4,274	6,029
Total	$174,034	$34,335	$208,369

One- to Four-Family Real Estate Mortgages. Our primary lending activity consists of the origination of one- to four-family first mortgage loans. Fixed rate, conventional mortgage loans are offered by the Company with terms from 5 to 30 years.

We originate adjustable rate mortgages, or ARMs, with up to 30 year terms at rates based upon the U.S. Treasury One Year Constant Maturity as an index. Our ARMs currently reset on an annual basis, beginning with the first year, and have a 200 basis point annual increase cap and a 600 basis point lifetime adjustment cap.  We do not originate “teaser” rate or negative amortization loans.

We are also offering a two-step loan program whereby we offer an initial rate for a fixed period of time, normally 7 to 10 years, and thereafter there is one preset interest rate adjustment based on competitive rates.

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

We provide financing on residential investment properties with 5 to 30 year fixed duration mortgages. Our investment property lending product is available to individuals or proprietorships, partnerships, limited liability corporations, and corporations with personal guarantees. All investment property is underwritten on its ability substantially to carry itself, unless the property is a two-family residence with the mortgagor living in one of the units. Preference is given to those loans where rental income covers all operating expenses, including but not limited to principal and interest, real estate taxes, hazard insurance, utilities, maintenance, and reserve. The cash coverage ratio to cover operating expenses must be at least 1.25 times.  Any negative cash flow will be included in borrower’s total debt ratio.

We generally originate one-to four-family first mortgage loans for primary residences with loan-to-value ratios ranging from 55% up to 80% depending on the collateral value and investment properties with loan-to-value ratios ranging from 55% up to 75%.

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

The management skills of the borrower are judged on the basis of his/her professional experience and must be documented to meet the Company’s satisfaction in relation to the desired project. The assets of the borrower must indicate his/her ability to support the proposed investment, both in terms of liquidity and net worth, and tangible history of the borrower’s capability and experience must be evident.

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

Construction loans are mortgages up to 18 months in duration. Funds are disbursed periodically upon inspections made by our inspectors on the percentage of work completed, as per the approved budget. Funds disbursed may not exceed 50% of the loan-to-value of land and up to 80% of the loan-to-value of improvements any time during construction.  Interest rates on disbursed funds are based on the rates and terms set at the time of closing.  The majority of our construction loans are variable rate loans with rates tied to the prime rate published in The Wall Street Journal, plus a premium. The Bank also has established a floor rate on all new transactions.  A minimum of interest-only payments on disbursed funds must be made on a monthly basis.

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

Consumer Loans. Our consumer lending products consist of new and used auto loans, secured and unsecured personal loans, account loans and overdraft lines of credit. The maximum term for a loan on a new or used automobile is six years and four years, respectively. We will lend up to 80% of retail value or dealer invoice on a car loan. We offer a reduction on the interest rate for car loans if payments are automatically deducted from a Millington Savings Bank checking or statement savings account.

Our personal loans have terms of up to four years with a minimum and maximum balance of $1,000 and $5,000, respectively. A reduction to the interest rate is offered for loans with automatic debit repayment from a Millington Savings Bank checking or statement savings account. Our account loans permit a depositor to borrow up to 90% of his or her funds on deposit with us in certificate of deposit accounts. The interest rate is the current rate paid to the depositor, plus a premium. A minimum payment of interest only is required. We offer an overdraft line of credit with a minimum of $500 and up to a maximum of $5,000 and an interest rate tied to the prime rate published in The Wall Street Journal, plus a premium.

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

Home Equity Loans and Lines of Credit. We offer fixed rate home equity loans and variable rate home equity lines of credit with a minimum credit limit of $5,000. Collateral valuation is established through a variety of methods, including an on-line appraisal valuation estimator, drive by appraisals, recent assessed tax value, purchase price or consideration value as evidenced by a deed or property search report or a report of real estate comparables from a licensed realtor. Loan requests over $100,000, however, require full appraisals, and requests over $500,000 require Loan Committee approval. Loan requests over $1.0 million require Board approval.  The loan-to-value limit on home equity lending varies depending on the collateral value and ranges from 55% up to 80% on owner occupied property and from 55% up to 70% on investment property. The variable rate on home equity lines of credit is adjusted monthly and is currently set at prime for owner occupied properties and prime plus a premium for investment properties. The fixed rate loans on investment property are also higher than fixed rate owner occupied home equity loans. We generally provide home equity financing only for a first or second lien position.

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

We also originate commercial term loans to fund longer-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs. These loans are secured by new and used machinery, equipment, fixtures, furniture or other long-term fixed assets and have terms of 1 to 15 years. We originate commercial term loans for other general long-term business purposes, and these loans are secured by real estate. Interest on commercial term loans is payable monthly.

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

The loan-to-value limits on commercial lending vary according to the collateral. Loans secured by real estate may be originated for up to 80% loan-to-value. Other limits are as follows: Savings accounts-90% of the deposit amount; new equipment-75% of purchase price; and used equipment-lesser of 75% of purchase price or 75% of current market value.

Loans to One Borrower. The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. Accordingly, as of June 30, 2013, our loans to one borrower legal limit was approximately $5.4 million.

The Bank’s lending policies require Board approval before any borrower’s existing and/or committed borrowings from the Bank may exceed $1.0 million in the aggregate. Any single loan in excess of $1.0 million also requires prior Board approval.

At June 30, 2013, the Bank’s largest lending relationship with a single borrower totaled $3.2 million, consisting of a $2.2 million loan and a $978,000 loan.  Both loans were secured by single family residences and were performing according to their terms.

Loan Originations, Purchases, Sales, Solicitation and Processing. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals and “walk-in” customers. Our residential loan originations are driven by the Bank’s reputation, as opposed to being advertising driven.

We normally do not sell loans into the secondary mortgage market and did not sell any loans in the five year period ended June 30, 2013.  It is our policy to retain the loans we originate in our portfolio. We have not uniformly originated our real estate mortgage loans to meet the documentation standards to sell loans in the secondary mortgage market. We may do so, however, in the future if we find it desirable in connection with interest rate risk management to sell longer term fixed rate mortgages into the secondary mortgage market.

We did not purchase any whole loans in the five-year period ended June 30, 2013. We did, however, purchase insignificant participation interests in loans originated by other banks during this period.

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

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of cost or its fair market value less estimated selling costs. The initial write-down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the period in which the declines occur. At June 30, 2013, we had $530,000 in other real estate owned.

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

Loans with interest accrued and unpaid during the year placed on non-accrual status and are charged against interest income.  Interest accrued and unpaid in prior years is charged against the allowance for loan losses.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At June 30, 2013, we had approximately $13.4 million of loans that were held on a non-accrual basis, all of which were classified as impaired with $4.0 million subject to specific loss allowances totaling $338,000.

Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.

	At June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
One-to four-family real estate	$7,955	$9,003	$8,317	$6,764	$3,714
Commercial real estate	2,587	2,337	3,132	3,465	926
Construction	601	1,258	1,027	864	—
Consumer	802	—	2	9	—
Home equity	1,502	923	950	2,281	1,356
Commercial and industrial	—	1,064	642	514	550
Total	13,447	14,585	14,070	13,897	6,546
Accruing loans contractually past due 90 days or more:
One-to four-family real estate	501	1,263	1,369	1,439	2,394
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	250
Consumer	—	1	—	2	10
Home equity	146	906	934	321	78
Commercial and industrial	—	—	—	—	377
Total	647	2,170	2,303	1,762	3,109
Total non-performing loans	$14,094	$16,755	$16,373	$15,659	$9,655
Total non-performing assets (1)	$14,624	$16,755	$17,234	$16,726	$9,655

Accruing loans modified in troubled debt restructuring	$11,848	$7,061	$543	$6,555	$2,181

Total non-performing loans to total loans	6.16%	6.81%	6.32%	5.74%	3.40%
Total non-performing loans to total assets	4.00%	4.82%	4.69%	4.36%	2.74%
Total non-performing assets to total assets	4.15%	4.82%	4.93%	4.66%	2.74%
__________________
(1)	Total non-performing assets consist of total non-performing loans and other real estate owned of $530, $-, $861, $1,067 and $ - at June 30, 2013, 2012, 2011, 2010 and 2009, respectively.

At June 30, 2013, there were $305,000 in loans not disclosed in the table above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

During the year ended June 30, 2013, gross interest income of $701,000 would have been recorded on loans accounted for on a non-accrual basis and $611,000 would have been recorded on troubled debt restructurings if those loans had been current in accordance with their original terms, and $212,000 and $548,000, respectively, of interest collected on such loans was included in income.

Classified Assets. The Company in compliance with the Uniform Credit Classification and Account Management Policy adopted by the Federal Deposit Insurance Corporation, the Company has an internal loan review program, whereby non-performing loans are classified as special mention, substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged-off, if a conforming loss event has occurred.

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

The following table discloses the Company’s classification of assets as of June 30, 2013.

At June 30, 2013
(In thousands)

Special Mention	$3,592
Substandard	5,131
Doubtful	601
Loss	108
Total	$9,432

At June 30, 2013, 16 out of the 24 loans adversely classified totaling $4.0 million are included as non-performing loans in the non-performing assets table.

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

Management evaluates individual loans in all of the loan segments (including loans in residential mortgage and consumer segments) for possible impairment if the recorded investment in the loan is greater than $200,000 and if the loan is either in nonaccrual status or risk rated Substandard or worse or has been modified in a troubled debt restructuring.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

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

The following table sets forth information with respect to the Bank’s allowance for loan losses for the periods indicated:

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Allowance balance at beginning of period	$3,065	$2,170	$2,588	$1,808	$1,025
Provision for loan losses	4,044	2,217	1,686	1,600	783
Charge-offs:
One-to four-family real estate	1,574	857	1,134	6	—
Commercial real estate	348	5	155	166	—
Construction	333	—	34	487	—
Consumer	5	17	8	14	—
Home equity	293	443	759	148	—
Commercial and industrial	342	2	14	-	—
Total charge-offs	2,895	1,324	2,104	821	—

Recoveries:
Consumer	56	2	—	1	—
Net charge-offs	$2,839	$1,322	$2,104	$820	$—
Allowance balance at end of period	$4,270	$3,065	$2,170	$2,588	$1,808
Total loans outstanding at end of period	$228,648	$246,200	$259,097	$272,626	$283,697
Average loans outstanding during period	$237,776	$248,124	$264,476	$277,379	$266,164
Allowance for loan losses as a percentage of non-performing loans	30.30%	18.29%	13.25%	16.53%	18.73%
Allowance for loan losses as a percentage of total loans	1.87%	1.24%	0.84%	0.95%	0.64%
Net loans charged-off as a percentage of average loans	1.19%	0.53%	0.80%	0.30%	-%

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

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)

One-to-four family real estate	$2,488	59.79%	$1,251	57.65%	$733	57.66%	$969	56.94%	$683	54.68%
Commercial real estate	706	14.07	445	13.07	303	12.57	507	12.39	345	12.03
Construction	238	3.89	527	4.74	514	6.42	272	6.10	152	7.39
Home equity	548	17.79	557	19.99	397	19.39	665	20.86	468	21.92
Commercial and industrial	276	4.05	272	4.10	211	3.60	164	3.37	154	3.59
Consumer	11	0.41	13	0.45	12	0.36	11	0.34	6	0.39
Unallocated	3	-	-	-	-	-	-	-	-	-
Total allowance	$4,270	100.00%	$3,065	100.00%	$2,170	100.00%	$2,588	100.00%	$1,808	100.00%

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

Corporate bonds often pay higher rates than government or municipal bonds, because they tend to be riskier.  The bond holder receives interest payments (yield) and principal and is repaid on a fixed maturity date.  Corporate bonds can mature anywhere between 1 to 30 years and changes in interest rates are generally reflected in the bond prices.  Corporate bonds carry no claims to ownership and do not pay a dividend, but are considered to be less risky than stocks, since the company has to pay off all of its debts (including bonds) before it handles its obligations to stockholders.  Corporate bonds have a wide range of ratings and yields because the financial health of the issuers can vary widely,

Accounting standards require that securities be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. These standards allow debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

At June 30, 2013, our entire security portfolio was classified as held to maturity.  All securities are purchased with the intent to hold each security until maturity.  Securities not classified as “held to maturity” or as “trading securities” are classified as “available for sale” and are reported at fair value with unrealized gains and losses on the securities impacting equity.  There were no available for sale securities at June 30, 2013 and 2012.

Individual securities are considered impaired when their fair values are less than their amortized cost. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance.  Accordingly, the Company accounts for temporary impairments based upon security classification as either trading, available for sale or held to maturity.  Temporary impairments on “available for sale” securities are recognized, on a tax-effected basis, through other comprehensive income with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Temporary impairments of “held to maturity” securities are not recognized in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities is disclosed in the notes to the consolidated financial statements.  The carrying value of securities held in a trading portfolio is adjusted to fair value through earnings on a quarterly basis.

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

At June 30, 2013, our securities portfolio did not contain securities of any issuer, other than the U.S. Government agencies and government-sponsored enterprises, having an aggregate book value in excess of 10% of stockholders’ equity.  We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our held to maturity securities portfolio at June 30, 2013. Our held to maturity securities portfolio is carried at amortized cost.  This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

	At June 30, 2013
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

U.S. Government Agency Obligations	$-	-%	$4,000	0.98%	$28,194	1.65%	$14,000	3.31%	$46,194	2.06%	$44,147

Mortgage-Backed Securities:
Government National Mortgage Association	-	-	2	9.29	15	1.98	-	-	17	2.82	18
Federal Home Loan Mortgage Corporation	-	-	15	2.86	75	2.39	3,307	1.64	3,397	1.66	3,327
Federal National Mortgage Association	-	-	7	4.20	18,366	2.11	2.981	2.27	21,354	2.14	20,966
Corporate bonds	-	-	2,571	1.60	2,098	1.64	-	-	4,669	1.62	4,612
Certificate of deposits	245	0.70	5,036	1.00	-	-	-	-	5,281	0.99	5,297
Total	$245	0.70%	$11,631	1.13%	$48,748	1.82%	$20,288	2.89%	$80,912	1.97%	$78,367

The following table sets forth the carrying value of our held to maturity securities portfolio at the dates indicated. Securities classified as held to maturity are shown at our amortized cost.

	At June 30
	2013	2012	2011
	(In thousands)

U.S. Government Agency Obligations	$46,194	$37,018	$40,266
Government National Mortgage Association	17	20	23
Federal Home Loan Mortgage Corporation	3,397	325	396
Federal National Mortgage Association	21,354	9,775	1,008
Corporate bonds	4,669	2,143	-
Certificates of deposits	5,281	1,425	-
Total securities held to maturity	$80,912	$50,706	$41,693

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

Deposits are obtained primarily from within New Jersey. The Bank also utilizes brokered deposits as a funding source.  Brokered deposits at June 30, 2013 totaled $294,000.  Premiums or incentives for opening accounts are sometimes offered. We periodically select particular certificate of deposit maturities for promotion in connection with asset/liability management and interest rate risk concerns.

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

	For the Year Ended June 30,
	2013			2012			2011
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)

Non-interest-bearing demand	$18,691	6.64%	— %	$16,094	5.65%	—%	$12,829	4.43%	—%
Interest-bearing demand	36,918	13.12	0.14	34,012	11.94	0.18	31,333	10.82	0.32
Savings and club	110,916	39.42	0.23	112,901	39.63	0.37	117,794	40.67	0.67
Certificates of deposit	114,876	40.82	1.48	121,858	42.78	1.78	127,683	44.08	2.07

Total deposits	$281,401	100.00%	0.76%	$284,865	100.00%	0.93%	$289,639	100.00%	1.22%

The following table sets forth certificates of deposit classified by interest rate categories as of the dates indicated.

	At June 30,
	2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Interest Rate:
Under - 1.00%	$54,101	49.21%	$46,094	38.52%	$45,102	36.95%
1.00% - 1.99%	31,737	28.86	44,694	37.35	37,018	30.33
2.00% - 2.99%	9,575	8.71	10,728	8.97	8,276	6.78
3.00% - 3.99%	6,774	6.16	7,225	6.04	18,730	15.34
4.00% - 4.99%	1,414	1.29	3,177	2.65	3,334	2.73
5.00% - 5.99%	6,347	5.77	7,712	6.45	9,604	7.87
6.00%+	-	-	26	0.02	-	-
Total	$109,948	100.00%	$119,656	100.00%	$122,064	100.00%

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2013.

	Amount Due
	Year Ended June 30,
	2014	2015	2016	2017	2018	After June 30, 2018	Total
	(Dollars in thousands)
Interest Rate:
Under - 1.00%	$41,541	$12,234	$326	$-	$-	$-	$54,101
1.00% - 1.99%	17,181	8,005	2,959	1,355	1,668	569	31,737
2.00% - 2.99%	496	863	4,647	2,036	-	1,533	9,575
3.00% - 3.99%	619	3,329	2,118	-	78	630	6,774
4.00% - 4.99%	201	195	86	-	731	201	1,414
5.00% - 5.99%	354	1,879	1,252	1,322	821	719	6,347
6.00% +	-	-			-	-	-
Total	$60,392	$26,505	$11,388	$4,713	$3,298	$3,652	$109,948

The following table shows the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2013.

Certificates of Deposit
(In thousands)
Remaining Time Until Maturity:
Within three months	$9,053
Three through six months	5,915
Six through twelve months	8,485
Over twelve months	21,287
Total	$44,740

Borrowings. To supplement our deposits as a source of funds for lending or investment, we have borrowed funds in the form of advances from the Federal Home Loan Bank of New York.  At June 30, 2013, our collateralized borrowing limit with the Federal Home Loan Bank was $80.8 million and our outstanding borrowings with the Federal Home Loan Bank totaled $30.0 million. Information regarding our total borrowings as of June 30, 2013 is set forth in the following table.

	At June 30, 2013
	Balance	Rate	Maturity
	(Dollars in thousands)
Total Borrowings:
Three year fixed rate medium term advance	$5,000	0.780%	February 2016
Three year fixed rate medium term advance	$5,000	0.780%	March 2016
Ten year fixed rate convertible advance	$10,000	3.272%	November 2017
Ten year fixed rate convertible advance	$10,000	3.460%	March 2018

Advances from the Federal Home Loan Bank of New York are typically secured by the Federal Home Loan Bank stock and a portion of our residential mortgage loans and by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. Additional information regarding our borrowings is included under Note 9 to our consolidated financial statements beginning on page F-1.

Subsidiary Activity

The Company has no direct subsidiaries other than the Bank. The Bank has one wholly owned subsidiary, Millington Savings Service Corp., formed in 1984. The service corporation is currently inactive.

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

Holding Company Regulation

General.  The Company is a savings and loan holding company within the meaning of Section 10 of the HOLA.  As a result of the Dodd-Frank Act, it is now required to file reports with the Federal Reserve and is subject to regulation and examination by the Federal Reserve, as successor to the OTS.  The Company must also obtain regulatory approval from the Federal Reserve before engaging in certain transactions, such as mergers with or acquisitions of other financial institutions.  In addition, the Federal Reserve has enforcement authority over the Company and any non-savings institution subsidiaries.  This permits the Federal Reserve to restrict or prohibit activities that it determines to be a serious risk to the Bank.  This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

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

Waivers of Dividends by MSB Financial MHC.  As previously permitted by OTS policies, the MHC has historically waived the receipt of dividends from the Company.  The OTS reviewed dividend waiver notices on a case-by-case basis and, in general, did not object to any such waiver if; (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members, and (ii) the waiver would not be detrimental to the safe and sound operations of the subsidiary savings association.  During the year ended June 30, 2013, the MHC did not waive the receipt of any cash dividends.

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

Regulation of the Bank

General. As a New Jersey chartered, Federal Deposit Insurance Corporation-insured Bank, the Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank’s operations are subject to extensive regulation, including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. The Bank must file regulatory reports concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with or acquisitions of other financial institutions. The New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation regularly examine the Bank and prepare reports to the Bank’s Board of Directors on deficiencies, if any, found in its operations. The regulatory authorities have substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements.

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  The maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).  The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%.  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and

IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate could be increased within certain limits based on its levels of brokered deposits and asset growth.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments.  In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5% annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012.  The prepaid assessment will be applied against actual quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  On June 30, 2013, $555,000 in remaining funds in the prepaid assessment were returned to the institution by the FDIC.

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

Regulatory Capital Requirements.  Federal Deposit Insurance Corporation capital regulations require savings institutions to meet three minimum capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2013, the Bank was in compliance with the minimum capital standards and qualified as “well capitalized.”  For the Bank’s compliance with these regulatory capital standards, see Note 14 to the consolidated financial statements. In assessing an institution’s capital adequacy, the Federal Deposit Insurance Corporation takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

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

For purposes of the capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights. Tier 1 or core capital is defined as common stockholders’ equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, and certain non-withdrawable accounts and pledged deposits of mutual Banks. The Bank does not have any non-withdrawable accounts or pledged deposits. Tier 1 and core capital are reduced by an institution’s intangible assets, with limited exceptions for certain mortgage and non-mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible for national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

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

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business, and specified liquid assets up to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. The Bank met the qualified thrift lender test as of June 30, 2013 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.

A bank that fails the qualified thrift lender test and does not convert to a bank charter generally will be prohibited from:  (1) engaging in any new activity not permissible for a national bank, (2) paying dividends not permissible under national bank regulations, and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state. In addition, if the institution does not requalify under the qualified thrift lender test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the Federal Home Loan Bank as promptly as possible.

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

Proposed Changes to Regulatory Capital Requirements

In July 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform them with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The revisions establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets including residential mortgages. The new capital requirements apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size. The rules will become affective for institutions with over $250 billion in assets and internationally active institutions starting in January 2014 and will become effective for all other institutions beginning in January 2015.  The following discussion summarizes the proposed changes which are most likely to affect the Company and the Bank.

New and Higher Capital Requirements.  The regulations establish a new capital measure called “Common Equity Tier 1 Capital” which will consist of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries.  Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the rules would generally require accumulated other comprehensive income to flow through to regulatory capital.  Depository institutions and their holding companies would be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.

The regulations increase the required ratio of Tier 1 Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier 1 Capital would consist of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock.  Cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) will no longer qualify as  Additional Tier 1 Capital.  Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009, or by mutual holding companies may continue to be included in Tier 1 Capital but will be phased out over 10 years beginning in 2016 for all other banking organizations.  These elements, however, could be included in Tier 2 Capital which could also include qualifying subordinated debt.  The regulations also require a minimum Tier 1 leverage ratio of 4% for all institutions eliminating the 3% option for institutions with the highest supervisory ratings.  The minimum required ratio of total capital to risk-weighted assets would remain at 8%.

Capital Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies will be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital buffer requirement will be phased in over four years beginning in 2016.  The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Changes to Prompt Corrective Action Capital Categories.  The Prompt Corrective Action rules will be amended to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories.  In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization will be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio.  To be well capitalized, a banking organization will be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Additional Deductions from Capital. Banking organizations will be required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital.  Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss carrybacks would continue to be deducted but deferred tax assets that could be realized through NOL carrybacks would not be deducted but would be subject to 100% risk weighting.  Defined benefit pension fund assets, net of any associated deferred tax liability, will be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets.  Reciprocal cross-holdings of capital instruments in any other financial institutions will now be deducted from capital, not just holdings in other depository institutions.  For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders.  Banking organizations will also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap.  Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital.  If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted.  Savings associations will continue to be required to deduct investments in subsidiaries engaged in activities not permitted for national banks.

Changes in Risk-Weightings.  The federal banking agencies did not adopt a proposed regulation that would have significantly changed the risk-weighting for residential mortgages.  However, the regulations do apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions. The regulations also create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

Item 1A. Risk Factors

Not applicable as the Company is a “smaller reporting company.”

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2013, our investment in property and equipment, net of depreciation and amortization, totaled $8.9 million, including leasehold improvements and construction in progress. The following table lists our offices.

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

Item 3. Legal Proceedings

The Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at June 30, 2013 that would have a material effect on operations or income.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities

(a)           Market Information. The Company’s common stock trades on the NASDAQ Stock Market under the symbol “MSBF”. The table below shows the reported high and low closing prices of common stock reported by NASDAQ and dividends declared during the periods indicated.

	High	Low	Dividends

2012
Quarter ended September 30, 2011	$5.85	$4.23	$0.03
Quarter ended December 31, 2011	$5.50	$4.25	$0.03
Quarter ended March 31, 2012	$6.00	$4.26	$0.03
Quarter ended June 30, 2012	$6.84	$4.76	$0.03

2013
Quarter ended September 30, 2012	$6.09	$5.25	$-
Quarter ended December 31, 2012	$7.34	$4.26	$-
Quarter ended March 31, 2013	$7.72	$6.50	$-
Quarter ended June 30, 2013	$7.88	$6.06	$-

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

Stockholders. As of September 4, 2013, there were approximately 567 shareholders of record of the Company’s common stock. This number does not include brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial (“street name”) owners.

(b)           Use of Proceeds.

Not applicable

(c)           Issuer Purchases of Equity Securities.

Treasury stock repurchases during the fourth quarter of fiscal year 2013 for the Company were as follows:

			Total number of shares	Maximum number of
			Purchased as part of	Shares that may be
	Total number of	Average price	Publicly announced	Purchased under the
Period	shares purchased	paid per share	plans or programs	plans or programs
April, 2013	500	$6.90	500	59,837
May, 2013	-	-	-	59,837
June, 2013	-	-	-	59,837
		-
Total	500	$6.90	500

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

Overview

Our primary business is attracting retail deposits from the general public and using those deposits, together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for our lending and investing activities. Our loan portfolio consists of one-to-four-family residential real estate mortgages, commercial real estate mortgages, construction loans, commercial and industrial loans, home equity loans and lines of credit, and other consumer loans. We also invest in U.S. Government obligations and mortgage-backed securities and to a lesser extent, corporate bonds.

We reported a net loss of $1.4 million for the fiscal year ended June 30, 2013 as compared to net income of $497,000 for fiscal 2012.

Net interest income for fiscal 2013 was down approximately 11.0% as compared to fiscal 2012. Non-interest expense increased by $190,000 or 2.4%, while non-interest income increased by $19,000 or 3.0% for the same comparative period.  The net interest rate spread decreased in fiscal 2013 to 2.90%, compared to 3.22% for fiscal 2012, mainly as a result of a lower interest rate environment.  For the year ended June 30, 2013, interest income decreased by $1.8 million or 12.8% while interest expense decreased by $615,000 or 18.4% as compared to 2012.

Total assets were $352.6 million at June 30, 2013, a 1.5% increase compared to $347.3 million at June 30, 2012. The increase in assets occurred primarily as the result of a $30.2 million increase in securities held to maturity, offset by a $17.3 million decrease in loans receivable, net, and a decrease of $9.0 million in cash and cash equivalent balances.  Deposits were $280.5 million at June 30, 2013, compared to $283.8 million at June 30, 2012.  FHLB advances were $30.0 million at June 30, 2013 compared to $20.0 million at June 30, 2012.

Stockholders’ equity at June 30, 2013 was $39.5 million compared to our stockholders’ equity at the prior fiscal year-end of $40.9 million. The decrease in retained earnings was primarily the result of a $1.4 million net loss the Company incurred for the year ended June 30, 2013.  In addition, treasury stock (a contra-equity account) increased by $476,000 due to repurchases, while the increase in paid in capital of $259,000 related primarily to the compensation expense attributable to the Company’s stock-based compensation plan.  The unallocated common stock held by ESOP balance decreased by $169,000, and the accumulated other comprehensive loss balance decreased by $68,000 for the year ended June 30, 2013.  Our return on average equity for fiscal 2013 was (3.45%) compared to 1.21% for fiscal 2012. The decrease in return on average equity for 2013 reflects the net loss the Company incurred for the fiscal year ended June 30, 2013 as compared to net income for the year ended June 30, 2012.

The Company experienced reductions in loans and deposits during the year ended June 30, 2013, primarily due to a slowing economy.  Loans receivable, net, cash and cash equivalents and deposits decreased by $17.3 million, $9.0 million and $3.3 million, or 7.2%, 26.7% and 1.2%, respectively, while the Company’s securities held to maturity increased by $30.2 million or 59.6%, and the Company’s borrowing increased by $10.0 million or 50.0% for the year ended June 30, 2013 compared to the year-ended June 30, 2012.

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

Loans the terms of which are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a reduction in interest rate below market rate given the associated credit risk, or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as troubled debt restructurings are designated as impaired until they are ultimately repaid in full or foreclosed and sold.

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

Comparison of Financial Condition at June 30, 2013 and 2012

General. Total assets were $352.6 million at June 30, 2013, compared to $347.3 million at June 30, 2012.  The Company experienced a $30.2 million or 59.6% increase in securities held to maturity, while loans receivable, net, and cash and cash equivalent balances decreased by $17.3 million and $9.0 million or 7.2% and 26.7%, respectively.  Deposits decreased $3.3 million or 1.2%, while advances from the Federal Home Loan Bank of New York increased by $10.0 million of 50.0%.  The increase in securities held to maturity was primarily due to a decrease in loan balances as a result of low demand, along with the increase in borrowing from the Federal Home Loan Bank of New York, tempered by a decrease in cash and cash equivalent and deposit balances during this period.

Total assets increased by $5.2 million or 1.5% between years, as did total liabilities by $6.6 million or 2.2%, and the ratio of average interest-earning assets to average-interest bearing liabilities increased to 109.33% for fiscal 2013 as compared to 109.22% for fiscal 2012.  Stockholders’ equity decreased $1.4 million or 3.3% to $39.5 million at June 30, 2013 compared to $40.9 million at June 30, 2012.

Loans. Loans receivable, net, declined $17.3 million, or 7.2% from $240.5 million at June 30, 2012 to $223.3 million at June 30, 2013. As a percentage of assets, loans decreased to 63.3% from 69.2%. The Company’s overdraft protection and personal loans grew by $13,000 and $9,000 or 8.0% and 39.1%, respectively.  Home equity, one-to-four family and construction loans decreased by $8.5 million, $5.2 million and $2.8 million or 17.4%, 3.7% and 23.8%, respectively.  Commercial and industrial loans, deposit account loans, automobile loans and commercial real estate loans also decreased by $825,000, $117,000, $83,000 and $10,000 or 8.2%, 16.1%, 42.8% and 0.1%, respectively, between June 30, 2012 and June 30, 2013.

Securities. Our portfolio of securities held to maturity was at $80.9 million at June 30, 2013 as compared to $50.7 million at June 30, 2012. Maturities, calls and principal repayments during the year totaled $41.6 million as compared to $52.6 million during the prior year. We purchased $71.8 million of new securities during the year ended June 30, 2013 compared to $61.6 million during the year ended June 30, 2012.

Deposits. Total deposits at June 30, 2013 were $280.5 million, a $3.3 million decrease as compared to $283.8 million at June 30, 2012. Demand deposits, in aggregate, increased by $4.5 million, and savings and club accounts increased by $1.9 million, while certificate of deposit accounts decreased by $9.7 million.

Borrowings. Total borrowings were $30.0 million at June 30, 2013 compared to $20.0 million at June 30, 2012.  The Company borrowed $10.0 million in long term borrowings during the fiscal year ended June 30, 2013 from the Federal Home Loan Bank of New York.  The Company did not repay any long term borrowings during 2013 and did not have short-term borrowings at June 30, 2013 or 2012.

Equity. Stockholders’ equity was $39.5 million at June 30, 2013 compared to $40.9 million at June 30, 2012, a decrease of $1.4 million or 3.3%. The Company incurred a net loss of $1.4 million for the fiscal year ended June 30, 2013, and treasury stock (a contra-equity account) increased by $476,000 as of June 30, 2013 compared to the year ended June 30, 2012.  These reductions to equity were offset by a $259,000 increase in paid in capital, a decrease of $169,000 in unallocated common stock held by the ESOP and a $68,000 decrease in accumulated other comprehensive loss for the year ended June 30, 2013 compared to the year ended June 30, 2012.

Comparison of Operating Results for the Two Years Ended June 30, 2013

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

The Company reported a net loss of $1.4 million for the year ended June 30, 2013 compared to net income of $497,000 for the year ended June 30, 2012, representing a $1.9 million or 378.7% decrease.  This decrease was primarily due to the increase in the provision for loan losses, a decrease in net interest income and an increase in non-interest expenses, offset by a decrease in income taxes for the year ended June 30, 2013 and an increase in non-interest income, compared to the year ended June 30, 2012.

Net Interest Income. Net interest income for the year ended June 30, 2013 amounted to $9.3 million, 11.0% lower than net interest income for the year ended June 30, 2012 of $10.5 million. Interest income decreased by $1.8 million, or 12.8%, as did interest expense by $615,000 or 18.4% for the year ended June 30, 2013.

Average earning assets decreased by $2.7 million or 0.9% for the year ended June 30, 2013, compared to the year ended June 30, 2012, while the average rate on earning assets decreased by 53 basis points to 3.85% for the year ended June 30, 2013, resulting in a decrease of $1.8 million or 12.8% in total interest income compared to the year ended June 30, 2012. Interest income on loans decreased by $1.3 million or 11.4% for the year ended June 30, 2013, compared to the year ended June 30, 2012, as a result of decreases in both the average yield on loans receivable and the average balance of loans outstanding.   The average yield decreased by 36 basis points to 4.39%. Average loan receivable balances decreased $10.3 million or 4.2% to $237.8 million for the year ended June 30, 2013, compared to $248.1 million for the year ended June 30, 2012. Interest income on securities held to maturity decreased by $425,000 or 22.0% for the year ended June 30, 2013, compared to the year ended June 30, 2012. Average securities held to maturity balances increased $8.3 million or 13.6% for the year ended June 30, 2013, compared to the year ended June 30, 2012, while the yield on the securities held to maturity portfolio decreased by 100 basis points to 2.18% for the year ended June 30, 2013, compared to the year ended June 30, 2012. Interest income on other interest-earning assets increased by $4,000 or 4.5% for the year ended June 30, 2013, compared to the year ended June 30, 2012 due to a 21 basis point increase in yield to 1.56%, offset by a $609,000 or 9.3% decrease in average balance.

Total interest expense decreased $615,000 or 18.4% for the year ended June 30, 2013, compared to the year ended June 30, 2012. Average interest-bearing liabilities decreased $2.7 million or 1.00%, from $288.8 million for the year ended June 30, 2012, to $286.0 million for the year ended June 30, 2013, and the average rate on interest-bearing liabilities decreased by 21 basis points to 0.95 % for the year ended June 30, 2013, resulting in a decrease of $615,000 or 18.4% in total interest expense compared to the year ended June 30, 2012. Interest expense on deposits decreased $645,000 or 24.3% for the year ended June 30, 2013, compared to the year ended June 30, 2012, as a result of a 23 basis point reduction to 0.76% in the average rate on interest-bearing deposits, and a $6.1 million or 2.3% decrease in average interest-bearing deposits. The average balance of NOW, super NOW and money market demand account balances increased $2.9 million or 8.5%, while the average balance of savings balances decreased $2.0 million or 1.8%, and the average balance of certificates of deposit decreased by $7.0 million or 5.7% for the year ended June 30, 2013 compared to the same period ended June 30, 2012. The average rate on savings and club deposits, certificates of deposit and NOW, super NOW and money market demand accounts decreased by 14 basis points, 30 basis points, and 4 basis points, respectively, for the year ended June 30, 2013 compared to the year ended June 30, 2012.  Total interest expense on FHLB advances was $714,000 for the year ended June 30, 2013 compared to $684,000 for the year ended June 30, 2012.  Average FHLB advances were $23.3 million for the year ended June 30, 2013 compared to $20.0 million for the year ended June 30, 2012, an increase of $3.3 million or 16.6%.  The average rate on FHLB advances decreased by 36 basis points to 3.06% for the year ended June 30, 2013 compared to the year ended June 30, 2012.

Our net interest rate spread was 2.90% for the year ended June 30, 2013 compared to 3.22% for the year ended June 30, 2012. The spread decreased during the year ended June 30, 2013 as our average yield on interest-earning assets decreased by 53 basis points to 3.85% from 4.38%, offset in part by a decrease in the cost of interest-bearing liabilities of 21 basis points to 0.95% from 1.16%, compared to the same period ended June 30, 2012.

Provision for Loan Losses. The loan loss provision for the year ended June 30, 2013 was $4.0 million compared to $2.2 million for the year ended June 30, 2012.  The Company’s management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company’s level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company experienced $2.9 million in charge-offs and $56,000 in recoveries for the year ended June 30, 2013 compared to $1.3 million in charge-offs and $2,000 in recoveries for the year ended June 30, 2012.  The Company’s Board of Directors approved an asset disposition strategy during the quarter ended December 31, 2012 in an attempt to rapidly reduce the dollar amount of non-performing loans in the Company’s loan portfolio.  As part of the aforementioned strategy, the Company performed an analysis to identify loans to be included in the disposition strategy, which would include short sales, cash for keys, deeds in lieu of foreclosure and/or the bulk sale of loans.  The analysis provided management with an estimate of losses to be incurred as a result of the asset dispositions.  The Company felt that these losses were both probable and estimable and, accordingly, recorded an additional $2.0 provision during the quarter ended December 31, 2012.  As of June 30, 2013, the Company has utilized $629,000 of this additional allowance in implementing this strategy.  The Company’s management team is actively engaged with borrowers and buyers to expedite the asset disposition strategy and will continue doing so until desired amount of non-performing loans have been removed from the Company’s loan portfolio.  The Company had $14.1 million in non-performing loans as of June 30, 2013, compared to $16.8 million as of June 30, 2012.  At June 30, 2013, the Company had thirteen impaired loans that had a specific loan loss reserve.  The allowance for loan losses as a percentage of total loans was 1.87% at June 30, 2013, compared to 1.24% at June 30, 2012, while the allowance for loan losses as a percentage of non-performing loans ratio increased from 18.29% at June 30, 2012 to 30.30% at June 30, 2013, primarily due to the increase in the allowance for loan losses for the fiscal year ended June 30, 2013.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were 6.16% and 1.19%, respectively, at and for the year ended June, 30, 2013 compared to 6.81% and 0.53% at and for the year ended June 30, 2012.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of our bank owned life insurance. Overall, non-interest income was $650,000 for the year ended June 30, 2013 compared to $631,000 for the year ended June 30, 2012, an increase of $19,000 or 3.0%.

Income from fees and service charges totaled $329,000 for the year ended June 30, 2013 compared to $341,000 for the year ended June 30, 2012, a reduction of $12,000 or 3.5%.  The decrease was due in part to a reduction in service fees on demand deposit accounts and a reduction other fees, offset by an increase in ATM fees.

The unrealized loss on the Bank’s trading security portfolio was $1,000 for the year ended June 30, 2013, compared to an unrealized gain of $8,000 for the year ended June 30, 2012.

Income on bank owned life insurance was $217,000 and $201,000 for the years ended June 30, 2013 and 2012, respectively.

Other non-interest income was $103,000 and $97,000 for the years ended June 30, 2013 and 2012, respectively.  The increase was primarily attributable to an increase in miscellaneous operating income and income on late charges.

Non-Interest Expenses. Total non-interest expenses increased by $190,000 or 2.4% during the year ended June 30, 2013 and amounted to $8.3 million as compared to $8.1 million for the year ended June 30, 2012.

Other non-interest expense totaled $983,000 for the year ended June 30, 2013, compared to $889,000 for the year ended June 30, 2012, an increase of $94,000 or 10.6%.  The increase in other non-interest expense was primarily attributable to increases in other real estate and non-operating expenses.  Service bureau fees increased by $83,000 or 17.7% to $553,000 for the year ended June 30, 2013 compared to $470,000 for the year ended June 30, 2012.  The increase in service bureau fees was primarily due to an increase in the services provided.  Salaries and employee benefits expenses increased by $49,000 or 1.3% for the year ended June 30, 2013 compared to the year ended June 30, 2012. Salary expense, other employee benefits expense, ESOP expense and payroll taxes increased, while pension plan and stock option expenses decreased for the period.  Salaries and employee benefits expense was $3.9 million for the year ended June 30, 2013 compared to $3.8 million for the year ended June 30, 2012.  Salaries and employee benefits are our main non-interest expense and represented 46.6% and 47.0% of non-interest expenses for the years ended June 30, 2013 and 2012, respectively.  Professional services expense increased by $29,000 or 5.6% to $543,000 for the year ended June 30, 2013 compared $514,000 for the year ended June 30, 2012.  The increase in professional services expense was primarily due to an increase in audit expense for the year ended June 30, 2013 compared to the year ended June 30, 2012.  Occupancy and equipment expense decreased by $30,000 or 2.1% for the year ended June 30, 2013 compared to the year ended June 30, 2012 primarily due to decreases in depreciation expense, offset by an increase in property taxes for the period.  Directors’ compensation expense decreased by $19,000 or 3.7% to $495,000 for the year ended June 30, 2013 compared to $514,000 for the year ended June 30, 2012 primarily due to a reduction in stock option and Directors’ fee expenses.  Advertising expense totaled $162,000 for the year ended June 30, 2013 compared to $174,000 for the year ended June 30, 2012, representing a reduction of $12,000 or 6.90%.  The decrease in advertising expense was attributable to a reduction in spending.  FDIC assessment expense totaled $291,000 for the year ended June 30, 2013 compared to $295,000 for the year ended June 30, 2012, a decrease of $4,000 or 1.4%.

Income Taxes. The income tax benefit for the year ended June 30, 2013 was $987,000 or 41.6% of the reported loss before income taxes as compared to tax expense of $283,000 or 36.3% of income before income taxes for the year ended June 30, 2012.

Average Balance Sheet. The following tables set forth certain information for the years ended June 30, 2013, 2012 and 2011.  The average yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

	Year Ended June 30,
	2013			2012			2011
	Average Balance	Interest Earned/Paid	Average Yield/ Cost	Average Balance	Interest Earned/Paid	Average Yield/ Cost	Average Balance	Interest Earned/Paid	Average Yield/ Cost

Interest-earning assets:
Loans receivable(1)	$237,776	$10,435	4.39%	$248,124	$11,783	4.75%	$264,476	$13,306	5.03%
Securities	68,978	1,504	2.18%	60,710	1,929	3.18%	46,548	1,714	3.68%
Other interest-earning assets(2)	5,963	93	1.56%	6,572	89	1.35%	7,315	107	1.46%
Total interest-earning assets	312,717	12,032	3.85%	315,406	13,801	4.38%	318,339	15,127	4.75%
Non-interest-earning assets	33,567			32,443			33,910
Total assets	$346,284			$347,849			$352,249
Interest-bearing liabilities:
NOW, super NOW & money market demand	$36,918	51	0.14%	$34,012	60	0.18%	$31,333	100	0.32%
Savings and club deposits	110,916	251	0.23%	112,901	417	0.37%	117,794	794	0.67%
Certificates of deposit	114,876	1,705	1.48%	121,858	2,175	1.78%	127,683	2,648	2.07%
Total interest-bearing deposits	262,710	2,007	0.76%	268,771	2,652	0.99%	276,810	3,542	1.28%
Federal Home Loan Bank of New York advances	23,329	714	3.06%	20,000	684	3.42%	20,000	684	3.42%
Total interest-bearing liabilities	286,039	2,721	0.95%	288,771	3,336	1.16%	296,810	4,226	1.42%
Non-interest-bearing deposits	18,691			16,094			12,829
Other non-interest-bearing liabilities	1,438			1,964			2,086
Total liabilities	306,168			306,829			311,725
Stockholders’ equity	40,116			41,020			40,524
Total liabilities and stockholders’ equity	$346,284			$347,849			$352,249

Net interest rate spread(3)		$9,311	2.90%		$10,465	3.22%		$10,901	3.33%
Net interest margin(4)			2.98%			3.32%			3.42%
Ratio of interest-earning assets to interest-bearing liabilities	109.33%			109.22%			107.25%

________________
(1)	Non-accruing loans have been included, and the effect of such inclusion was not material. The allowance for loan losses is excluded, while construction loans in process and deferred fees are included.
(2)	Includes Federal Home Loan Bank of New York stock at cost and term deposits with other financial institutions.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended June 30,			Year Ended June 30,
	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans	$(478)	(870)	(1,348)	$(801)	(722)	(1,523)
Securities	238	(663)	(425)	470	(255)	215
Other interest-earning assets	(9)	13	4	(10)	(8)	(18)
Increase (decrease) in total interest income	(249)	(1,520)	(1,769)	(341)	(985)	(1,326)

Interest expense:
NOW and money market accounts	5	(14)	(9)	8	(48)	(40)
Savings and club	(7)	(159)	(166)	(32)	(345)	(377)
Certificates of deposit	(119)	(351)	(470)	(116)	(357)	(473)
Total interest-bearing deposits	(121)	(524)	(645)	(140)	(750)	(890)
Federal Home Loan Bank of New York advances	107	(77)	30	—	—	—
Increase in total interest expense	(14)	(601)	(615)	(140)	(750)	(890)

Change in net interest income	$(235)	(919)	(1,154)	$(201)	(235)	(436)

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

At June 30, 2013, the Bank had outstanding commitments to originate loans of $7.7 million, unused lines of credit of $23.7 million (including $19.4 million for home equity lines of credit), and standby letters of credit of $327,000. Certificates of deposit scheduled to mature in one year or less at June 30, 2013, totaled $60.4 million.

The Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville). For additional information regarding the Bank’s lease commitments as of June 30, 2013, see Note 10 to our consolidated financial statements beginning on page F-1.

The Bank has access to cash through borrowings from the Federal Home Loan Bank, as needed, to meet its day-to-day funding obligations. At June 30, 2013, its total loans to deposits ratio was 79.6%. At June 30, 2013, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $80.8 million, of which $30.0 million was outstanding. As of June 30, 2013, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of June 30, 2013, the Bank exceeded all applicable regulatory capital requirements.  See Note 14 to our consolidated financial statements beginning at page F-1 for more information about the Bank’s regulatory capital compliance.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank facilities. These financial instruments include significant purchase commitments such as commitments to purchase investment securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At June 30, 2013, our significant off-balance sheet commitments consisted of commitments to originate loans of $7.7 million, construction loans in process of $745,000, unused lines of credit of $23.7 million (including $19.4 million for home equity lines of credit) and standby letters of credit of $327,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since a number of commitments typically expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2013, see Note 15 to our consolidated financial statements beginning on page F-1.

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

Several years ago market interest rates were at historically low levels. Beginning in June 2004 through June 2007, the U.S. Federal Reserve increased its target federal funds rate, raising it 17 times, from 1.00% to 5.25% during this period. The Federal Reserve subsequently reduced its target federal fund rate 3 times during the fiscal year ended June 30, 2009 from 0 to 1/4%.  A normalization of the prior year’s inverted yield occurred during that year as a result of the Federal Reserves policy. The Federal Reserve did not make any further changes to it federal funds rate during the fiscal year-ended June 30, 2013.  The federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have decreased, while intermediate-and long-term market interest rates have remained stable, which we use as a guide to our loan pricing, have not decreased nor increased proportionately. The Bank has begun to realize a reduction in its deposit portfolio average rate more recently.

Quantitative Analysis. The following table presents the Bank’s net portfolio value as of June 30, 2013. The Bank outsources its interest rate risk modeling and the net portfolio values (own in this table were calculated by an outside consultant, based on information provided by the Bank.

	At June 30, 2013
	Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets
Changes in Rates	$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
	(In thousands)
+500 bp	16,769	(32,395)	-65.89	5.57	(818 bp)
+400 bp	24,446	(24,717)	-50.28	7.80	(595 bp)
+300 bp	32,286	(16,877)	-34.33	9.91	(384 bp)
+200 bp	40,492	(8,671)	-17.64	11.99	(176 bp)
+100 bp	46,041	(3,122)	-6.35	13.22	(53 bp)
0 bp	49,163	–	–	13.75	– bp
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 2, 2013, the Company dismissed ParenteBeard LLC (“ParenteBeard”), as the Company’s auditors and, with the approval of the Audit Committee of the Company’s Board of Directors, on July 2, 2013, appointed BDO USA, LLP (“BDO”) as its independent registered public accounting firm.

The reports of ParenteBeard on the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and during the interim period from the end of the most recently completed fiscal year through the date of their dismissal, there were (i) no disagreements with ParenteBeard on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of

ParenteBeard would have caused it to make reference to such disagreement in its reports on the Company’s financial statements; and (ii) no “reportable events” (as such term is defined in Item 304(a)(2)(v) of Regulation S-K).

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2013.

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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2013.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Proposal I – Election of Directors,” “Section 16(a) Beneficial Reporting Compliance” and “Corporate Governance” in the Registrant’s definitive proxy statement for the Registrant’s 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”) is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its CEO and CFO/Chief Accounting Officer.  A copy of the Code of Ethics is posted on the Company’s website at www.millingtonsb.com/about-us/investor-relations.

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

(d)
Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2013 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

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

Item 14. Principal Accounting Fees and Services

The information relating to this item is incorporated herein by reference to the information contained under the section captioned “Proposal II – Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)           The following financial statements and the reports of independent registered public accounting firms appear in this Annual Report on Form 10-K immediately after this Item 15:

Consolidated Statements of Financial Condition as of June 30, 2013 and 2012
Consolidated Statements of Comprehensive (Loss) Income For the Years Ended June 30, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended June 30, 2013 and 2012
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           The following exhibits are filed as part of this report:

3.1	Charter of MSB Financial Corp. *
3.2	Bylaws of MSB Financial Corp. *
4	Stock Certificate of MSB Financial Corp.*
10.1	Employment Agreement with Michael A. Shriner*
10.2	Employment Agreement with Jeffrey E. Smith*
10.3	Form of Executive Life Insurance Agreement*
10.4	Millington Savings Bank Executive Incentive Retirement Plan Agreement for President and Chief Executive Officer*
10.5	Millington Savings Bank Executive Incentive Retirement Plan Agreement for the Benefit of Senior Officers*
10.6	Millington Savings Bank Directors Consultation and Retirement Plan*
10.7	MSB Financial Corp. 2008 Stock Compensation and Incentive Plan, As Amended and Restated**
16	Letter of concurrence from ParenteBeard, LLC ***
21	Subsidiaries of the Registrant
23.1	Consent of BDO USA, LLP
23.2	Consent of ParenteBeard, LLC
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document ****
101.SCH	XBRL Schema Document ****
101.CAL	XBRL Calculation Linkbase Document ****
101.LAB	XBRL Labels Linkbase Document ****
101.PRE	XBRL Presentation Linkbase Document ****
_______________
*	Incorporated by reference to the Registrant’s Form S-1 Registration Statement File No. 333-137294)
**	Incorporated by reference to the Registrant’s Form S-8 Registration Statement File No. 333-164264)
***	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on July 8, 2013. (File No. 001-33246).
****
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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MSB Financial Corp.
Millington, New Jersey

We have audited the accompanying consolidated statement of financial condition of MSB Financial Corp. and Subsidiaries (collectively the “Company”) as of June 30, 2013, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSB Financial Corp. and Subsidiaries at June 30, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, New York
September 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MSB Financial Corp. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of MSB Financial Corp. and Subsidiaries (the “Company”) as of June 30, 2012, and the related consolidated statements comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2012, and the consolidated results of their operations and their cash flows for the year ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Clark, New Jersey
September 28, 2012

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30,
	2013	2012
	(Dollars in thousands, except per share amount)

Cash and due from banks	$19,941	$21,090
Interest-earning demand deposits with banks	4,814	12,667

Cash and Cash Equivalents	24,755	33,757

Trading securities	—	52
Securities held to maturity (fair value of $78,367 and $51,540, respectively)	80,912	50,706
Loans receivable, net of allowance for loan losses of $4,270 and $3,065, respectively	223,256	240,520
Other real estate owned	530	—
Premises and equipment	8,882	9,400
Federal Home Loan Bank of New York stock, at cost	1,827	1,365
Bank owned life insurance	6,919	6,115
Accrued interest receivable	1,229	1,341
Other assets	4,282	4,091

Total Assets	$352,592	$347,347

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$18,559	$17,251
Interest bearing	261,908	266,547

Total Deposits	280,467	283,798

Advances from Federal Home Loan Bank of New York	30,000	20,000
Advance payments by borrowers for taxes and insurance	132	97
Other liabilities	2,480	2,574

Total Liabilities	313,079	306,469

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,010,437 and 5,085,292 shares outstanding	562	562
Paid-in capital	24,473	24,214
Retained earnings	20,682	22,067
Unallocated common stock held by ESOP (92,740 and 109,602 shares, respectively)	(927)	(1,096)
Treasury stock, at cost, 610,188 and 535,333 shares, respectively	(5,244)	(4,768)
Accumulated other comprehensive loss	(33)	(101)

Total Stockholders’ Equity	39,513	40,878

Total Liabilities and Stockholders’ Equity	$352,592	$347,347

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

	Years Ended June 30,
	2013	2012
	(In thousands, except per share amounts)
Interest Income
Loans receivable, including fees	$10,435	$11,783
Securities held to maturity	1,504	1,929
Other	93	89

Total Interest Income	12,032	13,801

Interest Expense
Deposits	2,007	2,652
Borrowings	714	684

Total Interest Expense	2,721	3,336

Net Interest Income	9,311	10,465

Provision for Loan Losses	4,044	2,217

Net Interest Income after Provision for Loan Losses	5,267	8,248

Non-Interest Income
Fees and service charges	329	341
Income from bank owned life insurance	217	201
Unrealized gain (loss) on trading securities	1	(8)
Other	103	97

Total Non-Interest Income	650	631

Non-Interest Expenses
Salaries and employee benefits	3,859	3,810
Directors compensation	495	514
Occupancy and equipment	1,403	1,433
Service bureau fees	553	470
Advertising	162	174
FDIC assessment	291	295
Professional services	543	514
Other	983	889

Total Non-Interest Expenses	8,289	8,099

(Loss) Income before Income Taxes	(2,372)	780
Income Tax (Benefit) Expense	(987)	283
Net (Loss) Income	$(1,385)	$497

Weighted average number of shares of common stock outstanding-basic and diluted	4,933	4,986

(Loss) Earnings per common share-basic and diluted	$(0.28)	$0.10

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income – (Continued)

	Years Ended June 30,
	2013	2012
	(In thousands, except per share amounts)
Other comprehensive income (loss), net of tax

Defined benefit pension plans:

Actuarial loss arising during period, net of tax of $36 and ($16), for the years ended June 30, 2013 and June 30, 2012, respectively	$50	$(24)

Amortization of prior service cost included in net periodic pension cost, net of tax of $4 and $4, for the years ended June 30, 2013 and June 30, 2012, respectively	7	7

Less: amortization of net unrecognized gain, net of tax of $6 and $5, for the years ended June 30, 2013 and June 30, 2012, respectively	11	8

Other comprehensive income (loss)	68	(9)

Comprehensive (loss) income	$(1,317)	$488

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

				Unallocated
				Common		Accumulated
				Stock		Other	Total
	Common	Paid-In	Retained	Held by	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	ESOP	Stock	Loss	Equity
	(Dollars in thousands)

Balance - June 30, 2011	$562	$23,940	$21,880	$(1,265)	$(4,345)	$(92)	$40,680

Net income			497				497
Other comprehensive loss, net of tax						(9)	(9)
Minority dividends declared ($0.12) per share			(310)				(310)
Allocation of ESOP stock		(70)		169			99
Treasury stock repurchased (81,211 Shares)					(423)		(423)
Amortization of restricted stock plan shares (22,022 Shares)		180					180
Stock-based compensation		164					164

Balance - June 30, 2012	$562	$24,214	$22,067	$(1,096)	$(4,768)	$(101)	$40,878

Net loss			(1,385)				(1,385)
Other comprehensive income, net of tax						68	68
Allocation of ESOP stock		(58)		169			111
Treasury stock repurchased (74,855 Shares)					(476)		(476)
Amortization of restricted stock plan shares (22,023 Shares)		180					180
Stock-based compensation		137					137

Balance - June 30, 2013	$562	$24,473	$20,682	$(927)	$(5,244)	$(33)	$39,513

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities
Net (loss) income	$(1,385)	$497
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net accretion of securities discounts and deferred loan fees and costs	(263)	(136)
Depreciation and amortization of premises and equipment	567	602
Stock based compensation and allocation of ESOP stock	428	443
Provision for loan losses	4,044	2,217
Loss on impairment of other real estate owned	64	—
Gain on sale of other real estate owned	(62)	(31)
Income from bank owned life insurance	(217)	(201)
Unrealized (gain) loss on trading securities	(1)	8
Decrease (increase) in accrued interest receivable	112	(7)
(Increase) decrease in other assets	(237)	64
Increase in other liabilities	77	39

Net Cash Provided by Operating Activities	3,127	3,495

Cash Flows from Investing Activities
Activity in held to maturity securities:
Purchases	(71,755)	(61,618)
Maturities, calls and principal repayments	41,622	52,632
Net decrease in loans receivable	10,674	9,594
Purchase of bank premises and equipment	(49)	(164)
Purchase of bank owned life insurance	(588)	—
Purchase of Federal Home Loan Bank of New York stock	(462)	—
Redemption of Federal Home Loan Bank of New York stock	—	19
Capitalized improvements of other real estate owned	(72)	—
Proceeds from the sale of other real estate owned	2,276	1,921
Proceeds from sale of trading securities	53	—

Net Cash (Used in) Provided by Investing Activities	(18,301)	2,384

Cash Flows from Financing Activities
Net decrease in deposits	(3,331)	(2,377)
Advance from Federal Home Loan Bank of New York	10,000	—
Increase (decrease) in advance payments by borrowers for taxes and insurance	35	(80)
Cash dividends paid to minority shareholders	(56)	(218)
Purchase of treasury stock	(476)	(423)

Net Cash Provided by (Used in) Financing Activities	6,172	(3,098)

Net (Decrease) Increase in Cash and Cash Equivalents	(9,002)	2,781

Cash and Cash Equivalents – Beginning	33,757	30,976
Cash and Cash Equivalents – Ending	$24,755	$33,757

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Years Ended June 30,
	2013	2012
	(In thousands)
Supplementary Cash Flows Information
Interest paid	$2,723	$3,338

Income taxes paid	$239	$401

Loan receivable transferred to other real estate	$2,736	$1,029

See notes to consolidated financial statements.

Note 1 – Organization and Business

MSB Financial Corp. (the “Company”) is a federally-chartered corporation organized in 2004 for the purpose of acquiring all of the capital stock that Millington Savings Bank (the “Bank”) issued in its mutual holding company reorganization. The Company’s principal business is the ownership and operation of the Bank.

MSB Financial, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization. The MHC has not engaged in any significant business other than its ownership interest in the Company since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company. At June 30, 2013, the MHC owned 61.7% of the Company’s outstanding common shares.

The Bank is a New Jersey chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. The primary business of the Bank is attracting retail deposits from the general public and using those deposits together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for its lending and investing activities. The Bank’s loan portfolio primarily consists of one-to-four family residential loans, commercial loans, and consumer loans. It also invests in U.S. government obligations and mortgage-backed securities. The Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) regulates the MHC and the Company as savings and loan holding companies.

The primary business of Millington Savings Service Corp (the “Service Corp”) was the ownership and operation of a single commercial rental property. This property was sold during the year ended June 30, 2007. Currently the Service Corp is inactive.

Note 2 - Summary of Significant Accounting Policies

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and the Bank’s wholly owned subsidiary, the Service Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses all available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the Bank’s market area.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examinations.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of June 30, 2013 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with banks with original maturities of three months or less.

Securities

Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of being sold in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of applicable income taxes, reported in a separate component of stockholders’ equity.  The Company had no available for sale securities as of June 30, 2013 and 2012.

Individual securities are considered impaired when fair value is less than amortized cost. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance prescribed in Financial Accounting Standards Board (“FASB”) ASC 320, “Investments - Debt and Equity Securities”.  Accordingly, the Company accounts for temporary impairments based upon a security’s classification as trading, available for sale or held to maturity.  Temporary impairments on available for sale securities are recognized, on a tax-effected basis, through other comprehensive income (loss) with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Temporary impairments of held to maturity securities are not recognized in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities is disclosed in the notes to the consolidated financial statements.  The carrying value of securities held in the trading portfolio is adjusted to fair value through earnings on a monthly basis.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

Concentration of Risk

The Bank’s lending activities are concentrated in loans secured by real estate located in the State of New Jersey.

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

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Company’s loans receivable portfolio is comprised of the following segments: residential mortgage, commercial real estate, construction, consumer and consumer and industrial.  Some segments of the

Note 2 - Summary of Significant Accounting Policies (Continued)

Company’s loan receivable portfolio are further disaggregated into classes which allow management to mor accurately monitor risk and performance.

The residential mortgage loan segment is disaggregated into two classes: one-to-four family loans, which are primarily first liens, and home equity loans, which consist of first and second liens.  The commercial real estate loan segment includes owner and non-owner occupied loans which have medium risk based on historical experience with these type loans.  The construction loan segment is further disaggregated into two classes: one-to-four family owner-occupied, which includes land loans, whereby the owner is known and there is less risk, and other, whereby the property is generally under development and tends to have more risk than the one-to-four family owner-occupied loans.  The commercial and industrial loan segment consists of loans made for the purpose of financing the activities of commercial customers. The majority of commercial and industrial loans are secured by real estate and thus carry a lower risk than traditional commercial and industrial loans.  The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

Impaired Loans

Management evaluates individual loans in all of the loan segments (including loans in residential mortgage and consumer segments) for possible impairment if the recorded investment in the loan is greater than $200,000 and if the loan is either in nonaccrual status or is risk rated Substandard or worse or has been modified in a troubled debt restructuring.  A loan is considered impaired when, based on current informationand events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment

Note 2 - Summary of Significant Accounting Policies (Continued)

delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Loans whose terms are modified are classified as a troubled debt restructuring (“TDR”) if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a reduction in interest rate below market rate given the associated credit risk, or an extension of a loan’s stated maturity date or capitalization of interest and/or escrow. Non-accrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as TDRs are designated as impaired until they are ultimately repaid in full or foreclosed and sold.  The nature and extent of impairment of TDRs, including those which experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses.

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

Other Real Estate Owned

Other real estate owned represents real estate acquired through formal foreclosure or by taking possession of the real estate and is initially recorded at the lower of cost or fair value, less estimated selling costs establishing a new cost basis.  Write-downs required at the time of acquisition are charged to the allowance for loan losses establishing a new cost basis.  Thereafter, the Company maintains an allowance for decreases in the properties’ estimated fair value, through charges to earnings.  Such charges are included in other non-interest expense along with any additional property maintenance.

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

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district’s FHLB according to a predetermined formula based on advances available and outstanding. The restricted stock is carried at cost.  Management’s determination of whether these shares are impaired is based on an assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge was necessary related to the FHLB restricted stock during 2013 or 2012.

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

Stock-based Compensation Plans

In accordance with FASB ASC 718, “Compensation – Stock Compensation”, the Company recognizes compensation expense for the total of the fair value of all share-based compensation awards granted over the requisite service periods.  In addition, ASC 718 requires that cash flow activity be reported on a financing

Note 2 - Summary of Significant Accounting Policies (Continued)

rather than an operating cash flow basis for the benefits, if any, of realized tax deductions in excess of previously recognized tax benefits on compensation expense.

Advertising

The Company expenses advertising and marketing costs as incurred.

Income Taxes (Benefit) Expense

The Company and its subsidiaries file a consolidated federal income tax return with the MHC. Federal income taxes are allocated based on the contribution of their respective income or loss to the consolidated income tax return. Separate state income tax returns are filed.

Federal and state income taxes have been provided in these consolidated financial statements on the basis of reported (loss) income. The amounts reflected on the income tax returns differ from these provisions due principally to temporary differences in the reporting of certain items of income and expense for financial reporting and income tax reporting purposes. Deferred income taxes are recorded to recognize such temporary differences.

The Company follows the provisions of FASB ASC 740, “Income Taxes”, formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN48”).  ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation under ASC 740, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended June 30, 2013 and 2012. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statement of income. The Company did not recognize any interest and penalties for the years ended June 30, 2013 and 2012.  The tax years subject to examination by the taxing authorities are the years ended June 30, 2012, 2011, and 2010.

Off-Balance Sheet Credit-Related Financial Instruments

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under lines of credit. Such financial instruments are recorded when they are funded.

(Loss) Earnings per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted (loss) earnings per share did not differ from basic (loss) earnings per share for the years ended June 30, 2013 and 2012, as the 275,410 weighted average number of outstanding stock options for the years ended June 30, 2013 and 2012, were all anti-dilutive and the Company incurred a net loss during 2013.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes benefit plans amounts recognized under ASC 715, “Compensation-Retirement Benefits”.  This item of other comprehensive income (loss) reflects, net of tax, prior service costs and unrealized net losses that had not been recognized in the consolidated financial statements prior to the implementation of ASC 715 along with actuarial losses arising during the current period

Note 2 - Summary of Significant Accounting Policies (Continued)

Interest Rate Risk

The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to purchase securities and to make loans primarily secured by real estate. The potential for interest-rate risk exists as a result of the generally shorter duration of the Bank’s interest-sensitive liabilities compared to the generally longer duration of its interest-sensitive assets. In a rising rate environment, liabilities will generally reprice faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of the Bank’s assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

Reclassification

Certain amounts as of and for the years ended June 30, 2013 and June 30, 2012 have been reclassified to conform with the current year’s presentation.

Note 3 - Stock Offering and Stock Repurchase Program

A Registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Bank’s newly established ESOP. Net proceeds of the offering totaled approximately $24.5 million. Concurrent with the closing of the offering, the MHC received 3,091,344 shares of Company common stock in exchange for the 10,000 shares previously owned. At June 30, 2013, the MHC is the majority stockholder of the Company owning 61.7% of the Company’s outstanding common stock. Prior to January 4, 2007, the MHC owned 100% of the Company’s outstanding 10,000 shares of common stock.

Since the first repurchase program authorized by the Company’s Board of Directors on January 29, 2008, the Company has repurchased 610,188 shares of the Company’s common stock through several repurchase programs which includes 74,855 shares which were repurchased during the year ended June 30, 2013 at a cost of $475,000 or $6.35 per share.

The MHC waived its right, upon the non-objection of the Office of Thrift Supervision, to receive cash dividends declared on the 3,091,344 shares of Company common stock that it owned through the nine month period ended March 31, 2012.  The MHC did receive $93,000 in cash dividends on the 3,091,344 shares that it owned during the quarter ended June 30, 2012, as the Company’s new regulator (the Federal Reserve) suspended the previous dividend waiver program.  During the year ended June 30, 2012, the MHC waived its right to receive dividends declared by the Company totaling approximately $278,000. The Company did not declare any cash dividends during the year ended June 30, 2013.

Note 4 - Securities Held to Maturity

The amortized cost of securities held to maturity and their fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2013:
U.S. Government agencies	$46,194	$84	$2,131	$44,147
Mortgage-backed securities	24,768	297	754	24,311
Corporate bonds	4,669	15	72	4,612
Certificates of deposits	5,281	17	1	5,297

	$80,912	$413	$2,958	$78,367

June 30, 2012:
U.S. Government agencies	$37,018	$428	$1	$37,445
Mortgage-backed securities	10,120	456	32	10,544
Corporate bonds	2,143	—	16	2,127
Certificates of deposits	1,425	2	3	1,424

	$50,706	$886	$52	$51,540

All mortgage-backed securities at June 30, 2013 and 2012 have been issued by FNMA, FHLMC or GNMA and are secured by 1-4 family residential real estate.

The amortized cost and fair value of securities held to maturity at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
U.S. Government agencies:
Due after one year through five years	$4,000	3,912
Due after five years through ten years	28,194	26,999
Due thereafter	14,000	13,236
	46,194	44,147

Mortgage-backed securities	24,768	24,311

Corporate Bonds
Due after one year through five years	2,571	2,543
Due after five years through ten years	2,098	2,069
	4,669	4,612

Certificates of Deposits
Due within one year	245	246
Due after one year through five years	5,036	5,051
	5,281	5,297
	$80,912	$78,367

Note 4 - Securities Held to Maturity (Continued)

There were no sales of securities held to maturity during the years ended June 30, 2013 and 2012.  The Company did sell all of the securities that were in its trading security portfolio in November 2012 and did not recognize a
gain or loss on the sale of these securities.   At June 30, 2013 and 2012 securities held to maturity with a fair value of approximately $782,000 and $825,000, respectively, were pledged to secure public funds on deposit.

The following table provides the gross unrealized losses and fair value of securities in an unrealized loss position, by the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2013:
U.S. Government agencies	$42,048	$2,131	$—	$—	$42,048	$2,131
Mortgage-backed securities	18,401	754	—	—	18,401	754
Corporate bonds	2,980	72	—	—	2,980	72
Certificates of deposits	246	1	—	—	246	1
	$63,675	$2,958	$—	$—	$63,675	$2,958

June 30, 2012:
U.S. Government agencies	$2,000	$1	$—	$—	$2,000	$1
Mortgage-backed securities	4,030	32	—	—	4,030	32
Corporate bonds	2,127	16	—	—	2,127	16
Certificates of deposits	442	3	—	—	442	3
	$8,599	$52	$—	$—	$8,599	$52

At June 30, 2013, management concluded that the unrealized losses above (which related to thirty-one U.S. Government agency bonds, fourteen mortgage-backed securities, five corporate bonds and one certificate of deposit compared to two U.S. Government agency bonds, two mortgage-backed securities, four corporate bonds and two certificates of deposit, as of June 30, 2012) were temporary in nature since they were not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the full recovery of fair value to a level which equals or exceeds amortized cost.  The losses above are primarily related to market interest rates.

Note 5 - Loans Receivable and Allowance for Loan Losses

The composition of total loans receivable at June 30, 2013 and 2012 is as follows:

	2013	2012
	(In thousands)
Residential mortgage:
One-to-four family	$136,704	$141,927
Home equity	40,682	49,224

	177,386	191,151

Commercial real estate	32,171	32,181
Construction	8,895	11,669
Commercial and industrial	9,267	10,092

	50,333	53,942

Consumer:
Deposit accounts	611	728
Automobile	111	194
Personal	32	23
Overdraft protection	175	162

	929	1,107

Total Loans Receivable	228,648	246,200

Loans in process	(745)	(2,261)
Deferred loan fees	(377)	(354)

	$227,526	$243,585

At June 30, 2013 and 2012, the Company had loans in the amount of $27.0 million and $26.1 million, respectively, that were considered to be impaired. At June 30, 2013 and 2012, $5.6 million and $9.0 million of the loans deemed impaired were subject to specific allowance totaling $433,000 and $1.1 million, respectively.  The average balances of impaired loans outstanding during the years ended June 30, 2013 and 2012 were $26.5 million and $24.4 million, respectively. Interest income recorded on impaired loans during the years ended June 30, 2013 and 2012 was $824,000 and $774,000, respectively. During the years ended June 30, 2013 and 2012, $6.2 million and $3.8 million of loans were modified in troubled debt restructurings.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following tables present impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of June 30, 2013 and 2012.

	June 30, 2013			Year Ended June 30, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$13,817	$14,747	$-	$11,978	$437
Home equity	3,376	3,406	-	3,399	127
Commercial real estate	1,796	1,867	-	1,742	65
Construction One-to-four family occupied	-	-	-	387	-
Other	1,601	1,510		671	16
Commercial and industrial	750	1,103	-	536	29
	21,340	22,633	-	18,713	674
With an allowance recorded:
Residential mortgage
One-to-four family	1,469	1,720	58	3,219	34
Home equity	891	1,214	233	737	7
Commercial real estate	1,444	1,804	88	1,512	17
Construction
One-to-four family occupied	1,707	1,936	23	1,230	87
Other	-	-	-	646	-
Commercial and industrial	150	100	31	449	5
	5,661	6,774	433	7,793	150
Total:
Residential mortgage
One-to-four family	15,286	16,467	58	15,197	471
Home equity	4,267	4,620	233	4,136	134
Commercial real estate	3,240	3,671	88	3,254	82
Construction
One-to-four family occupied	1,707	1,936	23	1,617	87
Other	1,601	1,510	-	1,317	16
Commercial and industrial	900	1,203	31	985	34
	$27,001	$29,407	$433	$26,506	$824

(1)
As of June 30, 2013, impaired loans listed above included $18.1 million of loans previously modified in troubled debt restructurings (“TDRs”) and as such are considered impaired under GAAP.  As of June 30, 2013, $11.8 million of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

	June 30, 2012			Year Ended June 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$10,622	$10,980	$-	$9,824	$347
Home equity	2,933	3,071	-	2,503	137
Commercial real estate	2,995	3,032	-	3,236	111
Construction One-to-four family occupied	225	225	-	90	-
Commercial and industrial	342	342	-	329	9
	17,117	17,650	-	15,982	604
With an allowance recorded:
Residential mortgage
One-to-four family	4,096	4,637	304	3,748	42
Home equity	719	988	264	993	7
Commercial real estate	459	459	41	367	26
Construction
One-to-four family occupied	1,940	1,940	147	1,164	83
Other	1,033	1,007	190	1,417	-
Commercial and industrial	722	722	153	689	12
	8,969	9,753	1,099	8,378	170
Total:
Residential mortgage
One-to-four family	14,718	15,617	304	13,572	389
Home equity	3,652	4,059	264	3,496	144
Commercial real estate	3,454	3,491	41	3,603	137
Construction
One-to-four family occupied	2,165	2,165	147	1,254	83
Other	1,033	1,007	190	1,417	-
Commercial and industrial	1,064	1,064	153	1,018	21
	$26,086	$27,403	$1,099	$24,360	$774

(1)
As of June 30, 2012, impaired loans listed above included $15.4 million of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of June 30, 2012, $8.3 million of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of June 30, 2013 and 2012:

As of June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$27,025	$2,491	$2,515	$-	$72	$32,103
Construction
One-to-four family owner occupied	2,845	-	1,693	-	14	4,552
Other	1,980	988	-	601	-	3,569
Commercial and industrial	8,188	113	923	-	22	9,246

Total	$40,038	$3,592	$5,131	$601	$108	$49,470

As of June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$26,610	$2,861	$1,355	$1,262	$41	$32,129
Construction
One-to-four family owner occupied	1,774	1,793	225	-	147	3,939
Other	3,322	1,150	-	791	190	5,453
Commercial and industrial	8,767	68	207	874	153	10,069

Total	$40,473	$5,872	$1,787	$2,927	$531	$51,590

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  Loans on which the accrual of interest has been discontinued amounted to $13,447,000 and $14,585,000 at June 30, 2013 and 2012, respectively. During the years ended June 30, 2013 and 2012, $212,000 and $292,000, respectively, in interest was collected and recognized on these loans. During the years ended June 30, 2013 and 2012, had all such loans been performing in accordance with their original terms, interest income of $701,000 and $813,000, respectively, would have been recognized.

At June 30, 2013 and 2012, the Company had loans which were ninety days or more delinquent and still accruing interest of $647,000 and $2.2 million, respectively. Such loans were considered to be well collateralized and in the process of collection.  The following table represents the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of June 30, 2013 and 2012:

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

As of June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$3,910	1,525	5,822	11,257	$125,189	$136,446	$7,955	$501
Home equity	412	127	1,317	1,856	38,825	40,681	1,502	146
Commercial real estate	782	-	1,805	2,587	29,516	32,103	2,587	-
Construction
One-to-four family owner occupied	-	-	-	-	4,552	4,552	-	-
Other	1,000	-	601	1,601	1,968	3,569	601	-
Commercial and industrial	472	49	280	801	8,445	9,246	-	-
Consumer	5	-	-	5	924	929	802	-
Total	$6,581	$1,701	$9,825	$18,107	$209,419	$227,526	$13,447	$647

As of June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$4,936	1,790	7,946	14,672	$126,994	$141,666	$9,003	$1,263
Home equity	877	388	1,239	2,504	46,718	49,222	923	906
Commercial real estate	770	-	1,602	2,372	29,757	32,129	2,337	-
Construction
One-to-four family owner occupied	-	-	225	225	3,714	3,939	225	-
Other	-	-	1,034	1,034	4,419	5,453	1,033	-
Commercial and industrial	118	-	1,064	1,182	8,887	10,069	1,064	-
Consumer	36	-	1	37	1,070	1,107	-	1
Total	$6,737	$2,178	$13,111	$22,026	$221,559	$243,585	$14,585	$2,170

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The following table summarizes the allowance for loan losses and the loan receivable balances, by the portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2013 and 2012.

	As of June 30, 2013
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan	(In thousands)
losses:
Ending Balance	$3,036	$706	$238	$276	$11	$3	$4,270
Ending balance: individually evaluated for impairment	$291	$88	$23	$31	$-	$-	$433
Ending balance: collectively evaluated for impairment	$2,745	$618	$215	$245	$11	$3	$3,837

Loans receivables:
Ending balance	$177,127	$32,103	$8,121	$9,246	$929	$-	$227,526
Ending balance: individually evaluated for impairment	$19,553	$3,240	$3,308	$900	$-	$-	$27,001
Ending balance: collectively evaluated for impairment	$157,574	$28,863	$4,813	$8,346	$929	$-	$200,525

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

	As of June 30, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan			(In thousands)
losses:
Ending Balance	$1,808	$445	$527	$272	$13	$3,065
Ending balance: individually evaluated for impairment	$568	$41	$337	$153	$-	$1,099
Ending balance: collectively evaluated for impairment	$1,240	$404	$190	$119	$13	$1,966

Loans receivables:
Ending balance	$190,888	$32,129	$9,392	$10,069	$1,107	$243,585
Ending balance: individually evaluated for impairment	$18,370	$3,454	$3,198	$1,064	$-	$26,086
Ending balance: collectively evaluated for impairment	$172,518	$28,675	$6,194	$9,005	$1,107	$217,499

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

The following table presents changes in the allowance for loan losses for the years ended June 30, 2013 and 2012:

	Year Ended June 30, 2013
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning	$1,808	$445	$527	$272	$13	$-	$3,065
Provisions	3,039	609	44	346	3	3	4,044
Loans charged-off	(1,867)	(348)	(333)	(342)	(5)	-	(2,895)
Recoveries	56	-	-	-	-	-	56
Balance, ending	$3,036	$706	$238	$276	$11	$3	$4,270

	Year Ended June 30, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning	$1,130	$303	$514	$211	$12	$-	$2,170
Provisions	1,978	147	13	63	16	-	2,217
Loans charged-off	(1,300)	(5)	-	(2)	(17)	-	(1,324)
Recoveries	-	-	-	-	2	-	2
Balance, ending	$1,808	$445	$527	$272	$13	$-	$3,065

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $18.1 million and $15.4 million at June 30, 2013 and June 30, 2012, respectively.  The majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $11.8 million and $8.3 million at June 30, 2013 and June 30, 2012, while TDRs on non-accrual status were $6.2 million and $7.1 million at those respective dates.  At June 30, 2013 and June 30, 2012, the allowance for loan losses included specific reserves of $152,000 and $234,000, respectively, related to TDRs.

The Company had 18 loans modified as TDRs during the year ended June 30, 2013.  Three of these loans were restructured as interest only for a one-year period. Four of the loans were commercial lines of credit that were extended for another twelve months of which two were given higher rates and two remained at the same rate. One loan had the maturity extended from a 20-year term to a 30-year term with a reduced rate.  Five loans had interest rates reduced for a five-year period. One loan had a rate reduction for a one-year period.  One commercial construction loan was restructured bringing in a new owner and scheduling annual principal step-downs over a three-year period which will result in a full payout. Three loans were restructured by capitalizing past due amounts of interest and escrow and granting lower rates.

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

The following tables summarize by class loans modified into TDRs during the years ended June 30, 2013 and 2012.

	Year Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	10	3,625	3,582
Commercial real estate	3	1,119	1,063
Construction
Other	1	1,150	987
Commercial and industrial	4	$214	$214

Total	18	$6,108	$5,846

	Year Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	8	$3,809	$3,806

Total	8	$3,809	$3,860

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following tables summarize loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default during the years ended June 30, 2013 and June 30, 2012.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

	Year Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	1	156	127

Total	1	$156	$127

	Year Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	2	$1,107	$1,031
Home equity	1	170	170
Commercial and industrial	1	205	205

Total	4	$1,482	$1,406

Note 6 - Premises and Equipment

The components of premises and equipment at June 30, 2013 and 2012 are as follows:
	2013	2012
	(In thousands)

Land	$1,937	$1,937
Buildings and improvements	8,469	8,454
Leasehold improvements	1,787	1,780
Furnishings and equipment	1,887	1,850
Assets being developed for future use	3	12

	14,083	14,033
Accumulated depreciation and amortization	(5,201)	(4,633)

	$8,882	$9,400

Note 7 - Accrued Interest Receivable

The components of interest receivable at June 30, 2013 and 2012 are as follows:

	2013	2012
	(In thousands)

Loans	$847	$993
Securities held to maturity	382	348

	$1,229	$1,341

Note 8 - Deposits

Deposits at June 30, 2013 and 2012 consist of the following classifications:

	2013		2012
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Non-interest bearing demand	$18,559	—%	$17,251	—%
NOW	31,973	0.14	31,351	0.17
Super NOW	3,991	0.20	2,516	0.25
Savings and club	112,385	0.21	110,481	0.27
Money market demand	3,611	0.23	2,543	0.28
Certificates of deposit	109,948	1.40	119,656	1.60

	$280,467	0.65%	$283,798	0.80%

A summary of certificates of deposit by maturity at June 30, 2013 is as follows (in thousands):

Year ended June 30:
2014	$60,392
2015	26,505
2016	11,388
2017	4,713
2018	3,298
Thereafter	3,652

$109,948

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was $44,740,000 and $48,972,000 at June 30, 2013 and 2012, respectively. Generally, deposits in excess of $250,000 are not insured by the FDIC.

A summary of interest expense on deposits for the years ended June 30, 2013 and 2012 is as follows:

	2013	2012
	(In thousands)

NOW, super NOW and money market demand	$51	$60
Savings and club	251	417
Certificates of deposit	1,705	2,175

	$2,007	$2,652

Note 9 - Borrowings

The Company participates in the FHLB of New York (the “FHLB of NY”) Overnight Advance Program. Advances under this program allow the Company to borrow up to the balance of its qualifying mortgage loans that have been pledged as collateral, less any related outstanding indebtedness. As of June 30, 2013 and 2012, the Company had $80.8 million and $78.1 million, respectively, available for borrowing under this agreement.  The Company did not have any overnight borrowings with the FHLB of NY as of June 30, 2013 and 2012.

Note 9 – Borrowings (Continued)

Term advances due to the FHLB of NY at June 30, 2013 and 2012 consisted of the following:

Maturity	Fixed Interest Rate	2013	2012
		(in thousands)

February 25, 2016	0.780%	$5,000	$—
March 07, 2016	0.780	5,000	—
November 27, 2017	3.272	10,000	10,000
March 05, 2018	3.460	10,000	10,000

	2.504%	$30,000	$20,000

The advances are secured by a blanket assignment of unpledged and qualifying mortgage loans.

As of June 30, 2013, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements that it could access if necessary.  There were no amounts outstanding on the line at June 30, 2013 and 2012.

Note 10 - Lease Commitments and Total Rental Expense

The Company leases three branch locations under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at June 30, 2013 (in thousands):

Year Ended June 30:
2014	$349
2015	233
2016	233
2017	249
2018	151
Thereafter	449

$1,664

The total rental expense for all leases for the years ended June 30, 2013 and 2012 was approximately $407,000 and $411,000, respectively.

Note 11 - Income Taxes

The total tax (benefit) expense consists of the following for the years ended June 30, 2013 and 2012:

	2013	2012
	(In thousands)

Current income tax (benefit) expense:
Federal	$(394)	$603
State	(99)	182

	(493)	785
Deferred income tax benefit:
Federal	(384)	(391)
State	(109)	(111)

	(494)	(502)

	$(987)	$283

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense (benefit) included in the statements of comprehensive (loss) income at June 30, 2013 and 2012, is as follows:

	2013		2012
	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in thousands)

Federal income tax at statutory rate	$(807)	34.0%	$266	34.0%
State tax, net of federal benefit	(138)	5.8	47	6.0
Bank Owned Life Insurance	(69)	2.9	(69)	(8.8)
Stock options	57	(2.4)	63	8.1
Other	(30)	1.3	(24)	(3.1

	$(987)	41.6%	$283	36.2%

The components of the net deferred tax asset at June 30, 2013 and 2012 are as follows:

	2013	2012
	(In thousands)
Deferred tax assets:
Allowances for losses on loans and commitments	$1,717	$1,236
Uncollected interest	425	460
Benefit plans	962	944
Restricted stock award	72	72
Other	56	33
	3,232	2,745
Deferred tax liabilities
Depreciation	(166)	(110)

Net deferred tax asset	$3,066	2,635

Note 11 - Income Taxes (Continued)

Retained earnings include $1,466,000 at June 30, 2013 and 2012, for which no provision for income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 (the “Act”) eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from the “applicable excess reserve” defined as the total amount of reserve over the base year reserve. The Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

Note 12 - Benefit Plans

Directors’ Retirement Plan

The Bank has a Directors’ Retirement Plan, which provides that certain directors meeting specified age and service requirements may retire and continue to be paid. This plan is unfunded.

The following table sets forth the accumulated benefit obligation, the changes in the plan’s projected benefit obligation and the plan’s funded status as of and for the years ended June 30, 2013 and 2012:

	2013	2012
	(Dollars in thousands)

Accumulated benefit obligation – ending	$1,231	$1,255

Projected benefit obligation – beginning	$1,340	$1,150
Service cost	17	28
Interest cost	56	65
Actuarial (gain) loss	(10)	109
Benefit payments	(23)	(12)

Projected benefit obligation – ending	$1,380	$1,340

Plan assets at fair value – beginning	$—	$—
Employer contribution	23	12
Benefit payments	(23)	(12)

Plan assets at fair value – ending	$—	$—

Funded status at end of year (included in other liabilities)	$1,380	$1,340

Assumptions:
Discount rate	5.00%	4.25%
Rate of compensation increase	3.00%	3.00%

Note 12 - Benefit Plans (Continued)

Directors’ Retirement Plan (Continued)

Net periodic pension cost for the years ended June 30, 2013 and 2012 included the following:

	2013	2012
	(Dollars in thousands)

Service cost	$17	$28
Interest cost	56	65
Amortization of unrecognized loss	33	15
Amortization of unrecognized past service liability	11	11

Net periodic pension cost	$117	$119

Assumptions:
Discount rate	4.25%	5.75%
Rate of compensation	3.00%	3.00%

For the year ended June 30, 2014 the Bank expects to contribute $67,000 to the plan.

Estimated future benefit payments for the years ending June 30, which reflect expected future service, as appropriate, are as follows (in thousands):

2014	$67
2015	77
2016	102
2017	109
2018	115
2019 – 2023	734

As of June 30, 2013 and 2012, unrecognized past service liabilities and actuarial losses aggregating $244,000 and $298,000 respectively, were included, net of income taxes of $98,000 and $119,000 respectively, in accumulated other comprehensive loss. Approximately $21,000 of this amount is expected to be recognized as a component of net periodic pension cost during the year ending June 30, 2014.

Note 12 - Benefit Plans (Continued)

Executive Incentive Retirement Plan

The Bank has an unfunded, non-qualified executive incentive retirement plan covering all eligible executives. The plan provides for either a lump sum payment or equal annual installments for a period of fifteen years commencing on the first day of the calendar month following the termination of employment due to retirement, resignation, disability or death. The amount payable is based on the vested balance of the executive’s accumulated awards plus interest. The annual awards are based upon the executive’s base salary in effect at the beginning of the plan year and the Bank’s net income for the prior fiscal year. The percentage vested is based on the sum of the executive’s age and years of service.

The following table sets forth the accumulated benefit obligation, changes in the plan’s projected benefit obligation and the plan’s funded status as of and for the years ended June 30, 2013 and 2012:

	2013	2012
	(Dollars in thousands)

Accumulated benefit obligation – ending	$442	$472

Projected benefit obligation – beginning	$472	$492
Service cost	47	40
Interest cost	20	27
Actuarial (gain)	(76)	(69)
Benefits paid	(21)	(18)

Projected benefit obligation and funded status – ending (included in other liabilities)	$442	$472

Assumption:
Discount rate	5.00%	4.25%

Net periodic pension cost for the years ended June 30, 2013 and 2012, included the following:

	2013	2012
	(Dollars in thousands)

Service cost	$47	$40
Interest cost	20	27
Amortization of unrecognized gain	(16)	(2)
Net periodic pension cost	$51	$65

Assumption:
Discount rate	4.25%	5.75%

Note 12 - Benefit Plans (Continued)

Executive Incentive Retirement Plan (Continued)

For the year ending June 30, 2014, the Bank expects to contribute $25,000 to the plan.

Estimated future benefit payments for the years ending June 30, which reflect expected future service, as appropriate, are as follows (in thousands):

2014	$25
2015	31
2016	32
2017	33
2018	33
2019 – 2023	215

As of June 30, 2013 and 2012, actuarial gains of $188,000 and $128,000, respectively, were included, net of income taxes of $75,000 and $50,000, respectively, in accumulated other comprehensive loss.  Approximately $28,000 of this amount is expected to be recognized as a component of net periodic pension cost during the year ending June 30, 2014.

401(k) Savings and Profit Sharing Plan

The Bank sponsors a savings and profit sharing plan, pursuant to Section 401(k) of the Internal Revenue Code (“IRC”), for all eligible employees. The plan has a profit sharing component paid annually by the Bank of 3% of each eligible employee’s compensation. Employees may also elect to defer up to 80% of their compensation, subject to IRC limitations. The Bank will match 50% of the first 6% of the employee’s salary deferral up to a maximum of 3% of each employee’s compensation. The Plan expense amounted to approximately $48,000 and $96,000 for the years ended June 30, 2013 and 2012, respectively. The Bank terminated the annual 3% profit sharing component of the plan, effective December 31, 2012, but still matches 50% of the first 6% of the employee’s salary deferral up to a maximum of 3% of each employee’s compensation.

Employee Stock Ownership Plan

Effective upon completion of the Company’s initial public stock offering, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees who complete a twelve-month period of employment with the Bank, have attained the age of 21 and have completed at least 1,000 hours of service in a plan year. The ESOP used $2,023,420 in proceeds from a term loan obtained from the Company to purchase 202,342 shares of Company common stock. The term loan principal is payable over 48 equal quarterly installments through December 31, 2018. The interest rate on the term loan is 8.25%. Each quarter, the Bank intends to make discretionary contributions to the ESOP, which will be equal to principal and interest payments required on the term loan. The ESOP may further pay down the loan with dividends paid, if any, on the Company common stock owned by the ESOP.

Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants. Base compensation is the basis for allocation to participants of contributions to the ESOP and shares released from the suspense account, as described by the Plan, in the year of allocation.

Note 12 - Benefit Plans (Continued)

ESOP shares pledged as collateral were initially recorded as unallocated ESOP shares in the consolidated statement of financial condition. On a monthly basis, 1,405 shares are allocated and compensation expense is recorded equal to the number of allocated shares multiplied by the monthly average fair value price of the Company’s common stock and the allocated shares become outstanding for basic earnings per common share computations. The difference between the fair value of shares and the cost of the shares allocated by the ESOP is recorded as an adjustment to paid-in capital.  ESOP compensation expense was approximately $111,000 and $91,000 for the years ended June 30, 2013 and 2012, respectively.

ESOP shares at June 30 are summarized as follows:

	2013	2012

Allocated shares - beginning	92,741	75,879
Shares allocated during the year	16,861	16,862
Allocated shares - ending	109,602	92,741

Total ESOP Shares	202,342	202,342

Fair value of unallocated shares	$669,576	$615,957

Stock-Based Compensation

The Company maintains the MSB Financial Corp. 2008 Stock Compensation and Incentive Plan (the “2008 Plan”). Under this plan, the Company may grant options to purchase up to 275,410 shares of Company’s common stock. At June 30, 2013, there were no shares remaining for future option grants under the plan.

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

Management recognizes compensation expense for the fair value of the options, which have graded vesting, on a straight-line basis over the requisite service period of the awards. In each of the fiscal years ended June 30, 2013 and 2012, $137,000 and $164,000, respectively, in stock option expense was recorded along with income tax benefits of $19,000 and $23,000 for the respective periods.

Note 12 - Benefit Plans (Continued)

A summary of stock options for the years ended June 30, 2013 and 2012 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at June 30, 2012	275,410	10.75	5.8 years	$—

Outstanding at June 30, 2013	275,410	10.75	4.8 years	—

Exercisable at June 30, 2013	275,410	10.75	4.8 years	—

Shares issued upon the exercise of stock options are planned to be issued from treasury stock.  The 275,410 shares outstanding as of June 30, 2013 are fully vested.  There is no unrecognized compensation expense related to these options as of June 30, 2013.

On November 9, 2009, Company’s stockholders approved an amendment to the 2008 Plan to increase the number of shares of the Company’s common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574, with such additional shares to be available for awards in the form of restricted stock awards.  On November 24, 2009, the Company purchased 110,164 shares of its common stock at a purchase price of $932,000, which amount, was charged to paid-in capital.  On December 14, 2009, the Board of Directors granted 110,164 shares of restricted stock to certain employees and directors.  The restricted stock awards are to be vested over a five year period and expensed accordingly based on the fair value at the date of grant.  For each of the fiscal years ended June 30, 2013 and 2012, the Company recognized approximately $180,000 in stock-based compensation expense related to restricted stock awards along with an income tax benefit of $72,000.  Unrecognized compensation expense relating to unvested restricted stock awards outstanding at June 30, 2013 is $261,000.  This amount will be recognized over a weighted average period of 1.5 years.

The following is a summary of the activity related to the Company’s restricted stock awards for the year ended June 30, 2013:

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested at June 30, 2012	66,104	$8.15
Vested	(22,028)	8.15

Unvested at June 30, 2013	44,076	$8.15

Note 13 - Transactions with Officers and Directors

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its officers, directors, their immediate families, and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others with the exception that all employees with one year of service, directors and executive officers are offered a 50 basis point reduction for consumer loans or primary residence mortgage loans.  These persons were indebted to the Bank for loans totaling $9,956,000 and $9,259,000 at June 30, 2013 and 2012, respectively. During the year ended June 30, 2013, $2,778,000 of new loans and $2,081,000 of repayments were made.

Note 14 - Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by Federal and State banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible, core and risk-based capital as defined in the regulations. Management believes, as of June 30, 2013 and 2012, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2013, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum core, Tier 1 risk-based and total risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Note 14 - Regulatory Capital (Continued)

The following table presents a reconciliation of GAAP capital and regulatory capital and information as to the Bank’s capital levels at the dates presented:

					To be well capitalized
					under prompt
			For capital adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2013
Tangible	$34,651	9.93%	$5,234	>1.50%	N/A	N/A
Core (leverage)	34,651	9.93	13,958	>4.00	17,447	>5.00%
Tier 1 risk-based	34,651	16.87	8,216	>4.00	12,324	> 6.00
Total risk-based	37,243	18.13	16,432	>8.00	20,539	>10.00

June 30, 2012:
Tangible	$34,675	9.97%	$5,216	>1.50%	N/A	N/A
Core (leverage)	34,675	9.97	13,909	>4.00	17,386	>5.00%
Tier 1 risk-based	34,675	15.64	8,869	>4.00	13,304	>6.00
Total risk-based	37,451	16.89	17,738	>8.00	22,173	>10.00

Note 15 - Commitments and Contingencies

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Such commitments involve, to varying degrees, elements of credit, and interest rate risk in excess of the amount recognized in the statements of financial condition.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Note 15 - Commitments and Contingencies (Continued)

At June 30, 2013 and 2012, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2013	2012
	(In thousands)

Commitments to grant loans	$7,671	$2,740
Unfunded commitments under lines of credit	23,659	21,766
Standby letters of credit	327	327

	$31,657	$24,833

At June 30, 2013, the commitments to grant loans included $871,342 of fixed rate mortgage loans with interest rates ranging from 3.125% to 4.50%; adjustable rate mortgage loans of $2,700,000 with an initial rate of 3.25% adjusting to 6.00% after 10 years and a $4,100,000 variable rate construction loan based on the Wall Street Journal Prime Rate + 1.00%, with a floor rate of 5.00%.  Of the unfunded commitments under lines of credit at June 30, 2013, $19,398,349 was available under the Bank’s home equity lending program, $541,890 was available under the overdraft protection lending program and $3,718,882 was available under commercial lines of credit.  Amounts outstanding under these unfunded lines have interest rates raging from 1.00% below prime rate to 4.00% over the prime rate.

At June 30, 2012, the commitments to grant loans included $770,000 of fixed rate mortgage loans with interest rates ranging from 3.375% to 5.25%; an adjustable rate mortgage of $180,000 with an initial rate of 3.00% adjusting to 5.00% after 10 years and $1,790,000 of variable rate construction loans based on the Wall Street Journal Prime Rate + 1.00%, with a floor rate of 5.00%.  Of the unfunded commitments under lines of credit at June 30, 2012, $17,668,000 was available under the Bank’s home equity lending program, $551,000 was available under the overdraft protection lending program and $3,547,000 was available under commercial lines of credit.  Amounts outstanding under these unfunded lines have interest rates raging from 1.00% below prime rate to 4.00% over the prime rate.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but primarily includes residential and income-producing commercial real estate properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit when deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The fair values of these obligations were immaterial as of June 30, 2013 and 2012.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Bank did not have any financial assets measured at fair value on a recurring basis as of June 30, 2013.

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2013
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

The following tables summarize those assets measured at fair value on a non-recurring basis as of June 30, 2013 and 2012:

	June 30, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Impaired loans	$52	$—	$15,066	$15,066

	June 30, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Impaired loans	$—	$—	$10,683	$10,683

Note 16 - Fair Value Measurements (Continued)

For Level 3 input assets measured at fair value on non-recurring basis as of June 30, 2013 and 2012, the significant unobservable inputs used in fair value measurements were as follows:

June 30, 2013
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$15,066	Appraisal of	Appraisal
		collateral	adjustments	0% to - 37.9% (3.5%)
Liquidation
			expense	0.11% to -27.4% (7.9%)

June 30, 2012
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$10,683	Appraisal of	Appraisal
		collateral	adjustments	0% to - 19.5% (-6.5%)
Liquidation
			expense	-4.6% to -28.2% (-8.1%)

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

Other real estate is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of June 30, 2013 and 2012, there was no further impairment of the other real estate owned below the cost basis established at the time the other real owned was originally recognized.  Accordingly, the table above does not include other real estate owned.

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

Note 16 - Fair Value Measurements (Continued)

The following presents the carrying amount and the fair value as of June 30, 2013 and June 30, 2012, and placement in the fair value hierarchy as of June 30, 2013, of the Company’s financial instruments which are carried on the consolidated statement of financial condition at cost and are not measured or recorded at fair value on a recurring basis.  This table excludes financial instruments for which carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

As of June 30, 2013	Carrying Value	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
Financial assets:
Securities held to maturity	$80,912	$78,367	$—	$78,367	$—
Loans receivable (1)	223,256	227,556	—	—	227,556

Financial liabilities:
Certificate of deposits	109,948	111,797	—	111,797	—
Advances from Federal Home Loan Bank of New York	30,000	32,208	—	32,208	—

As of June 30, 2012
Financial assets:
Securities held to maturity	50,706	51,540	—	51,540	—
Loans receivable (1)	240,520	245,055	—	—	245,055

Financial liabilities:
Certificate of deposits	119,656	122,135	—	122,135	—
Advances from Federal Home Loan Bank of New York	20,000	22,455	—	22,455	—

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreement, into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of June 30, 2013 and 2012, the fair value of the commitments to extend credit was not considered to be material.

Note 17 - Parent Only Financial Statements

Condensed Statements of Financial Condition
	June 30,
	2013	2012
	(In thousands)
Assets
Cash and due from banks	$2,994	$4,389
Loan receivable	1,172	1,334
Investments in subsidiaries	35,257	35,212
Other assets	1,172	170

Total Assets	$40,595	$41,105

Liabilities
Other liabilities	$1,082	$227
Total liabilities	1,082	227

Stockholders’ Equity
Common stock	562	562
Paid-in capital	24,473	24,214
Retained earnings	20,682	22,067
Unallocated common stock held by ESOP	(927)	(1,096)
Treasury stock	(5,244)	(4,768)
Accumulated other comprehensive loss	(33)	(101)

Total Stockholders’ Equity	39,513	40,878

Total Liabilities and Stockholders’ Equity	$40,595	$41,105

Condensed Statements of Comprehensive (Loss) Income
	Years Ended June 30,
	2013	2012
	(In thousands)
Equity in undistributed earnings of subsidiaries	$(1,272)	$623
Interest income	105	118
Non-interest expense	(221)	(202)

(Loss) Income Before Income Taxes	(1,388)	539

Income tax (benefit) expense	(3)	42

Net (Loss) Income	$(1,385)	$497

Comprehensive (Loss) Income	$(1,317)	$488

Note 17 - Parent Only Financial Statements (Continued)

Condensed Statements of Cash Flows
	Years Ended June 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities
Net (loss) income	$(1,385)	$497
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in undistributed earnings of subsidiaries	1,272	(623)
Net change in other assets and liabilities	88	204

Net Cash (Used in) Provided by Operating Activities	(25)	78

Cash Flows from Investing Activities
Repayment of ESOP loan receivable	162	150

Net Cash Provided by Investing Activities	162	150

Cash Flows from Financing Activities
Dividends paid to minority stockholders	(56)	(218)
Purchase of treasury stock	(476)	(423)
Capital distribution to Bank	(1,000)	—

Net Cash Used in Financing Activities	(1,532)	(641)

Net Decrease in Cash and Cash Equivalents	(1,395)	(413)

Cash and Cash Equivalents - Beginning	4,389	4,802

Cash and Cash Equivalents - Ending	$2,994	$4,389

Note 18 - Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2013 and 2012:

	Year Ended June 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

Interest income	$3,142	$3,000	$2,985	$2,905
Interest expense	727	689	648	657

Net Interest Income	2,415	2,311	2,337	2,248

Provision for loan losses	746	2,973	175	150

Net Interest Income after Provision for Loan Losses	1,669	(662)	2,162	2,098

Non-interest income	159	162	159	170
Non-interest expenses	2,004	2,122	2,188	1,975

(Loss) Income before Income Taxes	(176)	(2,622)	133	293

Income tax (benefit) expense	(84)	(1,047)	44	100

Net (Loss) Income	$(92)	$(1,575)	$89	$193

(Loss) Earnings per share:
Basic and diluted	$(0.02)	$(0.32)	$0.02	$0.04

Note 18 - Quarterly Results of Operations (Unaudited) (Continued)

	Year Ended June 30, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share)

Interest income	$3,611	$3,549	$3,370	$3,271
Interest expense	913	882	787	754

Net Interest Income	2,698	2,667	2,583	2,517

Provision for loan losses	613	375	471	758

Net Interest Income after Provision for Loan Losses	2,085	2,292	2,112	1,759

Non-interest income	144	164	160	163
Non-interest expenses	2,060	2,050	1,962	2,027

Income (Loss) before Income Taxes	169	406	310	(105)

Income tax (benefit) expense	58	182	116	(73)

Net Income (Loss)	$111	$224	$194	$(32)

Earnings per share:
Basic and diluted	$0.02	$0.04	$0.04	$—

Note 19 – Recent Accounting Pronouncements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 30, 2013.

MSB FINANCIAL CORP.
/s/ Michael A. Shriner
	By:	Michael A. Shriner
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on September 30, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Michael A. Shriner		/s/ W. Scott Gallaway
Michael A. Shriner President, Chief Executive Officer and Director		W. Scott Gallaway Chairman of the Board and Director

/s/ E. Haas Gallaway, Jr.		/s/ Dr. Thomas G. McCain
E. Haas Gallaway, Jr. Director		Dr. Thomas G. McCain Director

/s/ Donald J. Musso		/s/ Ferdinand J. Rossi
Donald J. Musso Director		Ferdinand J. Rossi Director

/s/ Gary T. Jolliffe		/s/ Jeffrey E. Smith
Gary T. Jolliffe Director		Jeffrey E. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)