Form 10-Q
period 2013-09-30
MSB FINANCIAL CORP.
filed 2013-11-14
CIK 1374783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 30, 2013:

$0.10 par value common stock 5,010,437 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	June 30,
	2013	2013
	(Dollars in thousands, except per share amount)

Cash and due from banks	$5,607	$19,941
Interest-earning demand deposits with banks	3,106	4,814

Cash and Cash Equivalents	8,713	24,755

Securities held to maturity (fair value of $85,978 and $78,367, respectively)	88,845	80,912
Loans receivable, net of allowance for loan losses of $3,980 and $4,270, respectively	225,581	223,256
Other real estate owned	253	530
Premises and equipment	8,782	8,882
Federal Home Loan Bank of New York stock, at cost	1,827	1,827
Bank owned life insurance	6,975	6,919
Accrued interest receivable	1,191	1,229
Other assets	4,601	4,282

Total Assets	$346,768	$352,592

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$19,313	$18,559
Interest bearing	254,677	261,908

Total Deposits	273,990	280,467

Advances from Federal Home Loan Bank of New York	30,000	30,000
Advance payments by borrowers for taxes and insurance	316	132
Other liabilities	2,626	2,480

Total Liabilities	306,932	313,079

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,010,437 and 5,010,437 shares outstanding, respectively	562	562
Paid-in capital	24,507	24,473
Retained earnings	20,930	20,682
Unallocated common stock held by ESOP (88,525 and 92,740 shares, respectively)	(885)	(927)
Treasury stock, at cost, 610,188 and 610,188 shares, respectively	(5,244)	(5,244)
Accumulated other comprehensive loss	(34)	(33)

Total Stockholders’ Equity	39,836	39,513

Total Liabilities and Stockholders’ Equity	$346,768	$352,592

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
	(In thousands, except
	per share amounts)
Interest Income:
Loans receivable, including fees	$2,488	$2,750
Securities held to maturity	452	365
Other	25	27
Total Interest Income	2,965	3,142

Interest Expense
Deposits	445	555
Borrowings	187	172

Total Interest Expense	632	727

Net Interest Income	2,333	2,415

Provision for Loan Losses	150	746

Net Interest Income after Provision for Loan Losses	2,183	1,669

Non-Interest Income
Fees and service charges	98	83
Income from bank owned life insurance	56	52
Unrealized gain on trading securities	-	1
Other	27	23
Total Non-Interest Income	181	159

Non-Interest Expenses
Salaries and employee benefits	962	935
Directors compensation	112	127
Occupancy and equipment	331	356
Service bureau fees	160	139
Advertising	37	40
FDIC assessment	119	74
Professional services	148	114
Other	118	219
Total Non-Interest Expenses	1,987	2,004

Income (Loss) before Income Taxes	377	(176)
Income Tax Expense (Benefit)	129	(84)
Net Income (Loss)	248	(92)

Weighted average number of shares of common stock
Outstanding basic and diluted	4,920	4,960
Earnings (Loss) per share - basic and diluted	$0.05	$(0.02)

See notes to unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss) – (Continued)

	Three Months Ended September 30,
	2013	2012
	(In thousands, except per share amounts)
Other comprehensive (loss) income, net of tax

Defined benefit pension plans:

Reclassification adjustment for prior service cost included in net income, net of tax of $- and $1, respectively	$1	$2

Reclassification adjustment for net actuarial (gain) loss included in net income, net of tax of ($1) and $2, respectively
	(2)	2

Total Other comprehensive (loss) income	(1)	4

Comprehensive income (loss)	$247	$(88)

See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	$248	$(92)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net accretion of securities discounts and deferred loan fees and costs	4	(19)
Depreciation and amortization of premises and equipment	129	148
Stock based compensation and allocation of ESOP stock	76	111
Provision for loan losses	150	746
Gain on sale of other real estate owned	(123)	-
Income from bank owned life insurance	(56)	(52)
Unrealized (gain) on trading securities	-	(1)
Decrease in accrued interest receivable	38	78
(Increase) decrease in other assets	(319)	156
Increase (decrease) in other liabilities	145	(109)
Net Cash Provided by Operating Activities	292	966

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(8,379)	(30,120)
Maturities, calls and principal repayments	418	15,259
Net (increase) decrease in loans receivable	(3,224)	478
Purchase of premises and equipment	(29)	(17)
Purchase of bank owned life insurance	-	(588)
Capitalized improvements of other real estate owned	(5)	-
Proceeds from sale of other real estate owned	1,178	-
Net Cash Used in Investing Activities	(10,041)	(14,988)

Cash Flows from Financing Activities:
Net decrease in deposits	(6,477)	(766)
Increase (decrease) in advance payments by borrowers for taxes and insurance	184	(50)
Purchase of treasury stock	-	(217)
Net Cash Used in Financing Activities	(6,293)	(1,033)

Net Decrease in Cash and Cash Equivalents	(16,042)	(15,055)
Cash and Cash Equivalents – Beginning	24,755	33,757
Cash and Cash Equivalents – Ending	$8,713	$18,702

Supplementary Cash Flows Information
Interest paid	$635	$732
Loan receivable transferred to other real estate owned	$773	$532

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Organization and Business

MSB Financial Corp. (the “Company”) is a federally-chartered corporation organized in 2004 for the purpose of acquiring all of the capital stock that Millington Bank (the “Bank”) issued in its mutual holding company reorganization. The Company’s principal business is the ownership and operation of the Bank.

MSB Financial, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization of the Bank. The MHC has not engaged in any significant business other than its ownership interest in the Company since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company. At September 30, 2013, the MHC owned 61.7% of the Company’s outstanding common shares.

The Bank is a New Jersey chartered stock bank and its deposits are insured by the Federal Deposit Insurance Corporation. The primary business of the Bank is attracting retail deposits from the general public and using those deposits together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for its lending and investing activities. The Bank’s loan portfolio primarily consists of one-to-four family residential loans, commercial loans, and consumer loans. It also invests in U.S. government obligations and mortgage-backed securities. The Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) regulates the MHC and the Company as savings and loan holding companies.

The primary business of Millington Savings Service Corp (the “Service Corp”) was the ownership and operation of a single commercial rental property. This property was sold during the year ended June 30, 2007. Currently the Service Corp is inactive.

Note 2 – Basis of Consolidated Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary the Service Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.  These consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Regulation S-X, and therefore, do not include all information or notes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at September 30, 2013 and for the three months ended September 30, 2013 and 2012.  The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statement of financial condition for June 30, 2013 was derived from the Company’s audited consolidated financial statements as of and for the year then ended. That data, along with the interim financial information presented in the consolidated statements of financial condition, comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 2013, including the notes thereto included in the Company’s Annual Report on Form 10-K.

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

Note 3 – Subsequent Events

In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (the “ASC”) Topic 855, Subsequent Events, management has evaluated potential subsequent events through the date of these consolidated financial statements were issued.

Note 4 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, exclusive of the unallocated shares held by the Employee Stock Ownership Plan (“ESOP”) and unvested shares of restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method.  Diluted earnings per share did not differ from basic earnings per share for the three months ended September 30, 2013 and 2012, as the 275,410 weighted average number of outstanding stock options were all anti-dilutive.

Note 5 – Stock Based Compensation

On March 10, 2008, the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan. This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the shares at the grant date. The grant date fair value of the options was estimated to be $2.99 per share based on the Black-Scholes option pricing model. Options are exercisable for 10 years from date of grant.  As of June 30, 2013 all stock based compensation expense related to these awards had been recognized.  The Company recognized $41,000 in compensation expense related to these awards along with an income tax benefit of $16,000 during the three month period ended September 30, 2012.

On November 9, 2009 the Company’s the 2008 Plan was amended.  The primary purpose of the amendment was to increase the number of shares of Company common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of restricted stock awards.  The Company re-purchased 110,164 shares of the Company common stock for an aggregate purchase price of $932,000 and on December 14, 2009, granted the shares to certain employees and directors.  The restricted stock awards vest over a five year period and expensed over that time based on the fair value of the Company’s common stock at the date of grant.  During each of the three month periods ended September 30, 2013 and 2012, the Company recognized stock based compensation expense related to these awards of $45,000 with a tax benefit of $18,000.  As of September 30, 2013, $216,000 in stock based compensation expense related to these awards remains to be recognized.

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

Assets Measured at Fair Value on a Recurring Basis

The Bank did not have any financial assets measured at fair value on a recurring basis as of September 30, 2013 and June 30, 2013.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes those assets measured at fair value on a non-recurring basis as of September 30, 2013 and June 30, 2013:

	September 30, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$6,571	$6,571

	June 30, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$15,066	$15,066

For Level 3 assets measured at fair value on non-recurring basis as of September 30, 2013 and June 30, 2013, the significant unobservable inputs used in fair value measurements were as follows:

As of September 30, 2013
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$6,571	Appraisal of	Appraisal
		collateral	adjustments	0% to - 47.5% (2.4%)
Liquidation
			expense	4.6% to -18.4% (7.3%)

As of June 30, 2013
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$15,066	Appraisal of	Appraisal
		collateral	adjustments	0% to - 37.9% (3.5%)
Liquidation
			expense	0.11 to -27.4% (7.9%)

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

Other real estate owned is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate owned is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of September 30, 2013 and June 30, 2013 there was no further impairment of the other real estate owned balance below the cost basis established at the time the other real estate owned was originally recognized.  Accordingly, the table above does not include other real estate owned.

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

The following presents the carrying amount and the fair value as of September 30, 2013 and June 30, 2013, and placement in the fair value hierarchy of the Company’s financial instruments which are carried on the consolidated statement of financial condition at cost and are not recorded at fair value on a recurring basis.  This table excludes financial instruments for which carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

	Carrying	Fair	Level 1	Level 2	Level 3
As of September 30, 2013	Amount	Value	Inputs	Inputs	Inputs
	(In thousands)
Financial assets:
Securities held to maturity	$88,845	$85,978	$-	$85,978	$-
Loans receivable (1)	225,581	227,405	-	-	227,405

Financial liabilities:
Certificate of deposits	105,874	107,438	-	107,438	-
Advances from Federal Home Loan Bank of New York	30,000	31,181	-	31,181	-

As of June 30, 2013
Financial assets:
Securities held to maturity	80,912	78,367	-	78,367	-
Loans receivable (1)	223,256	227,556	-		227,556

Financial liabilities:
Certificate of deposits	109,948	111,797	-	111,797	-
Advances from Federal Home Loan Bank of New York	30,000	32,208	-	32,208	-

(1) Includes impaired loans measured at fair value on a non-recurring basis as discussed above.

Methods and assumptions used to estimate fair values of financial instruments previously disclosed are as follows:

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of September 30, 2013 and June 30, 2013, the fair value of the commitments to extend credit was not considered to be material.

Note 7 - Loans Receivable and Allowance for Credit Losses

The composition of loans receivable at September 30, 2013 and June 30, 2013 was as follows:

	September 30, 2013	June 30, 2013
	(In thousands)
Residential mortgage:
One-to-four family	$139,835	$136,704
Home equity	38,970	40,682

	178,805	177,386

Commercial real estate	33,721	32,171
Construction	10,456	8,895
Commercial and industrial	9,752	9,267

	53,929	50,333
Consumer:
Deposit accounts	584	611
Automobile	48	111
Personal	31	32
Overdraft protection	178	175

	841	929

	233,575	228,648

Loans in process	(3,602)	(745)
Deferred loan fees	(412)	(377)

	$229,561	$227,526

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

Impaired Loans

Management evaluates individual loans in all of the loan segments (including loans in the residential mortgage and consumer segments) for possible impairment if the recorded investment in the loan is greater than $200,000 and if the loan is either in nonaccrual status or is risk rated Substandard or worse or has been modified in a troubled debt restructuring.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

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

The following tables present impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of September 30, 2013 and June 30, 2013.  The average recorded investment and interest income recognized is presented for the three month periods ended September 30, 2013 and 2012.

	September 30, 2013			June 30, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$14,362	$15,018	$-	$13,817	$14,747	$-
Home equity	1,700	1,775	-	3,376	3,406	-
Commercial real estate	1,058	1,114	-	1,796	1,867	-
Construction
One-to-four family occupied	1,707	1,936		-	-
Other	750	750	-	1,601	1,510	-
Commercial and industrial	844	1,200	-	750	1,103	-
	20,421	21,793	-	21,340	22,633	-
With an allowance recorded:
Residential mortgage
One-to-four family	1,151	1,352	140	1,469	1,720	58
Home equity	311	634	75	891	1,214	233
Commercial real estate	1,197	1,341	275	1,444	1,804	88
Construction
One-to-four family occupied	-	-	-	1,707	1,936	23
Other	137	138	32	-	-	-
Commercial and industrial	-	-	-	150	100	31
	2,796	3,465	522	5,661	6,774	433
Total:
Residential mortgage
One-to-four family	15,513	16,370	140	15,286	16,467	58
Home equity	2,011	2,409	75	4,267	4,620	233
Commercial real estate	2,255	2,455	275	3,240	3,671	88
Construction
One-to-four family occupied	1,707	1,936	-	1,707	1,936	23
Other	887	888	32	1,601	1,510	-
Commercial and industrial	844	1,200	-	900	1,203	31
	$23,217	$25,258	$522	$27,001	$29,407	$433

As of September 30, 2013 and June 30, 2013, impaired loans listed above included $17.1 million and $18.1 million, respectively, of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of September 30, 2013 and June 30, 2013, $12.6 million and $11.8 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such, had been removed from non-accrual status and are considered performing.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential
One-to-four family	$14,090	$164	$10,687	$76
Home equity	2,538	5	3,251	44
Commercial real estate	1,427	10	2,257	8
Construction
One-to-four family occupied	853	24	855	21
Other	1,175	17	495	-
Commercial and industrial	864	9	317	5
	20,947	229	17,862	154
With an allowance recorded:
Residential mortgage
One-to-four family	1,310	4	4,461	30
Home equity	601	-	494	1
Commercial real estate	1,321	6	1,154	7
Construction
One-to-four family occupied	853	-	970	-
Other	69	-	517	-
Commercial and industrial	8	-	669	1
	4,162	10	8,265	39
Total:
Residential mortgage
One-to-four family	15,400	168	15,148	106
Home equity	3,139	5	3,745	45
Commercial real estate	2,748	16	3,411	15
Construction
One-to-four family occupied	1,706	24	1,825	21
Other	1,244	17	1,012	-
Commercial and industrial	872	9	986	6
	$25,109	$239	$26,127	$193

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

The following tables present the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of September 30, 2013 and June 30, 2013:

As of September 30, 2013	Pass	Special Mention	Substandard		Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$29,182	$2,480	$1	1,704	$-	$275	$33,641
Construction
One-to-four family owner occupied	970	-		1,707	-	-	2,677
Other	3,259	750		105	-	32	4,146
Commercial and Industrial	8,734	111		889	-	-	9,734

Total	$42,145	$3,341		$4,405	$-	$307	$50,198

As of June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$27,025	$2,491	$2,515	$-	$72	$32,103
Construction
One-to-four family owner occupied	2,845	-	1,693	-	14	4,552
Other	1,980	988	-	601	-	3,569
Commercial and Industrial	8,188	113	923	-	22	9,246

Total	$40,038	$3,592	$5,131	$601	$108	$49,470

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables represent the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of September 30, 2013 and June 30, 2013:

As of September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$2,945	632	3,223	6,800	$132,754	$139,554	$5,063	$1,076
Home equity	132	184	1,412	1,728	37,240	38,968	1,332	177
Commercial real estate	439	409	836	1,684	31,957	33,641	1,605	-
Construction
One-to-four family owner occupied	-	-	-	-	2,677	2,677	-	-
Other	137	-	-	137	4,009	4,146	137	-
Commercial and industrial	461	49	280	790	8,944	9,734	745	-
Consumer	-	50	-	50	791	841	-	-
Total	$4,114	$1,324	$5,751	$11,189	$218,372	$229,561	$8,882	$1,253

As of June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$3,910	1,525	5,822	11,257	$125,189	$136,446	7,955	$501
Home equity	412	127	1,317	1,856	38,825	40,681	1,502	146
Commercial real estate	782	-	1,805	2,587	29,516	32,103	2,587	-
Construction
One-to-four family owner occupied	-	-	-	-	4,552	4,552	-	-
Other	1,000	-	601	1,601	1,968	3,569	601	-
Commercial and industrial	472	49	280	801	8,445	9,246	-	-
Consumer	5	-	-	5	924	929	802	-
Total	$6,581	$1,701	$9,825	$18,107	$209,419	$227,526	13,447	$647

Allowance for Loan Losses

The following tables summarize the allowance for loan losses, by the portfolio segment segregated into the amounts required for loans individually evaluated for impairment and the amounts required for loans collectively evaluated for impairment as of September 30, 2013 and June 30, 2013.  The activity in the allowance for loan losses is presented for the three month periods ended September 30, 2013 and 2013 (in thousands):

	As of September 30, 2013
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated			Total
Allowance for loan losses:
Ending balance	$2,630	$903	$199	$238	$7			$3	$3,980
Ending balance: individually evaluated for impairment	$215	$275	$32	$-	$-		$-		$522
Ending balance: collectively evaluated for impairment	$2,415	$628	$167	$238	$7		$3		$3,458

Loans receivables:
Ending balance	$178,522	$33,641	$6,823	$9,734	$841		$-		$229,561
Ending balance: individually evaluated for impairment	$17,524	$2,255	$2,594	$844	$-		$-		$23,217
Ending balance: collectively evaluated for impairment	$160,998	$31,386	$4,229	$8,890	$841	$			$206,344

	As of June 30, 2013
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated		Total
Allowance for loan losses:
Ending balance	$3,036	$706	$238	$276	$11		$3	$4,270
Ending balance: individually evaluated for impairment	$291	$88	$23	$31	$-		$-	$433
Ending balance: collectively evaluated for impairment	$2,745	$618	$215	$245	$11		$3	$3,837

Loans receivables:
Ending balance	$177,127	$32,103	$8,121	$9,246	$929		$-	$227,526
Ending balance: individually evaluated for impairment	$19,553	$3,240	$3,308	$900	$-		$-	$27,001
Ending balance: collectively evaluated for impairment	$157,574	$28,863	$4,813	$8,346	$929	$		$200,525

	Three Months Ended September 30, 2013
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,036	$706	$238	$276	$11	$3	$4,270
Charge-offs	(279)	-	(118)	(54)	-		(451)
Recoveries	11	-	-	-	-		11
Provisions	(138)	197	79	16	(4)		150
Ending balance	$2,630	$903	$199	$238	$7	$3	$3,980

	Three Months Ended September 30, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan
losses:
Beginning Balance	$1,808	$445	$527	$272	$13	$3,065
Charge-offs	(530)	(81)	(249)	(104)	-	(964)
Recoveries	7	-	-	-	-	7
Provisions	610	149	(75)	56	6	746
Ending balance	$1,895	$513	$203	$224	$19	$2,854

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

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $17.1 million and $18.1 million at September 30, 2013 and June 30, 2013 respectively.  The majority of the Bank’s TDRs are on accrual status.  TDRs on accrual status were $12.6 million and $11.8 million at September 30, 2013 and June 30, 2013, while TDRs on non-accrual status were $4.4 million and $6.2 million at these respective dates.  At September 30, 2013 and June 30, 2013, the allowance for loan losses included specific reserves of $309,000 and $152,000 related to TDRs respectively.

The following table summarizes by class loans modified in TDRs during the three months ended September 30, 2013 and 2012.  There was one loan modified in a TDR during the three months ended September 30, 2013. The loan was re-amortized based on its current balance with no changes to interest rate or remaining term.

	Three Months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	1	$818	$816

Total	1	$818	$816

	Three Months Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	3	$865	$865

Total	3	$865	$865

The Bank did not have any loans modified in TDR during the previous 12 months  and for which there was a subsequent payment default during the three months ended September 30, 2013 and 2012.

Note 8 - Securities Held to Maturity

The amortized cost of securities held to maturity and their estimated fair values as of September 30, 2013 and June 30, 2013, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013	(In Thousands)

U.S U.S. Government agencies:
Due after one year to five years	$6,000	$-	$113	$5,887
Due after five through ten years	31,677	38	1,200	30,515
Due after ten years	14,000	98	1,192	12,906

	51,677	136	2,505	49,308

Mortgage-backed securities	27,228	303	821	26,710
B
Corporate bonds:
Due after one year to five years	3,159	40	19	3,180
Due after five through ten years	1,500	-	9	1,491

	4,659	40	28	4,671

Certificates of deposit:
Due within one year	735	1	-	736
Due after one year to five years	4,546	13	6	4,553

	5,281	14	6	5,289

	$88,845	$493	$3,360	$85,978

Note 8 - Securities Held to Maturity - Continued

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013	(In Thousands)

U.S U.S. Government agencies:
Due after one year to five years	$4,000	$-	$88	$3,912
Due after five through ten years	28,194	-	1,195	26,999
Due thereafter	14,000	84	848	13,236
	46,194	84	2,131	44,147

Mortgage-backed securities	24,768	297	754	24,311

Corporate bonds:
Due after one year to five years	2,571	7	35	2,543
Due after five through ten years	2,098	8	37	2,069
	4,669	15	72	4,612

Certificates of deposit:
Due within one year	245	1	-	246
Due after one through five years	5,036	16	1	5,051
	5,281	17	1	5,297

	$80,912	$413	$2,958	$78,367

All mortgage-backed securities at September 30, 2013 and June 30, 2013 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and estimated fair value of securities held to maturity at September 30, 2013 and June 30, 2013, as shown above, are reported by contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three months ended September 30, 2013 and 2012.  At September 30, 2013 and June 30, 2013, securities held to maturity with a fair value of approximately $787,000 and $782,000, respectively, were pledged to secure public funds on deposit.

Note 8 - Securities Held to Maturity - Continued

The following tables set forth the gross unrealized losses and fair value of securities in an unrealized loss position as of September 30, 2013 and June 30, 2013, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2013:
U.S. Government agencies	$41,675	$2,505	$—	—	$41,675	$2,505
Mortgage-backed securities	17,997	821	—	—	17,997	821
Corporate bonds	2,517	28			2,517	28
Certificates of deposit	729	6	—	—	729	6

	$62,918	$3,360	$—	$—	$62,918	$3,360

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2013
U.S. Government agencies	$42,048	$2,131	$—	$—	$42,048	$2,131
Mortgage-backed securities	18,401	754	—	—	18,401	754
Corporate bonds	2,980	72	—	—	2,980	72
Certificates of deposit	246	1	—	—	246	1

	$63,675	$2,958	$—	$—	$63,675	$2,958

At September 30, 2013, management concluded that the unrealized losses summarized above (which related to thirty-one U.S. Government agency bonds, fourteen mortgage-backed securities, four corporate bonds and three certificates of deposit compared to thirty-one U.S. Government agency bonds, fourteen mortgage-backed securities, five corporate bonds and one certificate of deposit as of June 30, 2013) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized an other-than-temporary impairment loss on these securities.

Note 9 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended
	September 30,
	2013	2012
	(In thousands)
Service cost	$15	$16
Interest cost	22	19
Amortization of unrecognized loss (gain)	(3)	4
Amortization of past service liability	1	3
	$35	$42

The Company previously disclosed in its Annual Report on Form 10-K as of June 30, 2013 that it expected to contribute $92,000 to the Plan during the current fiscal year.  As of September 30, 2013, the Company contributed $23,000.

Note 10 – Stock Offering and Stock Repurchase Program

During the three months ended September 30, 2013 the Company did not repurchase any shares of its common stock

Note 11 – Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends FASB ASC Top 220, Comprehensive Income (Topic 220). The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12 for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income.  The new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. Currently, this information is presented in different places throughout the financial statements.  For public entities, the amendments of this update are effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years.  The adoption of ASU 2011-05 as of July 1, 2013, did not have a significant impact on the presentation of the comprehensive income.

Note 12 – Reclassifications Out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2013
(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$ (1) (b)	Directors compensation
Unrecognized loss	(4) (b)	Directors compensation
Unrecognized gain	7 (b)	Salary and employee benefits
	2	Total before tax
	(1)	Income tax (expense)
Total reclassifications for the period	$ 1	Net of tax

(a)	Amounts in parenthesis indicate debits to profit/loss.
(b)	These accumulated other comprehensive (income) loss components are included in the computation of net periodic pension cost. (See Note 9 for additional details).

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

Comparison of Financial Condition at September 30, 2013 and June 30, 2013

General. Total assets were $346.8 million at September 30, 2013, compared to $352.6 million at June 30, 2013, a decrease of $5.8 million or 1.7%. The Company experienced a $16.0 million or 64.8% decrease in cash and cash equivalent balances, while securities held to maturity increased by $7.9 million or 9.8% and loan balances increased by $2.3 million or 1.0% for the period ended September 30, 2013 compared to the period ended June 30, 2013.  Deposits decreased by $6.5 million or 2.3%, while advances from the Federal Home Loan Bank of New York remained the same at September 30, 2013 and June 30, 2013.  The increase in securities held to maturity was primarily funded by the reduction in cash and cash equivalents balances.  Management decided to reduce its cash and cash equivalent balances in order to invest in higher yielding securities held to maturity.

Total assets decreased by $5.8 million or 1.7% between periods, while total liabilities decreased by $6.1 million or 2.0%, and the ratio of average interest-earning assets to average-interest bearing liabilities increased to 110.9% for the three months ended September 30, 2013 as compared to 109.3% for year ended June 30, 2013.  Stockholders’ equity increased by $323,000 or 0.8% to $39.8 million at September 30, 2013 compared to $39.5 million at June 30, 2013.

Loans. Loans receivable, net, increased by $2.3 million or 1.0% from $223.3 million at June 30, 2013 to $225.6 million at September 30, 2013.  As a percentage of assets, loans increased to 65.1% from 63.3%.  The Bank’s one-to-four family loan portfolio grew by $3.1 million or 2.3%, the construction loan portfolio increased by $1.6 million or 17.5%, the commercial portfolio increased by $485,000 and the overdraft protection loan portfolio increased by $3,000 or 5.2% and 1.7%, respectively, between June 30, 2013 and September 30, 2013.  Correspondingly, the home equity loan portfolio decreased by $1.7 million or 4.2%, the automobile loan portfolio decreased by $63,000 or 56.8%, as did the deposit account loan and personal loan portfolios decreased by $27,000 and $1,000 or 4.4% and 3.1%, respectively, between June 30, 2013 and September 30, 2013.

Securities. Our portfolio of securities held to maturity totaled $88.8 million at September 30, 2013 as compared to $80.9 million at June 30, 2013.   Maturities, calls and principal repayments during the three months ended September 30, 2013 totaled $418,000.  We purchased $8.4 million of new securities during the three months ended September 30, 2013.

Deposits. Total deposits at September 30, 2013 were $274.0 million, a $6.5 million decrease as compared to $280.5 million at June 30, 2013.  Certificates of deposit decreased by $4.1 million, as did both savings and club accounts and demand accounts categories decreased by $1.2 million.

Borrowings. Total borrowings at September 30, 2013 and June 30, 2013 amounted to $30.0 million.  The Bank did not make any long term borrowings during the three months ended September 30, 2013 and did not have short-term borrowings at September 30, 2013 and June 30, 2013.

Equity. Stockholders’ equity was $39.8 million at September 30, 2013 compared to $39.5 at June 30, 2013, a decrease of $323,000 or 0.8%. The increase in shareholders’ equity was due to a $248,000 increase in retained earnings related to in income, a $42,000 decrease in unallocated common stock held by the ESOP and an increase of $34,000 in paid in capital related to the Company’s stock-based compensation plan, offset by a $1,000 increase in other comprehensive loss.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General. The Company had net income of $248,000 for the quarter ended September 30, 2013.  This compares to a net loss of $92,000 for the quarter ended September 30, 2012. The increase was attributable to a decrease in the provision for loan losses, increase in non-interest income and decrease in non-interest expense, offset by a reduction in net interest income and increase in income tax expense.

Net Interest Income. Net interest income was $2.3 million for the quarter ended September 30, 2013 compared to $2.4 million for the quarter ended September 30, 2012,  The $82,000 decrease in net interest income was the result of a $177,000 decrease in total interest income offset by a $95,000 reduction in interest expense.

The decrease in total interest income for the three months ended September 30, 2013, resulted from a 37 basis point decrease in the average yield on interest-earning assets and a 3.8% decrease in the corresponding average balance.  The decrease of $13.7 million or 5.7% in average loan receivable balances and a decrease in the average yield from 4.53% to 4.34% for the three month period ended September 30, 2013, compared to the three month period ended September 30, 2012, was responsible for the decrease of $262,000 or 9.5% in loans receivable interest income.  The increase of $26.0 million or 45.3% in average securities held to maturity balances offset by a 38 basis point reduction in average yield from 2.54% to 2.16% resulted in a net increase of $87,000 or 23.8% in interest income on securities held to maturity for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, whereas other interest income decreased by $2,000 for the same period.

The $95,000 decrease in interest expense for the three months ended September 30, 2013 from the three months ended September 30, 2012, was attributable to lower average interest-bearing deposit balances and interest rates during the period.  The average balance of deposits decreased by $7.2 million or 2.7%, and the average cost of deposits decreased by $110,000 or 15 basis points to 0.69% between the periods.  Total interest expense on borrowings was $187,000 for the three months ended September 30, 2013 compared to $172,000 or a $15,000 increase in borrowing expense for the three months ended September 30, 2013 due to a $10.0 million increase in average Federal Home Loan Bank advances, offset by a 95 basis point reduction in average rate, thereon.

Provision for Loan Losses.  The provision for loan losses was $150,000 during the quarter ended September 30, 2013, a decrease of $596,000 or 79.9% compared to the $746,000 provided during the quarter ended September 30, 2012.  The Company’s management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company’s level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company had $10.1 million in nonperforming loans as of September 30, 2013 compared to $16.2 million as of September 30, 2012.  The significant reduction in non-performing loan balances from the September 30, 2012 level was achieved primarily through active implementation of the Company’s asset disposition strategy that was approved by the Company’s Board of Directors in December of 2012.  As of September 30, 2013, the Company has utilized $395,000 of this additional allowance in implementing this strategy.  This strategy, which to date included activities such as short sales, cash for keys and deeds in lieu of foreclosure, was implemented in order to rapidly reduce the dollar amount of non-performing assets held by the Company.  The Company’s management team is actively engaged with borrowers and buyers to expedite this asset disposition strategy and will continue doing so until desired amount of non-performing assets has been removed from the Company’s balance sheet.  The allowance for loan losses to total loans ratio was 1.70% at September 30, 2013 compared to 1.17% at September 30, 2012, while the allowance for loan losses to non-performing loans ratio was

39.3% at September 30, 2013 compared to 17.7% at September 30, 2012.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 4.34% and 0.19%, respectively, at September 30, 2013 compared to 6.61% and 0.39% at September 30, 2012.

Non-Interest Income. Non-interest income was $181,000 for the quarter ended September 30, 2013 compared to $159,000 for the quarter ended September 30, 2012.  The increase of $22,000 or 13.8% for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012 resulted from an increase of $15,000 or 18.1% in fees and service charges, a $4,000 or 17.4% increase in other fee income and a $4,000 or 7.7% increase in income from bank owned life insurance, which was offset by a $1,000 decrease in unrealized gain on trading securities.

Non-Interest Expenses. Non-interest expense was $2.0 million for the quarters ended September 30, 2013 and 2012.  FDIC assessment, professional services, salaries and employee benefits and service bureau fees expenses increased by $45,000, $34,000, $27,000 and $21,000 or 60.8%, 29.8%, 2.9% and 15.1%, respectively, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Correspondingly, other non-interest expense, occupancy and equipment expense, directors’ compensation  and advertising expense decreased by $101,000, $25,000, $15,000 and $3,000 or  46.1%, 7.0%, 11.8% and 7.5%, respectively, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  The decrease in other noninterest expense was primarily attributable to the reduction in other real estate expense, while the increase in FDIC assessment was attributed to the change in factors used in calculating the assessment.

Income Taxes. The income tax expense for the three months ended September 30, 2013 was $129,000 or 34.2% of the reported income before income taxes compared to a tax benefit of  $84,000 or 47.7% of the reported loss before income taxes for the three months ended September 30, 2012.

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

Senior management is responsible for managing our overall liquidity position and risk and is responsible for ensuring that our liquidity needs are being met on both a daily and long term basis. The Financial Review Committee, comprised of senior management and chaired by President and Chief Executive Officer, is responsible for establishing and reviewing our liquidity procedures, guidelines, and strategy on a periodic basis.

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

At September 30, 2013, the Bank had outstanding commitments to originate loans of $4.1 million, construction loans in process of $3.6 million, unused lines of credit of $23.1 million (including

$19.0 million for home equity lines of credit), and standby letters of credit of $327,000. Certificates of deposit scheduled to mature in one year or less at September 30, 2013, totaled $53.0 million.

As of September 30, 2013, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required.  At September 30, 2013, the total loans to deposits ratio was 82.3%. At September 30, 2013, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $77.0 million, of which $30.0 million was outstanding. As of September 30, 2013, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2013, the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2013.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at September 30, 2013 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of shares during the quarter ended September 30, 2013.

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

MSB FINANCIAL CORP.
(Registrant)

Date November 14, 2013	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date November 14, 2013	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer