Form 10-Q
period 2013-12-31
MSB FINANCIAL CORP.
filed 2014-02-14
CIK 1374783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 10, 2014:

$0.10 par value common stock 5,010,437 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at December 31, 2013 and June 30, 2013	2

	Consolidated Statements of Comprehensive Income (Loss) for the
	Three and Six Months Ended December 31, 2013 and 2012	3

	Consolidated Statements of Cash Flows for the Six Months
	Ended December 31, 2013 and 2012	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of	34
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4:	Controls and Procedures	42

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	42

Item 1A:	Risk Factors	42

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3:	Defaults Upon Senior Securities	43

Item 4:	Mine Safety Disclosures	43

Item 5:	Other Information	43

Item 6:	Exhibits	43

SIGNATURES		44

CERTIFICATIONS

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31,	June 30,
	2013	2013
	(Dollars in thousands, except per share amount)

Cash and due from banks	$4,791	$19,941
Interest-earning demand deposits with banks	854	4,814

Cash and Cash Equivalents	5,645	24,755

Securities held to maturity (fair value of $82,171 and $78,367, respectively)	85,989	80,912
Loans receivable, net of allowance for loan losses of $3,579 and $4,270, respectively	230,827	223,256
Other real estate owned	1,167	530
Premises and equipment	8,688	8,882
Federal Home Loan Bank of New York stock, at cost	1,984	1,827
Bank owned life insurance	7,028	6,919
Accrued interest receivable	1,300	1,229
Other assets	4,464	4,282

Total Assets	$347,092	$352,592

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$22,318	$18,559
Interest bearing	248,115	261,908

Total Deposits	270,433	280,467

Advances from Federal Home Loan Bank of New York	33,500	30,000
Advance payments by borrowers for taxes and insurance	447	132
Other liabilities	2,549	2,480

Total Liabilities	306,929	313,079

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,010,437 and 5,010,437 shares outstanding, respectively	562	562
Paid-in capital	24,542	24,473
Retained earnings	21,181	20,682
Unallocated common stock held by ESOP (84,309 and 92,740 shares, respectively)	(843)	(927)
Treasury stock, at cost, 610,188 and 610,188 shares, respectively	(5,244)	(5,244)
Accumulated other comprehensive loss	(35)	(33)

Total Stockholders’ Equity	40,163	39,513

Total Liabilities and Stockholders’ Equity	$347,092	$352,592

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands, except share amounts)
Interest Income:
Loans receivable, including fees	$2,499	$2,618	$4,987	$5,368
Securities held to maturity	486	360	938	725
Other	20	22	45	49
Total Interest Income	3,005	3,000	5,970	6,142

Interest Expense
Deposits	423	517	868	1,072
Borrowings	194	172	381	344
Total Interest Expense	617	689	1,249	1,416

Net Interest Income	2,388	2,311	4,721	4,726

Provision for Loan Losses	150	2,973	300	3,719

Net Interest Income (Loss) after Provision for Loan Losses	2,238	(662)	4,421	1,007

Non-Interest Income
Fees and service charges	102	78	200	161
Income from bank owned life insurance	53	56	109	108
Unrealized gain on trading securities	-	-	-	1
Other	27	28	54	51
Total Non-Interest Income	182	162	363	321

Non-Interest Expenses
Salaries and employee benefits	923	986	1,885	1,921
Directors compensation	115	129	227	256
Occupancy and equipment	331	349	662	705
Service bureau fees	148	127	308	266
Advertising	34	32	71	72
FDIC assessment	129	72	248	146
Professional services	125	171	273	285
Other	232	256	350	475
Total Non-Interest Expenses	2,037	2,122	4,024	4,126

Income (Loss) before Income Taxes	383	(2,622)	760	(2,798)
Income Taxes	132	(1,047)	261	(1,131)
Net Income (Loss)	251	(1,575)	499	(1,667)
Weighted average number of common stock shares
outstanding - basic and diluted	4,924	4,940	4,922	4,950
Earnings (Loss) per common share - basic and diluted	$.05	$(.32)	$.10	$(.34)

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

Consolidated Statements of Comprehensive Income (Loss) – (Continued)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Other comprehensive (loss) income, net of tax

Defined benefit pension plans:
Reclassification adjustment for prior service cost included in net income (loss), net of tax of $1and $1; and $1and $2, for the three and six months, respectively.	$-	$1	$1	$3

Reclassification adjustment for net actuarial (gain) loss included in net income, net of tax of ($1) and $2; and ($2) and $4, for the three and six months, respectively.
	(1)	3	(3)	5

Other comprehensive (loss) income	(1)	4	(2)	8

Comprehensive income (loss)	$250	$(1,571)	$497	$(1,659)

See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	$499	$(1,667)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Net accretion of securities discounts and deferred loan fees and costs	3	(186)
Depreciation and amortization of premises and equipment	253	289
Stock based compensation and allocation of ESOP stock	153	223
Provision for loan losses	300	3,719
(Loss) gain on sale of other real estate owned	(123)	14
Income from bank owned life insurance	(109)	(108)
Unrealized (gain) on trading securities	—	(1)
(Increase) decrease in accrued interest receivable	(71)	118
(Increase) in other assets	(181)	(902)
Increase (decrease) in other liabilities	66	(36)
Net Cash Provided by Operating Activities	790	1,463

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(8,379)	(42,810)
Maturities, calls and principal repayments	3,251	23,656
Net (increase) decrease in loans receivable	(9,441)	1,840
Purchase of premises and equipment	(59)	(29)
Purchase of bank owned life insurance	—	(588)
Purchase of Federal Home Loan bank of NY stock	(202)	—
Redemption of Federal home Loan bank of NY stock	45	—
Capitalized improvements of other real estate owned	(74)	—
Proceeds from sale of other real estate owned	1,178	517
Proceeds from sale of trading securities	—	53
Net Cash Used in Investing Activities	(13,681)	(17,361)

Cash Flows from Financing Activities:
Net decrease in deposits	(10,034)	(1,789)
Advance from Federal Home Loan Bank of NY	3,500	—
Increase (decrease) in advance payments by borrowers for taxes and insurance	315	(25)
Purchase of treasury stock	—	(408)
Net Cash Used in Financing Activities	(6,219)	(2,222)

Net Decrease in Cash and Cash Equivalents	(19,110)	(18,120)
Cash and Cash Equivalents – Beginning	24,755	33,757
Cash and Cash Equivalents – Ending	$5,645	$15,637

Supplementary Cash Flows Information
Interest paid	$1,251	$1,417
Income taxes paid	$1	$150
Loan receivable transferred to other real estate owned	$1,618	$1,317

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

MSB Financial, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization of the Bank. The MHC has not engaged in any significant business other than its ownership interest in the Company since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company. At December 31, 2013, the MHC owned 61.7% of the Company’s outstanding common shares.

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at December 31, 2013 and June 30, 2013 and for the three and six months ended December 31, 2013 and 2012.  The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statement of financial condition at June 30, 2013 was derived from the Company’s audited consolidated financial statements as of and for the year then ended. That data, along with the interim financial information presented in the consolidated statements of financial condition, comprehensive income (loss), and cash flows should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 2013, including the notes thereto included in the Company’s Annual Report on Form 10-K.

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

Note 4 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, exclusive of the unallocated shares held by the Employee Stock Ownership Plan (“ESOP”) and unvested shares of restricted stock. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings (loss) per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method.  Diluted earnings (loss) per share did not differ from basic earnings (loss) per share for the three and six months ended December 31, 2013 and 2012, as the 275,410 weighted average number of outstanding stock options were all anti-dilutive.

Note 5 – Stock Based Compensation

On March 10, 2008 the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan.  This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this Plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the shares at the grant date.  The grant date fair value of the options was estimated to be $2.99 per share based on the Black-Scholes option pricing model. Options are exercisable for 10 years from date of grant.  As of December 31, 2013, all stock based compensation expense related to these awards had been recognized.  The Company recognized $41,000 and $82,000 in stock based compensation expense with a tax benefit of  $16,000 and $33,000, related to these awards for each of the three and six month periods ended December 31, 2012, respectively.

On November 9, 2009 the Company’s 2008 Plan was amended. The primary purpose of the amendment was to increase the number of shares of Company common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of restricted stock awards.  The Company repurchased 110,164 shares of the Company common stock for an aggregate purchase price of $932,000 and on December 14, 2009 granted the shares to certain employees and directors.  The restricted stock awards vest over a five year period and are expensed over that time based on the fair value of the Company’s common stock at the date of grant.  During each of the three and six month periods ended December 31, 2013 and 2012, the Company recognized stock based compensation expense related to these awards of $45,000 and $90,000 with a tax benefit of $18,000 and $36,000, respectively.  As of December 31, 2013, $171,000 in stock based compensation expense related to these awards remains to be recognized.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon externally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Assets Measured at Fair Value on a Recurring Basis

The Bank did not have any financial assets measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2013.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes those assets measured at fair value on a non-recurring basis as of December 31, 2013 and June 30, 2013:

	December 31, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$3,105	$3,105

	June 30, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$15,066	$15,066

For Level 3 assets measured at fair value on non-recurring basis as of December 31, 2013 and June 30, 2013, the significant unobservable inputs used in fair value measurements were as follows:

As of December 31, 2013
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$3,105	Appraisal of	Appraisal
		collateral	adjustments	0% to - 25.0% (3.5%)
Liquidation
			expense	4.6% to -17.1% (6.9%)

As of June 30, 2013
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$15,066	Appraisal of	Appraisal
		collateral	adjustments	0% to - 37.9% (3.5%)
Liquidation
			expense	0.11% to -27.4% (7.9%)

An impaired loan is measured for impairment at the time the loan is identified as impaired.  Loans are considered impaired when based on current information and events, it is probable that payments of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  The Company’s impaired loans are generally collateral dependent and, as such, are carried at the lower of cost or estimated fair value less estimated selling costs.  Fair values are estimated through current appraisals and adjusted as necessary to reflect current market conditions and as such are classified as Level 3.

Other real estate owned is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate owned is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of December 31, 2013 and June 30, 2013 there was no further impairment of the other real estate owned below the cost basis established at the time the other real estate owned was originally recognized.  Accordingly, the table above does not include other real estate owned.

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

The following presents the carrying amount and the fair value as of December 31, 2013 and June 30, 2013, and placement in the fair value hierarchy, of the Company’s financial instruments which are carried on the consolidated statement of financial condition at cost and are not recorded at fair value on a recurring basis.  This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

	Carrying	Fair	Level 1	Level 2	Level 3
As of December 31, 2013	Amount	Value	Inputs	Inputs	Inputs
		(In thousands)
Financial assets:
Securities held to maturity	$85,989	$82,171	$-	$82,171	$-
Loans receivable (1)	230,827	230,200	-	-	230,200

Financial liabilities:
Certificate of deposits	100,874	102,523	-	102,523	-
Advances from Federal Home Loan Bank of New York	33,500	34,618	-	34,618	-

As of June 30, 2013
Financial assets:
Securities held to maturity	80,912	78,367	-	78,367	-
Loans receivable (1)	223,256	227,556	-		227,556

Financial liabilities:
Certificate of deposits	109,948	111,797	-	111,797	-
Advances from Federal Home Loan Bank of New York	30,000	32,208	-	32,208	-

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of December 31, 2013 and June 30, 2013, the fair value of the commitments to extend credit was not considered to be material.

Note 7 - Loans Receivable and Allowance for Credit Losses

The composition of loans receivable at December 31, 2013 and June 30, 2013 was as follows:

	December 31, 2013	June 30, 2013
	(In thousands)
Residential mortgage:
One-to-four family	$143,341	$136,704
Home equity	38,651	40,682

	181,992	177,386

Commercial real estate	32,942	32,171
Construction	11,369	8,895
Commercial and industrial	9,859	9,267

	54,170	50,333
Consumer:
Deposit accounts	558	611
Automobile	21	111
Personal	38	32
Overdraft protection	183	175

	800	929

	236,962	228,648

Loans in process	(2,155)	(745)
Deferred loan fees	(401)	(377)

	$234,406	$227,526

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

The allowance for loan losses consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, adjusted for qualitative factors.  These qualitative risk factors include:

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

The following tables present impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of December 31, 2013 and June 30, 2013.  The average recorded investment and interest income recognized is presented for the three and six month periods ended December 31, 2013 and 2012.

	December 31, 2013			June 30, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$14,973	$15,724	$-	$13,817	$14,747	$-
Home equity	1,640	1,600	-	3,376	3,406	-
Commercial real estate	1,055	1,111	-	1,796	1,867	-
Construction
One-to-four family occupied	1,707	1,936	-	-	-	-
Other	750	750	-	1,601	1,510	-
Commercial and industrial	814	1,145	-	750	1,103	-
Consumer	-	-		-	-	-
	20,939	22,266	-	21,340	22,633	-
With an allowance recorded:
Residential mortgage
One-to-four family	269	392	11	1,469	1,720	58
Home equity	134	249	2	891	1,214	233
Commercial real estate	562	961	4	1,444	1,804	88
Construction
One-to-four family occupied	-	-	-	1,707	1,936	23
Other	137	138	32	-	-	-
Commercial and industrial	23	49	5	150	100	31
Consumer	4	4	4	-	-	-
	1,129	1,793	58	5,661	6,774	433
Total:
Residential mortgage
One-to-four family	15,242	16,116	11	15,286	16,467	58
Home equity	1,774	1,849	2	4,267	4,620	233
Commercial real estate	1,617	2,072	4	3,240	3,671	88
Construction
One-to-four family occupied	1,707	1,936	-	1,707	1,936	23
Other	887	888	32	1,601	1,510	-
Commercial and industrial	837	1,194	5	900	1,203	31
Consumer	4	4	4	-	-	-
	$22,068	$24,059	$58	$27,001	$29,407	$433

(1)
As of December 31, 2013 and June 30, 2013, impaired loans listed above included $15.9 million and $18.1 million, respectively, of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of December 31, 2013 and June 30, 2013, $12.6 million and $11.8 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such remain in accrual status.

	Three Months Ended December 31, 2013		Three Months Ended December 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential
One-to-four family	$14,668	$145	$11,034	$83
Home equity	1,670	23	3,566	31
Commercial real estate	1,057	10	1,173	9
Construction
One-to-four family occupied	1,706	24	855	-
Other	750	5	382	-
Commercial and industrial	829	10	396	9
Consumer	-	-	-	-
	20,680	217	17,406	132
With an allowance recorded:
Residential mortgage
One-to-four family	710	-	4,014	16
Home equity	222	-	587	-
Commercial real estate	879	12	2,174	12
Construction
One-to-four family occupied	-	-	854	21
Other	137	-	380	-
Commercial and industrial	12	-	611	2
Consumer	2	-	-	-
	1,962	12	8,620	51
Total:
Residential mortgage
One-to-four family	15,378	145	15,048	99
Home equity	1,892	23	4,153	31
Commercial real estate	1,936	22	3,347	21
Construction
One-to-four family occupied	1,706	24	1,709	21
Other	887	5	762	-
Commercial and industrial	841	10	1,007	11
Consumer	2	-	-	-
	$22,642	$229	$26,026	$183

	Six Months Ended December 31, 2013		Six Months Ended December 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential
One-to-four family	$14,384	$313	$10,897	$165
Home equity	2,239	28	3,355	69
Commercial real estate	1,303	20	1,780	16
Construction
One-to-four family occupied	1,138	48	645	-
Other	1,033	22	255	-
Commercial and industrial	848	18	378	15
Consumer	-	-	-	-
	20,945	449	17,310	265
With an allowance recorded:
Residential mortgage
One-to-four family	963	-	4,041	41
Home equity	445	-	631	7
Commercial real estate	1,067	18	1,602	19
Construction
One-to-four family occupied	569	-	1,216	41
Other	92	1	598	-
Commercial and industrial	13	1	648	3
Consumer	1	-	-	-
	3,150	20	8,736	111
Total:
Residential mortgage
One-to-four family	15,347	313	14,938	206
Home equity	2,684	28	3,986	76
Commercial real estate	2,370	38	3,382	35
Construction
One-to-four family occupied	1,707	48	1,861	41
Other	1,125	23	853	-
Commercial and industrial	861	19	1,026	18
Consumer	1	-	-	-
	$24,095	$469	$26,046	$376

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

The following tables present the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of December 31, 2013 and June 30, 2013:

As of December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$29,049	$2,469	$1,340	$-	$4	$32,862
Construction
One-to-four family owner occupied	153	-	1,707	-	-	1,860
Other	6,429	755	105	-	32	7,321
Commercial and Industrial	8,849	109	877	-	5	9,840

Total	$44,480	$3,333	$4,029	$-	$41	$51,883

As of June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$27,025	$2,491	$2,515	$-	$72	$32,103
Construction
One-to-four family owner occupied	2,845	-	1,693	-	14	4,552
Other	1,980	988	-	601	-	3,569
Commercial and Industrial	8,188	113	923	-	22	9,246

Total	$40,038	$3,592	$5,131	$601	$108	$49,470

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables represent the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of December 31, 2013 and June 30, 2013:

As of December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$1,234	685	2,642	4,561	$138,570	$143,131	$4,528	$332
Home equity	84	226	740	1,050	37,542	38,592	1,407	53
Commercial real estate	-	-	970	970	31,892	32,862	970	-
Construction
One-to-four family owner occupied	-	-	-	-	1,860	1,860	-	-
Other	-	-	137	137	7,184	7,321	137	-
Commercial and industrial	-	23	329	352	9,488	9,840	739	-
Consumer	-	7	4	11	789	800	-	4
Total	$1,318	$941	$4,822	$7,081	$227,325	$234,406	$7,781	$389

As of June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$3,910	1,525	5,822	11,257	$125,189	$136,446	$7,955	$501
Home equity	412	127	1,317	1,856	38,825	40,681	1,502	146
Commercial real estate	782	-	1,805	2,587	29,516	32,103	2,587	-
Construction
One-to-four family owner occupied	-	-	-	-	4,552	4,552	-	-
Other	1,000	-	601	1,601	1,968	3,569	601	-
Commercial and industrial	472	49	280	801	8,445	9,246	-	-
Consumer	5	-	-	5	924	929	802	-
Total	$6,581	$1,701	$9,825	$18,107	$209,419	$227,526	$13,447	$647

Allowance for Loan Losses

The following tables summarize the allowance for loan losses, by the portfolio segment, segregated into the amounts required for loans individually evaluated for impairment and the amounts required for loans collectively evaluated for impairment as of December 31, 2013 and June 30, 2013.  The activity in the allowance for loan losses is presented for the three and six month periods ended December 31, 2013 and 2012 (in thousands):

	As of December 31, 2013
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$2,366	$619	$286	$293	$12	$3	$3,579
Ending balance: individually evaluated for impairment	$13	$4	$32	$5	$4	$-	$58
Ending balance: collectively evaluated for impairment	$2,353	$615	$254	$288	$8	$3	$3,521

Loans receivables:
Ending balance	$181,723	$32,862	$9,181	$9,840	$800	$-	$234,406
Ending balance: individually evaluated for impairment	$17,016	$1,617	$2,594	$837	$4	$-	$22,068
Ending balance: collectively evaluated for impairment	$164,707	$31,245	$6,587	$9,003	$796	$-	$212,338

	As of June 30, 2013
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan
losses:
Ending Balance	$3,036	$706	$238	$276	$11	$3	$4,270
Ending balance: individually evaluated for impairment	$291	$88	$23	$31	$-	$-	$433
Ending balance: collectively evaluated for impairment	$2,745	$618	$215	$245	$11	$3	$3,837

Loans receivables:
Ending balance	$177,127	$32,103	$8,121	$9,246	$929	$-	$227,526
Ending balance: individually evaluated for impairment	$19,553	$3,240	$3,308	$900	$-	$-	$27,001
Ending balance: collectively evaluated for impairment	$157,574	$28,863	$4,813	$8,346	$929	$-	$200,525

	Three Months Ended December 31, 2013
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,630	$903	$199	$238	$7	$3	$3,980
Charge-offs	(219)	(340)	-	-	-	-	(559)
Recoveries	-	-	-	8	-	-	8
Provisions	(45)	56	87	47	5	-	150
Ending balance	$2,366	$619	$286	$293	$12	$3	$3,579

	Six Months Ended December 31, 2013
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,036	$706	$238	$276	$11	$3	$4,270
Charge-offs	(498)	(340)	(118)	(54)	-	-	(1,010)
Recoveries	11	-	-	8	-	-	19
Provisions	(183)	253	166	63	1	-	300
Ending balance	$2,366	$619	$286	$293	$12	$3	$3,579

	Three Months Ended December 31, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,895	$513	$203	$224	$19	$2,854
Charge-offs	(496)	(42)	-	(11)	-	(549)
Recoveries	42	-	-	-	-	42
Provisions	1,707	638	266	333	29	2,973
Ending balance	$3,148	$1,109	$469	$546	$48	$5,320

	Six Months Ended December 31, 2012
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Beginning Balance	$1,808	$445	$527	$272	$13	$3,065
Charge-offs	(1,026)	(123)	(249)	(115)	-	(1,513)
Recoveries	49	-	-	-	-	49
Provisions	2,317	787	191	389	35	3,719
Ending balance	$3,148	$1,109	$469	$546	$48	$5,320

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

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $15.9 million and $18.1 million at December 31, 2013 and June 30, 2013 respectively.  TDRs on accrual status were $12.6 million and $11.8 million at December 31, 2013 and June 30, 2013, while TDRs on non-accrual status were $3.3 million and $6.2 million at these respective dates.  At December 31, 2013 and June 30, 2013, the allowance for loan losses included specific reserves of $6,000 and $152,000 related to TDRs respectively.

The following table summarizes by class loans modified in TDRs during the three and six months ended December 31, 2013 and 2012.  There were no new TDRs during the three months ended December 31, 2013 and five loans modified in trouble debt restructurings during the three months ended December 31, 2012.  The Company had one new TDR during the six month period ended December 31, 2013 and eight new TDRs during the six month period ended December 31, 2012.  The loan modified in trouble debt restructuring during the six months ended December 31, 2013 was re-amortized based on its current balance with no changes to interest rates or remaining term.

	Six Months Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	1	$818	$816

Total	1	$818	$816

	Three Months Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	3	$995	$1,044
Commercial and industrial	2	146	146

Total	5	$1,141	$1,190

	Six Months Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	6	$1,860	$1,909
Commercial and industrial	2	146	146

Total	8	$2,006	$2,055

The following table summarizes loans modified in TDR during the previous 12 months and for which there was a subsequent payment default during the three and six months ended December 31, 2013.  The Company did not have any loans modified in TDR during the previous 12 months and for which there was a subsequent payment default during the three and six months ended December 31, 2012.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

	Three Months Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Commercial real estate	1	$409	$409

Total	2	$409	$409

	Six Months Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Commercial real estate	1	$409	$409

Total	2	$409	$409

Note 8 - Securities Held to Maturity

The amortized cost of securities held to maturity and their fair values as of December 31, 2013 and June 30, 2013, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013	(In Thousands)

U.S Government agencies:
Due after one year to five years	$7,500	$-	$193	$7,307
Due after five through ten years	27,677	-	1,476	26,201
Due after ten years	14,000	63	1,464	12,599

	49,177	63	3,133	46,107

Mortgage-backed securities	26,882	210	971	26,121

Corporate bonds:
Due after one year to five years	3,149	39	18	3,170
Due after five through ten years	1,500	-	20	1,480

	4,649	39	38	4,650

Certificates of deposit:
Due within one year	980	1	-	981
Due after one year to five years	4,301	17	6	4,312

Due after one year to five years	5,281	18	6	5,293

	$85,989	$330	$4,148	$82,171

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013	(In Thousands)

U.S Government agencies:
Due after one year to five years	$4,000	$-	$88	$3,912
Due after five through ten years	28,194	-	1,195	26,999
Due thereafter	14,000	84	848	13,236
	46,194	84	2,131	44,147

Mortgage-backed securities	24,768	297	754	24,311

Corporate bonds:
Due after one year to five years	2,571	7	35	2,543
Due after five through ten years	2,098	8	37	2,069
	4,669	15	72	4,612

Certificates of deposit:
Due within one year	245	1	-	246
Due after one through five years	5,036	16	1	5,051
	5,281	17	1	5,297

	$80,912	$413	$2,958	$78,367

All mortgage-backed securities at December 31, 2013 and June 30, 2013 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and estimated fair value of securities held to maturity at December 31, 2013 and June 30, 2013, as shown above, are reported by contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three and six months ended December 31, 2013.  At December 31, 2013 and June 30, 2013, securities held to maturity with a fair value of approximately $774,000 and $782,000, respectively, were pledged to secure public funds on deposit.

The following tables set forth the gross unrealized losses and fair value of securities in an unrealized loss position as of December 31, 2013 and June 30, 2013, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2013:
U.S. Government agencies	$44,045	$3,133	$—	—	$44,045	$3,133
Mortgage-backed securities	20,461	971	—	—	20,461	971
Corporate bonds	2,504	38	—	—	2,504	38
Certificates of deposit	729	6	—	—	729	6

	$67,739	$4,148	$—	$—	$67,739	$4,148

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2013
U.S. Government agencies	$42,048	$2,131	$—	$—	$42,048	$2,131
Mortgage-backed securities	18,401	754	—	—	18,401	754
Corporate bonds	2,980	72	—	—	2,980	72
Certificates of deposit	246	1	—	—	246	1

	$63,675	$2,958	$—	$—	$63,675	$2,958

At December 31, 2013, management concluded that the unrealized losses summarized above (which related to thirty two U.S. Government agency bonds, fourteen mortgage-backed securities, four corporate bonds and three certificates of deposit compared to thirty-one U.S. Government agency bonds, fourteen mortgage-backed securities, five corporate bonds and one certificate of deposit as of June 30, 2013) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized an other-than-temporary impairment loss on these securities.

Note 9 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Service cost	$15	$16	$30	$32
Interest cost	22	19	44	38
Amortization of unrecognized (gain) loss	(2)	5	(5)	9
Amortization of past service liability	1	2	2	5
	$36	$42	$71	$84

The Company previously disclosed in its Annual Report on Form 10-K as of June 30, 2013 that it expected to contribute $92,000 to the Plan during the current fiscal year.  As of December 31, 2013, the Company contributed $46,000.

Note 10 – Stock Offering and Stock Repurchase Program

During the six months ended December 31, 2013 the Company did not repurchase any shares of its common stock.

Note 11 – Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends FASB ASC Top 220, Comprehensive Income (Topic 220). The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12 for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income.  The new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. Previously, this information was presented in different places throughout the financial statements.  For public entities, the amendments of this update were effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years.  The adoption of ASU 2011-05 as of July 1, 2013, did not have a significant impact on the Company’s presentation of the comprehensive income.

Note 12 – Reclassifications Out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended December 31, 2013		Six Months Ended December 31, 2013
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$ (1)	(b)	$ (2)	Directors compensation
Unrecognized loss	(5)	(b)	(9)	Directors compensation
Unrecognized gain	7	(b)	14	Salary and employee benefits
	1		3	Total before tax
	-		(1)	Income tax (expense)
Total reclassifications for the period	$ 1		$ 2	Net of tax

(a)	Amounts in parenthesis indicate debits to profit/loss.
(b)	These accumulated other comprehensive components are included in the computation of net periodic pension cost. (See Note 9 for additional details).

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

Comparison of Financial Condition at December 31, 2013 and June 30, 2013

General. Total assets decreased to $347.1 million at December 31, 2013, from $352.6 million at June 30, 2013, primarily due to a decrease of $19.1 million in cash and cash equivalents, offset by an increase of $7.6 million in loans receivable, net, and a $5.1 million increase in securities held to maturity.  Deposits were $270.4 million at December 31, 2013, down $10.1 million compared to $280.5 million at June 30, 2013.   The decrease in deposit balances was primarily due to the Company lowering its offering rates.  FHLB advances were $33.5 million at December 31, 2013 compared to $30.0 million at June 30, 2013.

Total assets decreased by $5.5 million between periods, while total liabilities decreased by $6.2 million, and the ratio of average interest-earning assets to average-interest bearing liabilities increased to 112.67% for the six months ended December 31, 2013, as compared to 109.18% for year ended June 30, 2013.  Stockholders’ equity increased by $650,000 to $40.2 million at December 31, 2013 compared to $39.5 million at June 30, 2013 with the increase primarily attributable to the retention of earnings from the period.

Loans. Loans receivable, net, increased $7.6 million, or 3.4% from $223.3 million at June 30, 2013 to $230.8 million at December 31, 2013.   As a percentage of assets, loans increased to 66.5% from 63.3%. The Company’s one-to-four family loan portfolio grew by $6.6 million or 4.9%, the construction loan portfolio increased by $1.1 million or 13.1%, commercial real estate loan portfolio increased by $759,000 or 2.4%, commercial and industrial loan portfolio increased by $594,000 or 6.4%, as did overdraft protection and personal loans by $8,000 or 4.6% and $6,000 or 18.8%, respectively, between June 30, 2013 and December 31, 2013.  Home equity loans decreased by $2.1 million or 5.1%, as did automobile loans and deposit account loans by $90,000 or 81.1% and $53,000 or 8.7%, respectively, between June 30, 2013 and December 31, 2013.

Securities. Our portfolio of securities held to maturity was at $86.0 million at December 31, 2013 as compared to $80.9 million at June 30, 2013.  Maturities, calls and principal repayments during the six months ended December 31, 2013 totaled $3.3 million.  We purchased $8.4 million of new securities during the six months ended December 31, 2013.

Deposits. Total deposits at December 31, 2013 were $270.4 million, a $10.1 million decrease as compared to $280.5 million at June 30, 2013.  Demand accounts increased by $4.2 million, while certificate of deposit accounts and savings and club account balances decreased by $9.1 million and $5.2 million, respectively, for the six month period ended December 31, 2013.

Borrowings. Total borrowings at December 31, 2013 increased by $3.5 million to $33.5 million compared to $30.0 million at June 30, 2013.  The $3.5 million increase at December 31, 2013, consists of short-term borrowed funds for daily liquidity purposes.

Equity. Stockholders’ equity was $40.2 million at December 31, 2013 compared to $39.5 million at June 30, 2013, an increase of $650,000 or 1.6%. The increase in shareholders’ equity was due to a $499,000 increase in retained earnings related to income, a $69,000 net increase in paid in capital related to the Company’s stock-based compensation plan and allocation of ESOP stock, an $84,000 decrease in unallocated common stock held by the ESOP, offset by a $2,000 increase in other comprehensive loss.

Comparison of Operating Results for the Three Months and Six Months Ended December 31, 2013 and 2013

General. The Company reported net income of $251,000 for the three months ended December 31, 2013 compared to a net loss of $1.6 million for the three months ended December 31, 2012, an increase of $1.8 million.  The increase was primarily the result of a $2.8 million decrease in the provision for loan losses that occurred during the three months ended December 31, 2013 compared to the three months ended December 31, 2012.  Net interest income increased by $77,000 or 3.3%, for the three months ended December 31, 2013 compared to the three months ended December 31, 2012.  The provision for loan losses decreased by $2.8 million or 95.0% for the three months ended December 31, 2013, from $3.0 million for the three months ended December 31, 2012.  Net interest income was $2.4 million for the three months ended December 31, 2013 compared to $2.3 million for the three months ended December 31, 2012. Non-interest income reflected an increase of $20,000 or 12.3%, to $182,000, for the three months ended December 31, 2013 compared to $162,000 for the three months ended December 31, 2012.  Non-interest expense decreased by $85,000 or 4.0% for the three months ended December 31, 2013 compared to the three months ended December 31, 2012.  Total non-interest expense was $2.0 million for the three month period ended December 31, 2013 and $2.1 million for the three month period ended December 31, 2012.

The Company recorded net income of $499,000 for the six months ended December 31, 2013 compared to a net loss of $1.7 million, for the six months ended December 31, 2012.  Net interest income was $5,000 or 0.1%, lower for the six months ended December 31, 2013 compared to the six months ended December 31, 2012. Net interest income was $4.7 million for both six month periods ended December 31, 2013 and December 31, 2012.  The provision for loan losses decreased by $3.4 million or 91.9% for the six months ended December 31, 2013, from $3.7 million for the six months ended December 31, 2012 to $300,000 for the six months ended December 31, 2013.  Non-interest income increased by $42,000 or 13.1% from $321,000 for the six months ended December 31, 2012 to $363,000 for the six months ended December 31, 2013.  Non-interest expense decreased by $102,000 or 2.5% for the six months ended December 31, 2013 compared to the six months ended December 31, 2012.  Total non-interest expense was $4.0 million for the six month period ended December 31, 2013 compared to $4.1 million for the six month period ended December 31, 2012.

Net Interest Income. Net interest income increased by $77,000 or 3.3% for the three months ended December 31, 2013 compared to the three month period ended December 31, 2012. Net interest income was $2.4 million and $2.3 million for the three month periods ended December 31, 2013 and December 31, 2012, respectively.  Interest income increased slightly by $5,000 or 0.2% for the three months ended December 31, 2013 compared to the three months period ended December 31, 2012.  Interest income was $3.0 million for both three month periods ended December 31, 2013 and December 31, 2012.  Interest expense decreased by $72,000 or 10.4% to $617,000 for the three month period ended December 31, 2013 compared to $689,000 for the three month period ended December 31, 2012.

The $5,000 or 0.2% increase in total interest income for the three months ended December 31, 2013, resulted from a 4.0% increase in the average balance of securities held to maturity partially offset by a 14 basis point decrease in the average yield on interest-earning assets.  Average interest-earning assets increased by $12.7 million to $324.0 million for the three months ended December 31, 2013, compared to $311.3 million for the three months ended December 31, 2012.  Interest income on loans decreased by $119,000 or 4.5% for the three months ended December 31, 2013, compared to the same period in 2012 due to a 6 basis point reduction in average yield and a $8.1 million or 3.4% decrease in average loan balances.  Interest on securities held to maturity increased by $126,000 or 35.0% for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, as a result of a $21.7 million or 32.8% increase in the average balance, and a 3 basis point increase in average yield.  Other interest income reflected a slight decrease of $2,000 or 9.1% in interest income primarily due to a $900,000 decrease in the average balance of other interest earning assets, offset by a 15 basis point increase in average yield for the three month period ended December 31, 2013 compared to the same period ended December 31, 2012.

Total interest expense decreased by $72,000 or 10.4% for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. Average interest-bearing liabilities decreased by $11.2 million or 4.3%, from $261.6 million for the three months ended December 31, 2012, to $250.4 million for the three months ended December 31, 2013.  The average rate paid on interest-bearing liabilities decreased by 11 basis points from 0.79% to 0.68% for the same respective periods.  Interest expense on deposits decreased by $94,000 or 18.2% for the three months ended December 31, 2013, compared to the three months ended December 31, 2012, as a result of a $11.2 million or 4.3% decrease in the average balance from $261.6 million to $250.4 million, for the respective periods.  Time deposit average balances decreased $13.2 million or 11.4%, as did average savings deposit balances by $1.8 million or 1.6%, while NOW average balances increased by $3.8 million or 11.0% for the three months ended December 31, 2013 compared to the three months ended December 31, 2012.  Time deposit average rates decreased by 15 basis points, as did the average rates on savings deposits and NOW accounts by 2 and one basis points, respectively, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012.  Total interest expense on borrowings increased by $22,000 or 12.8% for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. Federal Home Loan Bank advance average balances increased $12.6 million or 63.0%, whereas the average rate paid on these balances decreased by 106 basis points, from 3.44% to 2.38% for the three months ended December 31, 2013 compared to the same three month period ended December 31, 2012.

Net interest income decreased $5,000 or 0.1% to $4.7 million for the six months ended December 31, 2013, compared to the six months ended December 31, 2012.  Net interest income was $4.7 million for both six month periods ended December 31, 2013 and December 31, 2012. Interest income decreased by $172,000 or 2.8%, interest expense decrease by $167,000 or 11.8% for the six month period ended December 31, 2013, compared to the six month period ended December 31, 2012.

The decrease of $172,000 or 2.8% in interest income for the six months ended December 31, 2013 resulted from a 26 basis point decrease in yield to 3.72%, compared to the six months ended December 31, 2012, offset by a $12.3 million increase in average interest earning assets.  Interest income on loans decreased by $381,000 or 7.1% for the six months ended December 31, 2013, compared to the six months ended December 31, 2012.  Average loan receivable balances decreased $10.9 million or 4.5% to $230.4 million for the six months ended December 31, 2013, compared to $241.3 million for the six months ended December 31, 2012, while the average yield declined to 4.33% from 4.45%.  Interest income on securities held to maturity increased $213,000 or 29.4% for the six months ended December 31, 2013, compared to the six months ended December 31, 2012, due to a $23.9 million increase in average balances from $61.8 million for the six months ended December 31, 2012 to $85.7 million for the six months ended December 31, 2013, offset by a decline in the average yield of 15 basis points from 2.34% to 2.19% for the same six month comparative periods.  Interest income on other interest-earning assets decreased by $4,000 or 8.2% for the six month period ended December 31, 2013, compared to the same six month period in 2012,  as the average other interest earning-asset balances decreased $719,000 or 12.6% and the average yield increased by 9 basis points to 1.81%.

The $167,000 or 11.8% decrease in interest expense for the six months ended December 31, 2013, compared to the six months ended December 31, 2012, was due to an average rate decrease in the rate paid on interest-bearing liabilities of 12 basis points to .88%, offset by an increase of $2.1 million in average interest-bearing liabilities balances.  Interest expense on deposits decreased by $204,000 or

19.0% for the six months ended December 31, 2013, compared to the six months ended December 31, 2012, as a result of a 14 basis point reduction in average rate from 0.82% to 0.68%, and a $9.2 million or 3.5% decrease in average interest-bearing deposits from $262.9 million to $253.7 million.  NOW account average balances increased by $3.2 million or 9.0% for the six month period ended December 31, 2013 compared to the six months ended December 31, 2012, whereas time deposit and savings average balances decreased by $11.8 million and $588,000, or 10.1% and 0.5%, respectively, for the same comparative periods. The average rates on time, savings deposits and NOW accounts decreased by 17 basis points, 3 basis points and 3 basis points, respectively, for the six months ended December 31, 2013, compared to the same six month period ended December 31, 2012.  Total interest expense on borrowings increased by $37,000 or 10.8% for the six months ended December 31, 2013, compared to the six months ended December 31, 2012. Federal Home Loan Bank advance average balances increased $11.3 million or 56.5%, whereas the average rate paid on these balances decreased by 101 basis points, from 3.44% to 2.43% for the six months ended December 31, 2013 compared to the same six month period ended December 31, 2012.

Provision for Loan Losses. The loan loss provision for the three and six months ended December 31, 2013 was $150,000 and $300,000, respectively, compared to $3.0 million and $3.7 million for the same periods ended December 31, 2012. The provision for loan losses for the three and six months ended December 31, 2012 included an additional provision of $2.0 million deemed necessary to support  the Company’s planned asset disposition strategy approved by the Company’s Board of Directors during the quarter ended December 31, 2012, the goal of which was to rapidly reduce (through strategies such as short sales, cash for keys, deeds in lieu of foreclosure and/or bulk sales) the dollar amount of non-performing loans in the Company’s loan portfolio and thereby reduce the costs associated with the foreclosure process.  The Company’s management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company’s level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  This analysis, in addition to the $2.0 million provision during the quarter ended December 31, 2012 resulted in a lower provision for loan loss being required for the three and six month periods ended December 31, 2013.  The reduction in the level of provision for loan loss primarily reflects lower levels of specific reserves related to non-performing loans individually evaluated for impairment which continued to decrease as a result of various above mentioned disposition activities.  Also, there was a stabilization of the quantitative and qualitative factors during the six months ended December 31, 2013 compared to a upward trending factors during six month period ended December 31, 2012, thus further reducing the need for additional provisions as of December 31, 2013.  The Company experienced $551,000 in net charge-offs (consisting of $559,000 in charge-offs and $8,000 in recoveries) for the three month period ended December 2013 compared to $507,000 in net charge-offs (consisting of $549,000 in charge-offs and $42,000 in recoveries) for the three month period ended December 31, 2012.  In addition, the Company experienced $991,000 in net charge-offs (consisting of $1,010,000 in charge-offs and $19,000 in recoveries) for the six months ended December 31, 2013 compared to $1,464,000 in net charge-offs (consisting of $1,513,000 in charge-offs and $49,000 in recoveries) for the six months ended December 31, 2012.  The Company had $8.2 million in non-performing loans as of December 31, 2013, compared to $14.1 million as of June 30, 2013. The allowance for loan losses to total loans ratio was 1.51% at December 31, 2013, compared to 1.87% at June 30, 2013, while the allowance for loan losses to non-performing loans ratio increased from 30.30% at June 30, 2013 to 43.81% at December 31, 2013, primarily due to decreases in both total non-performing loans and allowance for loan losses balances at December 31, 2013 compared to June 30, 2013.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 3.45% and 0.43%, respectively, at and for the period ended December 31, 2013 compared to 6.16% and 1.19% at and for the period ended June 30, 2013.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of the bank owned life insurance and any unrealized gain or loss on trading securities.

Non-interest income increased by $20,000 or 12.3% to $182,000 for the three months ended December 31, 2013 from $162,000 for the three months ended December 31, 2012, primarily due to a $24,000 or 30.8% increase in fees and service charges, offset by a $3,000 or 5.4% decrease in income from bank owned life insurance and a $1,000 decrease in other non-interest income.  The increase in fees and service charge income for the three month comparative period ended December 31, 2013 was in part, due to the Company waiving its fees for a period of time following Hurricane Sandy during the same comparative period ended December 31, 2012.

Non-interest income increased by $42,000 or 13.1% for the six month period ended December 31, 2013 compared to the six month period ended December 31, 2012, primarily due to a $39,000 or 24.2% increase in fees and service charges.  Other non-interest income and income from bank owned life insurance also increased by $3,000 or 5.9% and $1,000 or 0.9%, respectively, for the same six month period ended December 31, 2013 compared to the six month period ended December 31, 2012.  In addition, the $1,000 reduction in unrealized gain on trading securities was attributable to a gain realized during the six month comparative period ended December 31, 2012, as the Company did not have a trading securities portfolio as of December 31, 2013.  The increase in fees and service charge income for the six month comparative period ended December 31, 2013 was in part, due to the Company waiving its fees for a period of time following Hurricane Sandy during the same comparative period ended December 31, 2012.

Non-Interest Expenses. Total non-interest expenses decreased by $85,000 or 4.0% to $2.0 million for the three months ended December 31, 2013, compared to $2.1 million for the three months ended December 31, 2012.  Salaries and employee expense decreased by $63,000 or 6.4%, as did professional services decreased by $46,000 or 26.9%, other non-interest expense decreased by $24,000 or 9.4%, occupancy and equipment expense decreased by $18,000 or 5.2% and directors’ compensation expense decreased by $14,000 or 10.9%, while FDIC insurance increased by $57,000 or 79.2%, service bureau fees increased by $21,000 or 16.5% and advertising expense increased by $2,000 or 6.3% for the  three months ended December 31, 2013 as compared to the three months ended December 31, 2012.  The decrease in non-interest expense was primarily attributable to a decrease in salaries and employee benefits expense and professional services expense.  The decrease in salaries and employee benefits expense in part is attributed to the elimination of stock option expense, as the plan is now fully funded and the reduction in the workforce, whereas the reduction in professional services expense is attributed to a reduction in auditing and legal expenses. The decrease in other non-interest expense is primarily due to a reduction in other real estate expense, while the reduction in occupancy and equipment expense is attributed to a decrease in furniture, fixture and equipment depreciation and equipment maintenance repair expenses.  The reduction in directors’ compensation, is primarily attributed to the elimination of stock option expense, as the plan is now fully funded. The increase in FDIC assessment is primarily due to the change in factors used in calculating the quarterly assessment, and the increase in service bureau fees is attributed to an increase in related services. The increase in advertising expense is related an increase in spending.

Our non-interest expense for the six months ended December 31, 2013, decreased $102,000 or 2.5% to $4.0 million from $4.1 million for the six months ended December 31, 2012. Other non-interest expense decreased by $125,000 or 26.3%, as did occupancy and equipment expense decreased by $43,000 or 6.1%, salaries and employee benefits expense decreased by $36,000 or 1.9%, directors’ compensation expense decreased by $29,000 or 11.3%, and professional services expense decreased by $12,000 or 4.2% and advertising expense decreased by $1,000 or 1.4% for the six months ended December 31, 2013 compared to the six months ended December 31, 2012.  Correspondingly, FDIC assessment expense increased by $102,000 or 69.9% as did service bureau fees which increased by $42,000 or 15.8%, for the six months ended December 31, 2013 compared to the six months ended December 31, 2012.  The decrease in other non-interest expense is primarily attributable to decreases in miscellaneous operating expense and other real estate expense and the decrease in occupancy and equipment expense which was related to a reduction in furniture, fixture and equipment depreciation and equipment maintenance repair expenses.  The reduction in salaries and employee benefits expense and directors’ compensation expenses is attributed to the elimination of stock option expense, as the plan is now fully funded.  The decrease in professional services expense is due to a reduction in legal and auditing expenses and the reduction in advertising expense is attributed to a reduction in spending for the six months ended December 31, 2013 compared to the six months ended December 31, 2012.

Income Taxes. Income tax expense for the three months ended December 31, 2013 was $132,000 or 34.5% of the reported income before income taxes as compared to a tax benefit of $1.0 million or 39.9% of the reported loss before income taxes for the three months ended December 31, 2012. Income tax expense for the six months ended December 31, 2013 was $261,000 or 34.3% of the reported income before income taxes as compared to a tax benefit of $1.1 million or 40.4% of the reported loss before income taxes for the six months ended December 31, 2012.  The tax benefit of $1.0 million and $1.1 million for the three and six month periods ended December 31, 2012, respectively, was primarily attributed to a $2.0 million increase in provision for loan loss expense as part of the Company’s asset disposition strategy program that was established during the month of December 2012 to address its delinquent loan portfolio.

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

At December 31, 2013, the Bank had outstanding commitments to originate loans of $3.1 million, construction loans in process of $2.2 million, unused lines of credit of $20.6 million (including $17.5 million for home equity lines of credit), and standby letters of credit of $249,000. Certificates of deposit scheduled to mature in one year or less at December 31, 2013, totaled $53.3 million.

As of December 31, 2013, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required.  At December 31, 2013, the total loans to deposits ratio was 85.4%. At December 31, 2013, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $80.3 million, of which $30.0 million was outstanding. As of December 31, 2013, the Bank also had a $30.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2013, the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2013. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2013.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at December 31, 2013 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended December 31, 2013.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2013	-	$-	-	59,837
November 1 through 30, 2013	-	-	-	59,837
December 1 through 31, 2013	-	-	-	59,837
Total	-	$-	-

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

MSB FINANCIAL CORP.
(Registrant)

Date February 14, 2014	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date February 14, 2014	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer