Form 10-Q
period 2014-03-31
MSB FINANCIAL CORP.
filed 2014-05-15
CIK 1374783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 08, 2014:

$0.10 par value common stock 5,010,437 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at March 31, 2014 and June 30, 2013	2

	Consolidated Statements of Comprehensive Income (Loss) for the
	Three and Nine Months Ended March 31, 2014 and 2013	3

	Consolidated Statements of Cash Flows for the Nine Months
	Ended March 31, 2014 and 2013	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of	33
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4:	Controls and Procedures	40

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	40

Item 1A:	Risk Factors	40

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3:	Defaults Upon Senior Securities	41

Item 4:	Mine Safety Disclosures	41

Item 5:	Other Information	41

Item 6:	Exhibits	41

SIGNATURES		42

CERTIFICATIONS

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	June 30,
	2014	2013
	(Dollars in thousands, except share and per share amounts)

Cash and due from banks	$3,455	$19,941
Interest-earning demand deposits with banks	1,276	4,814

Cash and Cash Equivalents	4,731	24,755

Securities held to maturity (fair value of $82,696 and $78,367, respectively)	85,247	80,912
Loans receivable, net of allowance for loan losses of $3,727 and $4,270, respectively	231,063	223,256
Other real estate owned	1,181	530
Premises and equipment	8,603	8,882
Federal Home Loan Bank of New York stock, at cost	1,827	1,827
Bank owned life insurance	7,081	6,919
Accrued interest receivable	1,187	1,229
Other assets	4,446	4,282

Total Assets	$345,366	$352,592

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$24,673	$18,559
Interest bearing	247,156	261,908

Total Deposits	271,829	280,467

Advances from Federal Home Loan Bank of New York	30,000	30,000
Advance payments by borrowers for taxes and insurance	485	132
Other liabilities	2,567	2,480

Total Liabilities	304,881	313,079

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,010,437 and 5,010,437 shares outstanding, respectively	562	562
Paid-in capital	24,580	24,473
Retained earnings	21,424	20,682
Unallocated common stock held by ESOP (80,094 and 92,740 shares, respectively)	(801)	(927)
Treasury stock, at cost, 610,188 and 610,188 shares, respectively	(5,244)	(5,244)
Accumulated other comprehensive loss	(36)	(33)

Total Stockholders’ Equity	40,485	39,513

Total Liabilities and Stockholders’ Equity	$345,366	$352,592

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands, except share and per share amounts)
Interest Income:
Loans receivable, including fees	$2,549	$2,594	$7,536	$7,962
Securities held to maturity	466	371	1,404	1,096
Other	23	20	68	69
Total Interest Income	3,038	2,985	9,008	9,127

Interest Expense
Deposits	394	473	1,262	1,545
Borrowings	191	175	572	519
Total Interest Expense	585	648	1,834	2,064

Net Interest Income	2,453	2,337	7,174	7,063

Provision for Loan Losses	150	175	450	3,894

Net Interest Income after Provision for Loan Losses	2,303	2,162	6,724	3,169

Non-Interest Income
Fees and service charges	110	76	310	237
Income from bank owned life insurance	53	54	162	162
Gain on trading securities	-	-	-	1
Other	21	29	75	80
Total Non-Interest Income	184	159	547	480

Non-Interest Expenses
Salaries and employee benefits	947	980	2,832	2,901
Directors compensation	109	121	336	377
Occupancy and equipment	356	364	1,018	1,069
Service bureau fees	161	139	469	405
Advertising	39	47	110	119
FDIC assessment	91	73	339	219
Professional services	131	138	404	423
Other	283	326	633	801
Total Non-Interest Expenses	2,117	2,188	6,141	6,314

Income (Loss) before Income Taxes	370	133	1,130	(2,665)
Income Tax Expense (Benefit)	127	44	388	(1,087)
Net Income (Loss)	$243	$89	$742	$(1,578)
Weighted average number of common stock shares
outstanding - basic and diluted	4,928	4,916	4,924	4,939
Earnings (Loss) per common share - basic and diluted	$.05	$.02	$.15	$(.32)

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

Consolidated Statements of Comprehensive Income (Loss) – (Continued)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Other comprehensive (loss) income, net of tax

Defined benefit pension plans:
Reclassification adjustment for prior service cost included in net income, net of tax of $-0- and $2; and $1 and $3, for the	$1	$2	$2	$5
three and nine months, respectively.

Reclassification adjustment for net actuarial (gain) loss included in net income, net of tax of ($1) and $3; and ($3) and $7, for
the three and nine months, respectively.	(2)	2	(5)	7

Other comprehensive (loss) income	(1)	4	(3)	12

Comprehensive income (loss)	$242	$93	$739	$(1,566)

See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net Income (Loss)	$742	$(1,578)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Net accretion of securities discounts and deferred loan fees and costs	(7)	(247)
Depreciation and amortization of premises and equipment	376	428
Stock based compensation and allocation of ESOP stock	233	339
Provision for loan losses	450	3,894
(Gain) loss on sale of other real estate owned	(123)	11
Income from bank owned life insurance	(162)	(162)
Unrealized gain on trading securities	-	(1)
Decrease in accrued interest receivable	42	197
(Increase) in other assets	(162)	(819)
Increase (decrease) in other liabilities	82	(29)
Net Cash Provided by Operating Activities	1,471	2,033

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(8,380)	(64,780)
Maturities, calls and principal repayments	3,969	35,629
Net (increase) decrease in loans receivable	(9,793)	4,225
Purchase of premises and equipment	(97)	(45)
Purchase of bank owned life insurance	-	(588)
Purchase Federal Home Loan bank of New York stock	(202)	(450)
Redemption of Federal Home Loan bank New York stock	202	-
Proceeds from sale of other real estate owned	1,178	879
Capitalized improvements of other real estate owned	(87)	-
Proceeds from sale of trading securities	-	53
Net Cash Used in Investing Activities	(13,210)	(25,077)

Cash Flows from Financing Activities:
Net decrease in deposits	(8,638)	(1,922)
Advances from Federal Home Loan bank	3,500	10,000
Repayment of advances from Federal Home Loan bank	(3,500)	-
Increase in advance payments by borrowers for taxes and insurance	353	28
Purchase of treasury stock	-	(472)
Net Cash (Used in) Provided by Financing Activities	(8,285)	7,634

Net Decrease in Cash and Cash Equivalents	(20,024)	(15,410)
Cash and Cash Equivalents – Beginning	24,755	33,757
Cash and Cash Equivalents – Ending	$4,731	$18,347

Interest paid	$1,838	$2,064
Income taxes paid	$1	$195
Loan receivable transferred to other real estate owned	$1,618	$2,511

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at March 31, 2014 and June 30, 2013 and for the three and nine months ended March 31, 2014 and 2013.  The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year or other interim periods.

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

              A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses all available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the Company’s market area.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examinations.

Note 3 – Subsequent Events

In accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (the “ASC”) Topic 855, Subsequent Events, management has evaluated potential subsequent events through the date the consolidated financial statements were issued.

Note 4 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, exclusive of the unallocated shares held by the Employee Stock Ownership Plan (“ESOP”) and unvested shares of restricted stock. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings (loss) per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method.  Diluted earnings (loss) per share did not differ from basic earnings per share for the three and nine months ended March 31, 2014 and 2013, as the 275,410 weighted average number of outstanding stock options were all anti-dilutive.

Note 5 – Stock Based Compensation

On March 10, 2008 the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan (the “2008 Plan”). This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to the 2008 Plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the Company’s common stock at the grant date. The grant date fair value of the options was estimated to be $2.99 per share based on the Black-Scholes option pricing model. Options are exercisable for 10 years from date of grant.  As of June 30, 2013, all stock based compensation expense related to these awards had been recognized.  As such, no compensation expense related to these awards was recognized during the three and nine months ended March 31, 2014.  The Company recognized $41,000 and $123,000 in stock based compensation expense with a tax benefit of  $16,000 and $49,000, related to these awards for the three and nine month periods ended March 31, 2013, respectively.

On November 9, 2009 the Company’s 2008 Plan was amended. The primary purpose of the amendment was to increase the number of shares of Company common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of restricted stock awards.  The Company repurchased 110,164 shares of the Company common stock for an aggregate purchase price of $932,000 and on December 14, 2009 granted the shares to certain employees and directors.  The restricted stock awards vest over a five year period and are expensed over that time based on the fair value of the Company’s common stock at the date of grant.  During each of the three and nine month periods ended March 31, 2014 and 2013, the Company recognized stock based compensation expense related to these awards of $45,000 and $135,000 with a tax benefit of $18,000 and $54,000, respectively.   As of March 31, 2014, $126,000 in stock based compensation expense related to these awards remains to be recognized.

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

Assets Measured at Fair Value on a Recurring Basis

The Bank did not have any financial assets measured at fair value on a recurring basis as of March 31, 2014 and June 30, 2013.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes those assets measured at fair value on a non-recurring basis as of March 31, 2014 and June 30, 2013:

	March 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$3,287	$3,287

	June 30, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$15,066	$15,066

For Level 3 assets measured at fair value on non-recurring basis as of March 31, 2014 and June 30, 2013, the significant unobservable inputs used in fair value measurements were as follows:

As of March 31, 2014
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$3,287	Appraisal of	Appraisal
		collateral	adjustments	0% to - 25.0% (18.9%)
Liquidation
			expense	4.5% to - 17.2% (7.1%)

As of June 30, 2013
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$15,066	Appraisal of	Appraisal
		collateral	adjustments	0% to - 37.9% (3.5%)
Liquidation
			expense	0.11% to - 27.4% (7.9%)

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

Other real estate owned is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate owned is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of March 31, 2014 and June 30, 2013 there was no further impairment of the other real estate owned balance below the cost basis established at the time the other real estate owned was originally recognized.  Accordingly, the table above does not include other real estate owned.

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

              The following presents the carrying amount and the fair value as of March 31, 2014 and June 30, 2013, and placement in the fair value hierarchy, of the Company’s financial instruments which are carried on the consolidated statement of financial condition at cost and are not recorded at fair value on a recurring basis.  This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of March 31, 2014
Financial assets:
Securities held to maturity	$85,247	$82,696	$-	$82,696	$-
Loans receivable (1)	231,063	230,372	-	-	230,372

Financial liabilities:
Certificate of deposits	98,106	99,755	-	99,755	-
Advances from Federal Home Loan Bank of New York	30,000	31,113	-	31,113	-

As of June 30, 2013
Financial assets:
Securities held to maturity	80,912	78,367	-	78,367	-
Loans receivable (1)	223,256	227,556	-		227,556

Financial liabilities:
Certificate of deposits	109,948	111,797	-	111,797	-
Advances from Federal Home Loan Bank of New York	30,000	32,208	-	32,208	-

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of March 31, 2014 and June 30, 2013, the fair value of the commitments to extend credit was not considered to be material.

  Note 7 - Loans Receivable and Allowance for Credit Losses

The composition of loans receivable at March 31, 2014 and June 30, 2013 was as follows:

	March 31, 2014	June 30, 2013
	(In thousands)
Residential mortgage:
One-to-four family	$143,355	$136,704
Home equity	38,797	40,682

	182,152	177,386

Commercial real estate	32,441	32,171
Construction	11,559	8,895
Commercial and industrial	10,523	9,267

	54,523	50,333
Consumer:
Deposit accounts	550	611
Automobile	19	111
Personal	35	32
Overdraft protection	189	175

	793	929

	237,468	228,648

Loans in process	(2,297)	(745)
Deferred loan fees	(381)	(377)

	$234,790	$227,526

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities, when required, on the consolidated statement of financial condition. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. All, or part, of the principal balance of loans receivable that are deemed uncollectible are charged against the allowance for loan losses when management determines that the repayment of that amount is highly unlikely.  Any subsequent recoveries are credited to the allowance for loan losses.  Non-residential consumer loans are generally charged off  if they are more than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

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

The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Company’s loans receivable portfolio is comprised of the following segments: residential mortgage; commercial real estate; construction; commercial and industrial; and consumer.  Some segments of the Company’s loan receivable portfolio are further disaggregated into classes which allows management to more accurately monitor risk and performance.

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

Loans the terms of which are modified are classified as a troubled debt restructuring (“TDR”) if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a reduction in interest rate, a below market rate given the associated credit risk, or an extension of a loan’s stated maturity date. Non-accrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as TDRs are designated as impaired until they are ultimately repaid in full or foreclosed and sold.  The nature and extent of impairment of TDRs, including those which experienced a subsequent default, are considered in the determination of an appropriate level of allowance for loan losses.

Once the determination has been made that a loan is impaired, impairment is measured by comparing the recorded investment in the loan to one of the following: (a) the present value of expected cash flows (discounted at the loan’s effective interest rate), (b) the loan’s observable market price or (c)

the fair value of collateral adjusted for expected selling costs.  The method is selected on a loan-by-loan basis with management primarily utilizing the fair value of collateral method.

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

The following tables present impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of March 31, 2014 and June 30, 2013.  The average recorded investment and interest income recognized is presented for the three and nine month periods ended March 31, 2014 and 2013.

	March 31, 2014			June 30, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$15,780	$16,532	$-	$13,817	$14,747	$-
Home equity	1,640	1,599	-	3,376	3,406	-
Commercial real estate	1,137	1,193	-	1,796	1,867	-
Construction
One-to-four family occupied	1,707	1,936		-	-
Other	750	750	-	1,601	1,510	-
Commercial and industrial	504	688	-	750	1,103	-
	21,518	22,698	-	21,340	22,633	-
With an allowance recorded:
Residential mortgage
One-to-four family	269	392	17	1,469	1,720	58
Home equity	134	249	8	891	1,214	233
Commercial real estate	557	957	14	1,444	1,804	88
Construction
One-to-four family occupied	-	-	-	1,707	1,936	23
Other	137	138	32	-	-	-
Commercial and industrial	329	502	78	150	100	31
	1,426	2,238	149	5,661	6,774	433
Total:
Residential mortgage
One-to-four family	16,049	16,924	17	15,286	16,467	58
Home equity	1,774	1,848	8	4,267	4,620	233
Commercial real estate	1,694	2,150	14	3,240	3,671	88
Construction
One-to-four family occupied	1,707	1,936	-	1,707	1,936	23
Other	887	888	32	1,601	1,510	-
Commercial and industrial	833	1,190	78	900	1,203	31
	$22,944	$24,936	$149	$27,001	$29,407	$433

(1)
As of March 31, 2014 and June 30, 2013, impaired loans listed above included $16.6 million and $18.1 million, respectively, of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of March 31, 2014 and June 30, 2013, $13.6 million and $11.8 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such remain in accrual status.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential
One-to-four family	$15,376	$163	$12,350	$139
Home equity	1,640	6	3,558	30
Commercial real estate	1,096	9	1,202	20
Construction
One-to-four family occupied	1,707	24	-	-
Other	750	8	494	9
Commercial and industrial	659	7	648	7
	21,228	217	18,252	205
With an allowance recorded:
Residential mortgage
One-to-four family	269	-	2,853	13
Home equity	134	-	904	-
Commercial real estate	559	10	1,902	8
Construction
One-to-four family occupied	-	-	1,705	21
Other	137	1	644	-
Commercial and industrial	177	1	378	1
Consumer	2	-	-	-
	1,278	12	8,386	43
Total:
Residential mortgage
One-to-four family	15,645	163	15,203	152
Home equity	1,774	6	4,462	30
Commercial real estate	1,655	19	3,104	28
Construction
One-to-four family occupied	1,707	24	1,705	21
Other	887	9	1,138	9
Commercial and industrial	836	8	1,026	8
Consumer	2	-	-	-
	$22,506	$229	$26,638	$248

	Nine Months Ended March 31, 2014		Nine Months Ended March 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential
One-to-four family	$14,733	$476	$11,519	$307
Home equity	2,089	34	3,404	99
Commercial real estate	1,261	29	1,729	48
Construction
One-to-four family occupied	1,280	72	484	-
Other	963	30	438	9
Commercial and industrial	762	25	483	17
	21,088	666	18,057	480
With an allowance recorded:
Residential mortgage
One-to-four family	790	-	3,657	48
Home equity	368	-	699	7
Commercial real estate	940	28	1,528	14
Construction
One-to-four family occupied	426	-	1,111	62
Other	103	2	807	-
Commercial and industrial	92	2	524	3
	2,719	32	8,326	134
Total:
Residential mortgage
One-to-four family	15,523	476	15,176	355
Home equity	2,457	34	4,103	106
Commercial real estate	2,201	57	3,257	62
Construction
One-to-four family occupied	1,706	72	1,595	62
Other	1,066	32	1,245	9
Commercial and industrial	854	27	1,007	20
	$23,807	$698	$26,383	$614

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

The following tables present the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of March 31, 2014 and June 30, 2013:

As of March 31, 2014	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$28,982	$2,044	$1,338	$-	$2	$32,366
Construction
One-to-four family owner occupied	427	-	1,844	-	-	2,271
Other	6,474	447	-	-	32	6,953
Commercial and Industrial	9,435	107	886	68	10	10,506

Total	$45,318	$2,598	$4,068	$68	$44	$52,096

As of June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$27,025	$2,491	$2,515	$-	$72	$32,103
Construction
One-to-four family owner occupied	2,845	-	1,693	-	14	4,552
Other	1,980	988	-	601	-	3,569
Commercial and Industrial	8,188	113	923	-	22	9,246

Total	$40,038	$3,592	$5,131	$601	$108	$49,470

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables represent the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of March 31, 2014 and June 30, 2013:

As of March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$2,859	$860	$2,569	$6,288	$136,893	$143,181	$4,317	$868
Home equity	37	553	1,097	1,687	37,033	38,720	1,418	177
Commercial real estate	-	-	966	966	31,400	32,366	1,103	427
Construction
One-to-four family owner occupied	-	-	-	-	2,271	2,271	-	-
Other	-	-	-	-	6,953	6,953	-	-
Commercial and industrial	-	-	-	-	10,506	10,506	820	-
Consumer	8	-	388	396	397	793	-	-
Total	$2,904	$1,413	$5,020	$9,337	$225,453	$234,790	$7,658	$1,472

As of June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$3,910	$1,525	$5,822	$11,257	$125,189	$136,446	$7,955	$501
Home equity	412	127	1,317	1,856	38,825	40,681	1,502	146
Commercial real estate	782	-	1,805	2,587	29,516	32,103	2,587	-
Construction
One-to-four family owner occupied	-	-	-	-	4,552	4,552	-	-
Other	1,000	-	601	1,601	1,968	3,569	601	-
Commercial and industrial	472	49	280	801	8,445	9,246	-	-
Consumer	5	-	-	5	924	929	802	-
Total	$6,581	$1,701	$9,825	$18,107	$209,419	$227,526	$13,447	$647

Allowance for Loan Losses

The following tables summarize the allowance for loan losses, by the portfolio segment segregated into the amounts required for loans individually evaluated for impairment and the amounts required for loans collectively evaluated for impairment as of March 31, 2014 and June 30, 2013.  The activity in the allowance for loan losses is presented for the three and nine month periods ended March 31, 2014 and 2013 (in thousands):

	As of March 31, 2014
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$2,317	$714	$312	$373	$10	$1	$3,727
Ending balance: individually evaluated for impairment	$25	$14	$32	$78	$-	$-	$149
Ending balance: collectively evaluated for impairment	$2,292	$700	$280	$295	$10	$1	$3,578

Loans receivables:
Ending balance	$181,901	$32,366	$9,224	$10,506	$793	$-	$234,790
Ending balance: individually evaluated for impairment	$17,823	$1,694	$2,594	$833	$-	$-	$22,944
Ending balance: collectively evaluated for impairment	$164,078	$30,672	$6,630	$9,673	$793	$-	$211,846

	As of June 30, 2013
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$3,036	$706	$238	$276	$11	$3	$4,270
Ending balance: individually evaluated for impairment	$291	$88	$23	$31	$-	$-	$433
Ending balance: collectively evaluated for impairment	$2,745	$618	$215	$245	$11	$3	$3,837

Loans receivables:
Ending balance	$177,127	$32,103	$8,121	$9,246	$929	$-	$227,526
Ending balance: individually evaluated for impairment	$19,553	$3,240	$3,308	$900	$-	$-	$27,001
Ending balance: collectively evaluated for impairment	$157,574	$28,863	$4,813	$8,346	$929	$-	$200,525

	Three Months Ended March 31, 2014
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$2,366	$619	$286	$293	$12	$3	$3,579
Charge-offs	-	-	-	-	(2)	-	(2)
Recoveries	-	-	-	-	-	-	-
Provisions	(49)	95	26	80	-	(2)	150
Ending balance	$2,317	$714	$312	$373	$10	$1	$3,727

	Nine Months Ended March 31, 2014
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,036	$706	$238	$276	$11	$3	$4,270
Charge-offs	(498)	(340)	(119)	(54)	(2)	-	(1,013)
Recoveries	11	-	-	9	-	-	20
Provisions	(232)	348	193	142	1	(2)	450
Ending balance	$2,317	$714	$312	$373	$10	$1	$3,727

	Three Months Ended March 31, 2013
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$3,148	$1,109	$469	$546	$48	$-	$5,320
Charge-offs	(457)	(225)	(85)	(180)	(5)	-	(952)
Recoveries	-	-	-	-	-	-	-
Provisions	539	(186)	(83)	(71)	(34)	10	175
Ending balance	$3,230	$698	$301	$295	$9	$10	$4,543

	Nine Months Ended March 31, 2013
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$1,808	$445	$527	$272	$13	$-	$3,065
Charge-offs	(1,483)	(348)	(333)	(297)	(4)	-	(2,465)
Recoveries	49	-	-	-	-	-	49
Provisions	2,856	601	107	320	-	10	3,894
Ending balance	$3,230	$698	$301	$295	$9	$10	$4,543

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

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $16.6 million and $18.1 million at March 31, 2014 and June 30, 2013 respectively.  TDRs on accrual status were $13.6 million and $11.8 million at March 31, 2014 and June 30, 2013, while TDRs on non-accrual status were $3.0 million and $6.2 million at these respective dates.  At March 31, 2014 and June 30, 2013, the allowance for loan losses included specific reserves of $41,000 and $152,000 related to TDRs respectively.

The following table summarizes by class loans modified in troubled debt restructurings during the three and nine-month periods ended March 31, 2014.  There was one loan modified in troubled debt restructurings during the three months ended March 31, 2014.  The Company had two loans modified in troubled debt restructurings during the nine month period ended March 31, 2014.  One loan was re-amortized based on its current balance with no changes to interest rate or remaining term.  Another loan had its balance increased due to the capitalization of property taxes and other fees.  The Bank thereafter requires a monthly escrow for property taxes.  In addition, the Bank also granted an interest-only period of 17 months.  Once the interest-only period ends, the interest rate will decrease by 0.50% and repayments will include all principal, interest and escrow.  The Bank also released one of the co-borrowers from the obligations under the loan.  The final maturity date remained unchanged.

	Three Months Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	$1	$235	$255

Total	$1	$235	$255

	Nine Months Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	$2	$1,054	$1,071

Total	$2	$1,054	$1,071

	Three Months Ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	$2	$1,396	$1,400
Commercial real estate	2	885	831
Construction Other	1	1,150	987
Commercial and industrial	2	68	68

Total	$7	$3,499	$3,286

	Nine Months Ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	$8	$3,116	$3,110
Commercial real estate	2	885	831
Construction Other	1	1,150	987
Commercial and industrial	4	214	214

Total	$15	$5,365	$5,142

The following table summarizes loans modified in TDR during the previous 12 months and for which there was a subsequent payment default during the three and nine months ended March 31, 2014.  The Company did not have any loans modified in TDR during the previous 12 months and for which there was a subsequent payment default during the three and nine months ended March 31, 2013.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

	Three Months Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Commercial real estate	$1	$49	$23

Total	$1	$49	$23

	Nine Months Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Commercial real estate	$1	$409	$409
Commercial and industrial	1	49	23

Total	$2	$458	$432

Note 8 - Securities Held to Maturity

The amortized cost of securities held to maturity and their fair values as of March 31, 2014 and June 30, 2013, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014	(In Thousands)

U.S U.S. Government agencies:
Due after one year to five years	$9,500	$-	$209	$9,291
Due after five through ten years	25,677	19	1,038	24,658
Due after ten years	14,000	57	1,076	12,981

	49,177	76	2,323	46,930

Mortgage-backed securities	26,394	331	692	26,033

Corporate bonds:
Due after one year to five years	4,640	46	13	4,673

Certificates of deposit:
Due after one year to five years	5,036	27	3	5,060

	$85,247	$480	$3,031	$82,696

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013	(In Thousands)

U.S U.S. Government agencies:
Due after one year to five years	$4,000	$-	$88	$3,912
Due after five through ten years	28,194	-	1,195	26,999
Due thereafter	14,000	84	848	13,236
	46,194	84	2,131	44,147

Mortgage-backed securities	24,768	297	754	24,311

Corporate bonds:
Due after one year to five years	2,571	7	35	2,543
Due after five through ten years	2,098	8	37	2,069
	4,669	15	72	4,612

Certificates of deposit:
Due within one year	245	1	-	246
Due after one through five years	5,036	16	1	5,051
	5,281	17	1	5,297

	$80,912	$413	$2,958	$78,367

All mortgage-backed securities at March 31, 2014 and June 30, 2013 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and fair value of securities held to maturity at March 31, 2014 and June 30, 2013, as shown above, are reported by contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three or nine months ended March 31, 2014. At March 31, 2014 and June 30, 2013, securities held to maturity with a fair value of approximately $771,000 and $782,000, respectively, were pledged to secure public funds on deposit.

The following tables set forth the gross unrealized losses and fair value of securities in an unrealized loss position as of March 31, 2014 and June 30, 2013, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2014:
U.S. Government agencies	$35,646	$2,033	$6,210	$290	$41,856	$2,323
Mortgage-backed securities	16,790	673	840	19	17,630	692
Corporate bonds	2,527	13	—	—	2,527	13
Certificates of deposit	487	3	—	—	487	3

	$55,450	$2,722	$7,050	$309	$62,500	$3,031

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2013:
U.S. Government agencies	$42,048	$2,131	$—	$—	$42,048	$2,131
Mortgage-backed securities	18,401	754	—	—	18,401	754
Corporate bonds	2,980	72	—	—	2,980	72
Certificates of deposit	246	1	—	—	246	1

	$63,675	$2,958	$—	$—	$63,675	$2,958

At March 31, 2014, management concluded that the unrealized losses summarized above (which related to thirty one U.S. Government agency bonds, fourteen  mortgage-backed securities, four corporate bonds and two certificates of deposit compared to thirty-one U.S. Government agency bonds, fourteen mortgage-backed securities, five corporate bonds and one certificate of deposit as of June 30, 2013) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized an other-than-temporary impairment loss on these securities.

Note 9 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Service cost	$15	$17	$45	$49
Interest cost	23	18	67	56
Amortization of unrecognized (gain) loss	(3)	5	(8)	14
Amortization of past service liability	1	3	3	8
	$36	$43	$107	$127

The Company previously disclosed in its Annual Report on Form 10-K as of June 30, 2013 that it expected to contribute $92,000 to the Plan during the current fiscal year.  As of March 31, 2014, the Company contributed $69,000.

Note 10 – Stock Offering and Stock Repurchase Program

During the nine months ended March 31, 2014 the Company did not repurchase any shares of its common stock.

Note 11 – Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update (“ASU”) 2013-02, Other Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends FASB ASC Top 220, Comprehensive Income (Topic 220). The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12 for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income.  The new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. Previously, this information was presented in different places throughout the financial statements.  For public entities, the amendments of this update were effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years.  The adoption of ASU 2011-05 as of July 1, 2013, did not have a significant impact on the Company’s presentation of the comprehensive income.

             In July 2013, FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists.  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.  For public entities, the guidance is effective for the fiscal years beginning after December 15, 2013 and interim periods within those years.  The adoption of this guidance did not have a material impact on our consolidated financial statements.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

              In January 2014, FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors, which clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 12 – Reclassifications Out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended March 31, 2014		Nine Months Ended March 31, 2014
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$ (1)	(b)	$ (3)	Directors compensation
Unrecognized loss	(4)	(b)	(13)	Directors compensation
Unrecognized gain	7	(b)	21	Salary and employee benefits
	2		5	Total before tax
	(1)		(2)	Income tax (expense)
Total reclassifications for the period	$ 1		$ 3	Net of tax

(a)           Amounts in parenthesis indicate debits to profit/loss.
(b)	These accumulated other comprehensive components are included in the computation of net periodic pension cost. (See Note 9 for additional details).

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

Comparison of Financial Condition at March 31, 2014 and June 30, 2013

General. Total assets decreased by $7.2 million to $345.4 million at March 31, 2014, from $352.6 million at June 30, 2013, primarily due to a decrease of $20.0 million in cash and cash equivalents, offset by a $7.8 million increase in loans receivable, net and a $4.3 million increase in securities held to maturity. Deposits were $271.8 million at March 31, 2014, down $8.6 million compared to $280.5 million at June 30, 2013.   The decrease in deposit balances was primarily due to the Company lowering its offering rates.  FHLB advances were $30.0 million at March 31, 2014 and June 30, 2013.

Total assets decreased by $7.2 million between periods and total liabilities decreased by $8.2 million, and the ratio of average interest-earning assets to average-interest bearing liabilities increased to 113.49% for the nine months ended March 31, 2014 as compared to 109.18% for year ended June 30, 2013.  Stockholders’ equity increased by $972,000 to $40.5 million at March 31, 2014 compared to $39.5 million at June 30, 2013.

Loans. Loans receivable, net, increased by $7.8 million, or 3.5% from $223.3 million at June 30, 2013 to $231.1 million at March 31, 2014.  As a percentage of assets, loans increased to 66.9% at March 31, 2014 from 63.3% at June 30, 2013. The Company’s one-to-four family loan portfolio grew by $6.7 million or 4.9%, the construction loan portfolio increased by $2.7 million or 30.0%, as did commercial and industrial loans, commercial real estate loans, overdraft protection and personal loans by $1.3 million, $270,000, $14,000 and $3,000 or 13.6%, 0.8%, 8.0% and 9.4%, respectively, between June 30, 2013 and March 31, 2014.  Home equity loans decreased by $1.9 million or 4.6%, as did automobile loans and deposit account loans by $92,000 or 82.9% and $61,000 or 10.0%, respectively, between June 30, 2013 and March 31, 2014.

Securities. Our portfolio of securities held to maturity was at $85.2 million at March 31, 2014 as compared to $80.9 million at June 30, 2013. Maturities, calls and principal repayments during the nine months ended March 31, 2014 totaled $3.9 million.  We purchased $8.4 million of new securities during the nine months ended March 31, 2014.

Deposits. Total deposits at March 31, 2014 were $271.8 million, an $8.6 million decrease as compared to $280.5 million at June 30, 2013.  Demand accounts increased by $9.1 million, while certificate of deposit accounts decreased by $11.8 million and,  savings and club accounts decreased by $5.9 million during nine-month period ended March 31, 2014.

Borrowings. Total borrowings at March 31, 2014 and June 30, 2013 amounted to $30.0 million.  The Bank did not have any short-term borrowings at March 31, 2014 or June 30, 2013.

Equity. Stockholders’ equity was $40.5 million at March 31, 2014 compared to $39.5 at June 30, 2013, an increase of $972,000 or 2.5%. The increase in stockholders’ equity was primarily due to a $742,000 increase in retained earnings related to net income, a $107,000 increase in paid-in capital related to the Company’s stock-based compensation plan and allocation of ESOP stock, a $126,000 decrease in unallocated common stock held by the ESOP, offset by a $3,000 increase in other comprehensive loss.

Comparison of Operating Results for the Three Months and Nine Months Ended March 31, 2014 and 2013

General. The Company’s net income for the three months ended March 31, 2014 was $243,000 compared to net income of $89,000, for the three months ended March 31, 2013, an increase of $154,000 or 173.0%.  Net interest income was $2.5 million for the three months ended March 31, 2014 compared to $2.3 million for the three months ended March 31, 2013, an increase of $116,000 or 5.0%.  The provision for loan losses decreased by $25,000, or 14.3%, for the three months ended March 31, 2014 compared to the three month ended March 31, 2013.  Non-interest income increased by $25,000, or 15.7%, while non-interest expense decreased by $71,000, or 3.2%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

The Company recorded $742,000 in net income for the nine months ended March 31, 2014 compared to a net loss of $1.6 million, for the nine months ended March 31, 2013.  Net interest income for the nine months ended March 31, 2014 was $7.2 million compared to $7.1 million for the nine months ended March 31, 2013, an increase of $111,000 or 1.6%.  The provision for loan losses decreased by $3.4 million or 88.4% to $450,000 for the nine months ended March 31, 2014 compared to $3.9 million for the nine months ended March 31, 2013.  Non-interest income increased by $67,000 or 14.0% from $480,000 for the nine months ended March 31, 2013 to $547,000 for the nine months ended March 31, 2014.  Non-interest expense decreased by $173,000, or 2.7%, for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013.  Total non-interest expense was $6.1 million for the nine months ended March 31, 2014 compared to $6.3 million for the nine-month period ended March 31, 2013.

Net Interest Income. Net interest income increased by $116,000, or 5.0%, for the three-month period ended March 31, 2014, compared to the three months ended March 31, 2013.  Interest income increased by $53,000, or 1.8%, and interest expense decreased by $63,000, or 9.7%, for the same three-month comparative period.

The increase of $53,000 or 1.8% in total interest income for the three months ended March 31, 2014, resulted from a $6.7 million or 2.1% increase in the average balance of interest-earning assets, offset by a one basis point decrease in yield.  Average interest-earning assets increased $6.7 million to $323.3 million for the three months ended March 31, 2014, compared to $316.6 million for the three months ended March 31, 2013.  Interest income on loans decreased by $45,000, or 1.7%’ for the three months ended March 31, 2014, compared to the same period in 2013 primarily due to a $3.6 million or 1.5% decrease in average loan balances and a one basis point reduction in average yield.  Interest income on securities held to maturity increased by $95,000 or 25.6% for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, as a result of a $12.9 million, or 17.8%, increase in average balances and a 14 basis point increase in average yield.  Other interest income reflected an increase of $3,000, or 15.0%, in interest income primarily due to a 121 basis point increase in average yield and a $2.7 million, or 41.8%, decrease in average balance for the three month period ended March 31, 2014 compared to the same period ended March 31, 2013.

Total interest expense decreased by $63,000, or 9.7%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Average interest-bearing liabilities decreased $5.2 million or 1.8%, from $285.9 million for the three months ended March 31, 2013 to $280.7 million for the three months ended March 31, 2014, and the average rate paid decreased by 8 basis points from 0.91% to 0.83%, for the respective periods.  Interest expense on deposits decreased by $79,000 or 16.7% for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, as a result of a $16.0 million or 6.1% decrease in average interest-bearing deposits from $262.5 million to $246.5 million and a eight basis point reduction in the average rate paid from 0.72% to 0.64%, for the respective periods.  Time deposit average balances decreased $15.1 million or 13.3% and average savings deposit balances decreased by $2.7 million or 2.5%, while NOW average balances increased by $1.8 million or 4.9% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  Time deposit average rates decreased by 12 basis points, while the average rates on savings deposits and NOW accounts each increased by two basis points, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.  Federal Home Loan Bank advance average balances were $34.2 million for the three-month period ended March 31, 2014 compared to $23.4 million for the three months ended March 31, 2013.  The average rate on Federal Home Loan Bank advances decreased by 75 basis points to 2.24% for the three months ended March 31, 2014 compared to 2.99% for the three months ended March 31, 2013.

Net interest income increased $111,000, or 1.6%, to $7.2 million for the nine months ended March 31, 2014, from $7.1 million for the nine months ended March 31, 2013.  Interest income decreased by $119,000, or 1.3%,, and interest expense decreased by $230,000, or 11.1%, for the nine-month period ended March 31, 2014, compared to the nine-month period ended March 31, 2013.

The decrease of $119,000, or 1.3%, in interest income for the nine months ended March 31, 2014 resulted from the combined effects of a $10.4 million increase in average earning assets and an 18 basis point decrease in yield to 3.73%, compared to the nine months ended March 31, 2013.  Interest income on loans decreased by $426,000, or 5.4%, for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013.  Average loan receivable balances decreased $8.5 million or 3.5% to $231.5 million for the nine months ended March 31, 2014, compared to $240.0 million for the nine months ended March 31, 2013, while the average yield declined to 4.34% from 4.42%.  Interest income on securities held to maturity increased $308,000, or 28.1%, for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013, due to a $20.3 million increase in average balances from $65.4 million for the nine months ended March 31, 2013 to $85.7 million for the nine months ended March 31, 2014, offset by a five basis point decrease in average yield from 2.23% for the nine months ended March 31, 2013 to 2.18% for the nine months ended March 31, 2014.  Interest income on other interest-earning assets decreased by $1,000, or 1.45%, for the nine month period ended March 31, 2014, compared to the same nine month period in 2013, as the average yield increased by 43 basis points to 1.98% and average other interest earning-asset balances decreased by $1.4 million or 23.1%.

The $230,000, or 11.1%, decrease in interest expense for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013, was primarily due to a decrease of 11 basis points in average rate paid on interest bearing liabilities to 0.86% and a decrease of $298,000 or 0.1% in average interest-bearing liabilities balances.  Interest expense on deposits decreased by $283,000, or 18.3%, for the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013, as a result of $11.4 million, or 4.4%, decrease in average interest-bearing deposits from $262.8 million to $251.3 million and an 11 basis point reduction in average rate from 0.78% to 0.67%, for the respective periods.  NOW account average balances increased by $2.8, million or 7.6%, for the nine month period ended March 31, 2014 compared to the nine months ended March 31, 2013, while time deposit and savings average balances decreased by $12.9 million and $1.3 million, or 11.1% and 1.2%, respectively, for the same comparative periods. The average rates on time deposits, savings deposits and NOW accounts decreased by 15 basis points, one basis point and one basis point, respectively, for the nine months ended March 31, 2014, compared to the same nine month period ended March 31, 2013.  Federal Home Loan Bank advance average balances were $32.2 million and $21.1 million for the nine-month periods ended March 31, 2014 and March 31 2013, respectively.  The average rate was 2.37% for the nine months ended March 31, 2014 compared to an average rate of 3.28% for the nine-month period ended March 31, 2013, representing a 91 basis point reduction in average rate.

Provision for Loan Losses. The loan loss provision for the three and nine months ended March 31, 2014 was $150,000 and $450,000, respectively, compared to $175,000 and $3.9 million for the same periods ended March 31, 2013. The provision for loan losses for the nine months ended March 31, 2013 included an additional provision of $2.0 million deemed necessary to support the Company’s planned asset disposition strategy approved by the Company’s Board of Directors during the quarter ended December 31, 2012, the goal of which was to rapidly reduce (through strategies such as short sales, cash for keys, deeds in lieu of foreclosure and/or bulk sales) the dollar amount of non-performing loans in the Company’s loan portfolio and thereby reduce the costs associated with the foreclosure process.  The Company’s management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company’s level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  This analysis resulted in a lower provision for loan loss being required for the three and nine-month periods ended March 31, 2014.  The reduction in the level of provision for loan loss primarily reflects lower levels of specific reserves related to non-performing loans individually evaluated for impairment which continued to decrease as a result of various above mentioned disposition activities.  Also, there was a stabilization of the quantitative and qualitative factors during the nine months ended March 31, 2014 compared to– upward-trending factors during the nine month period ended March 31, 2013, thus further reducing the need for additional provisions as of March 31, 2014.  The Company experienced $2,000 in net charge-offs (consisting of $2,000 in charge-offs and no recoveries) for the three month period ended March 2014 compared to $952,000 in net charge-offs (consisting of $952,000 in charge-offs and no recoveries) for the three month period ended March 31, 2013.  In addition, the Company experienced $993,000 in net charge-offs (consisting of $1,013,000 in charge-offs and $20,000 in recoveries) for the nine months ended March 31, 2014 compared to $2,416,000 in net charge-offs (consisting of $2,465,000 in charge-offs and $49,000 in recoveries) for the nine months ended March 31, 2013.  The Company had $9.1 million in non-performing loans as of March 31, 2014, compared to $14.1 million as of June 30, 2013. The allowance for loan losses to total loans ratio was 1.57% at March 31, 2014, compared to 1.87% at June 30, 2013, while the allowance for loan losses to non-performing loans ratio increased from 30.30% at June 30, 2013 to 40.82% at March 31, 2014, primarily due to decreases in total non-performing loans at

March 31, 2014 compared to June 30, 2013.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 3.84% and 0.43%, respectively, at and for the nine month period ended March 31, 2014 compared to 6.16% and 1.19% at and for the nine month period ended June 30, 2013.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions and debit card use and mortgage related fees. It also includes increases in the cash-surrender value of the bank owned life insurance and any unrealized gain or loss on trading securities.

Non-interest income increased by $25,000, or 15.7%, to $184,000 for the three months ended March 31, 2014 from $159,000 for the three months ended March 31, 2013, primarily due to a $34,000 or 44.7% increase in other fees and service charges offset by a $1,000, or 1.9%, decrease in income from bank owned life insurance and an $8,000 or 27.6% decrease in other non-interest income.  Total non-interest income increased $67,000, or 14.0%, from $480,000 for the nine months ended March 31, 2013 to $547,000 for the nine months ended March 31, 2014, partially due to a $73,000, or 30.8%, increase in other fees and service charges, offset by a decrease of $5,000 in other non-interest income or 6.3% for the nine months ended March 31, 2014 compared to March 31, 2013.  The increase in other fees and service charges for both the three and nine month periods ended March 31, 2014 was primarily attributable to a penalty fee received on the early prepayment of an investment security held to maturity.

Non-Interest Expenses. Total non-interest expense decreased by $71,000, or 3.2%, to $2.1 million for the three months ended March 31, 2014 compared to $2.2 million for the three months ended March 31, 2013.  Other non- interest expense decreased by $43,000, or 13.2%, salaries and employee benefits decreased by $33,000, or 3.4%, Directors’ compensation decreased by $12,000 or 9.9%, as did occupancy and equipment, advertising and professional services by $8,000, $8,000 and $7,000 or 2.2%, 17.0% and 5.1%, respectively, for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, while service bureau fees and FDIC assessment expenses increased by $22,000 or 15.8% and $18,000 or 24.7% during the same comparative periods.  The increase in service bureau fees was related to the expansion of services, while the increase in FDIC assessment was related to the increase in factors used in calculating the assessment.  The decrease in other non-interest expense was primarily due to a $60,000 reduction in other real estate expense, offset by a $28,000 increase in miscellaneous operating expense for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Our total non-interest expense for the nine months ended March 31, 2014 was $6.1 million compared to $6.3 million for the nine months ended March 31, 2013, a decrease of $173,000 or 2.7%.  Other non-interest expense decreased by $168,000, or 21.0%, salaries and employee, occupancy and equipment, Directors’ compensation, professional services and advertising expenses decreased by $69,000 or 2.4%, $51,000, or 4.8%, $41,000, or 10.9%, $19,000, or 4.5%, and $9,000, or 7.6%, respectively, for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013.  Correspondingly, FDIC assessments and service bureau fees increased by $120,000 or 54.8% and $64,000 or 15.8%, respectively for the nine month period ended March 31, 2014 compared to the nine months ended March 31, 2013.  The increase in FDIC assessments for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013, was primarily due to the change in factors used in calculating the assessment, whereby, the increase in service bureau fees for the same comparative period was related to the expansion of services.  The significant reduction in other non-interest expense for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, was primarily due to the reduction in net other real estate expense.  The decrease in salaries and employee benefits and Directors’ compensation expenses for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013, was primarily due the elimination of stock option expense, whereas the reduction in occupancy and equipment expense for the same comparative period was the result of a reduction in depreciation expense.  The decrease in non-operating expense was primarily due to a $105,000 increase on the gain of other real estate sold, in addition to a $71,000 reduction in other real estate expense for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013.

Income Taxes. Income taxes for the three months ended March 31, 2014 were $127,000 or 34.3% of income before income taxes as compared to $44,000 or 33.1% of income before income taxes for the three months ended March 31, 2013.  Income taxes for the nine months ended March 31, 2014 were $388,000 or 34.3% of income before taxes as compared to a $1.1 million tax benefit for the nine months ended March 31, 2013 or 40.8% of the reported loss before income taxes.

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

At March 31, 2014, the Company had outstanding commitments to originate loans of $1.7 million, construction loans in process of $2.3 million, unused lines of credit of $19.9 million (including $17.3 million for home equity lines of credit), and standby letters of credit of $249,000. Certificates of deposit scheduled to mature in one year or less at March 31, 2013, totaled $58.1 million.

As of March 31, 2014, the Company had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Company generates cash through deposits and/or borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required.  At March 31, 2014, the total loans to deposits ratio was 85.0%. At March 31, 2014, the Company’s collateralized borrowing limit with the Federal Home Loan Bank was $71.5 million, of which $30.0 million was outstanding. As of March 31, 2014, the Company also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2014, the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2014.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at March 31, 2014 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2014.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2014	-	$-	-	59,837
February 1 through 28, 2014	-	-	-	59,837
March 1 through 31, 2014	-	-	-	59,837
Total	-	$-	-

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

MSB FINANCIAL CORP.
(Registrant)

Date May 15, 2014	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date May 15, 2014	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer