Form 10-K
period 2014-06-30
MSB FINANCIAL CORP.
filed 2014-09-26
CIK 1374783

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2014 or
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Stock Market LLC on December 31, 2013, was approximately $15.3 million.

As of September 16, 2014 there were 5,010,437 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders. (Parts II and III)

MSB FINANCIAL CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

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

The Bank is a New Jersey-chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. As of June 30, 2014, the Bank had 53 full time equivalent employees.  The Bank maintains a website at www.millingtonsb.com.  Information on the Bank’s website should not be treated as part of this Annual Report on Form 10-K.

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

Lending Activities

We have traditionally and currently focused on the origination of one- to four-family loans and home equity loans and lines of credit, which together comprise a substantial portion of the total loan portfolio. We also provide financing for commercial real estate, including multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. We also originate residential and commercial construction loans and commercial and industrial loans. Our consumer loans are comprised of auto loans, personal loans and account loans and overdraft lines of credit.

Loan Portfolio Composition. The following tables analyze the composition of the Company’s loan portfolio by loan category at the dates indicated.  Except as set forth below, there were no concentrations of loans exceeding 10% of total loans.

	At June 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:
One- to four-family real estate	$143,283	60.50%	$136,704	59.79%	$141,927	57.65%	$149,399	57.66%	$155,241	56.94%
Commercial real estate	32,036	13.53	32,171	14.07	32,181	13.07	32,559	12.57	33,776	12.39
Construction	12,517	5.29	8,895	3.89	11,669	4.74	16,633	6.42	16,639	6.10
Home equity	38,484	16.25	40,682	17.79	49,224	19.99	50,240	19.39	56,862	20.86
Commercial and industrial	9,666	4.08	9,267	4.05	10,092	4.10	9,325	3.60	9,190	3.37
Consumer	832	0.35	929	0.41	1,107	0.45	941	0.36	918	0.34

Total loans receivable	236,818	100.00%	228,648	100.00%	246,200	100.00%	259,097	100.00%	272,626	100.00%

Less:
Construction loans in process	(2,491)		(745)		(2,261)		(3,452)		(4,027)
Allowance for loan losses	(3,686)		(4,270)		(3,065)		(2,170)		(2,588)
Deferred loan fees	(366)		(377)		(354)		(224)		(197)

Total loans receivable, net	$230,275		$223,256		$240,520		$253,251		$265,814

Loan Maturity Schedule. The following table sets forth the maturity of the Company’s loan portfolio at June 30, 2014. Demand loans, loans having no stated maturity, and overdrafts are presented as due in one year or less. The construction loans presented in the table as of June 30, 2014 are net of $2,491,000 of undistributed amounts. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2014
	One- to Four- Family Real Estate	Commercial Real Estate	Construction	Consumer	Home Equity	Commercial and Industrial	Total
	(In thousands)
Amounts Due:
Within 1 Year	$6,267	$1,068	$8,033	$199	$1,699	$2,226	$19,492

After 1 year:
1 to 5 years	14,119	14,674	1,993	69	11,254	5,922	48,031
5 to 10 years	8,808	2,336	-	-	10,190	385	21,719
After 10 years	114,089	13,958	-	564	15,341	1,133	145,085
Total due after one year	137,016	30,968	1,993	633	36.785	7,440	214,835

Total	$143,283	$32,036	$10,026	$832	$38,484	$9,666	$234,327

The following table sets forth the dollar amount of all loans at June 30, 2014 due after June 30, 2015, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One-to four-family real estate	$127,336	$9,680	$137,016
Commercial real estate	30,968	-	30,968
Construction	1,993	-	1,993
Consumer	633	-	633
Home equity	14,206	22,579	36,785
Commercial and industrial	3,309	4,131	7,440
Total	$178,445	$36,390	$214,835

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

Substantially all residential mortgages include “due on sale” clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing one-to four-family residential loans are made by state certified or licensed independent appraisers and are performed in accordance with applicable regulations and policies. We require title insurance policies on all first lien one-to four-family residential loans and all home equity loans over $250,000.  Homeowners, liability, fire and, if applicable, flood insurance policies are also required.

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

We generally originate one-to four-family first mortgage loans for primary residences with loan-to-value ratios ranging from 65% up to 80% depending on the collateral value and investment properties with loan-to-value ratios ranging from 65% up to 75%.

Commercial Real Estate Mortgages. Our commercial real estate lending includes multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. Our commercial real estate mortgage loans are either 3 to 10 year balloon mortgages (with a maximum amortization period of 25 years) or 15 year fixed duration mortgages. This type of lending is made available to proprietorships, partnerships, limited liability companies and corporations with personal guarantees. All commercial property is underwritten on its ability substantially to provide satisfactory cash flows.  A cash flow and lease analysis is performed for each property. Preference is given to those loans where rental income covers all operating expenses, including but not limited to principal and interest, real estate tax, hazard insurance, utilities, maintenance, and reserve. The cash coverage ratio to cover operating expenses must be at least 1.25 times.  Any negative cash flow will be included in the limit on the borrower’s total debt ratio. Cash from other assets of the borrower, who may own multiple properties and generate a surplus, can be made available to cover debt-service shortages of the financed property. The loan-to-value ratio on commercial real estate loans ranges from 65% to 75%.

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

Home Equity Loans and Lines of Credit. We offer fixed rate home equity loans and variable rate home equity lines of credit with a minimum credit limit of $5,000. Collateral valuation is established through a variety of methods, including an on-line appraisal valuation estimator, drive by appraisals, recent assessed tax value, purchase price or consideration value as evidenced by a deed or property search report or a report of real estate comparables from a licensed realtor. Loan requests over $100,000, however, require full appraisals, and requests over $500,000 require Loan Committee approval. Loan requests over $3.0 million require Board approval.  The loan-to-value limit on home equity lending varies depending on the collateral value and ranges from 65% up to 80% on owner occupied property and from 65% up to 75% on investment property. The variable rate on home equity lines of credit is adjusted monthly and is currently set at prime for owner occupied properties and prime plus a premium for investment properties. The fixed rate loans on investment property are also higher than fixed rate owner occupied home equity loans. We generally provide home equity financing only for a first or second lien position.

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

We also originate commercial term loans to fund longer-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs. These loans are secured by new and used machinery, equipment, fixtures, furniture or other long-term fixed assets and have terms of 1 to 15 years. We originate commercial term loans for other general long-term business purposes, and these loans are secured by real estate. Principal and interest on commercial term loans is payable monthly.

The normal minimum amount for our commercial term loans and lines of credit is $5,000. The maximum amount is based on the Loan to Value limits set in our policy.  We typically do not provide working capital loans to businesses outside our normal market area or to new businesses where repayment is dependent solely on future profitable operation of the business. We avoid originating loans for which the primary source of repayment could be liquidation of the collateral securing the loan in light of poor repayment prospects. We typically require personal guarantees on all commercial loans, regardless of other collateral securing the loan.

The loan-to-value limits on commercial lending vary according to the collateral. Loans secured by real estate may be originated for up to 80% loan-to-value. Other limits are as follows: Savings accounts-90% of the deposit amount; new equipment-75% of purchase price; and used equipment-lesser of 75% of purchase price or 75% of current market value.

Loans to One Borrower. The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. Accordingly, as of June 30, 2014, our loans to one borrower legal limit was approximately $5.6 million.

The Bank’s lending policies require Board approval before any borrower’s existing and/or committed borrowings from the Bank may exceed $4.5 million in the aggregate. Any single loan in excess of $3.0 million also requires prior Board approval.

At June 30, 2014, the Bank’s largest lending relationship with a single borrower totaled $5.2 million, consisting of a $4.1 million loan, a $932,000 loan and a $170,000 loan.  Two of the loans were secured by commercial properties and the other loan was secured by a single family residence and all were performing according to their terms.

Loan Originations, Purchases, Sales, Solicitation and Processing. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals and “walk-in” customers. Our residential loan originations are driven by the Bank’s reputation, as opposed to being advertising driven.

We normally do not sell loans into the secondary mortgage market and did not sell any loans in the five year period ended June 30, 2014.  It is our policy to retain the loans we originate in our portfolio. We have not uniformly originated our real estate mortgage loans to meet the documentation standards to sell loans in the secondary mortgage market. We may do so, however, in the future if we find it desirable in connection with interest rate risk management to sell longer term fixed rate mortgages into the secondary mortgage market.

We did not purchase any whole loans in the five-year period ended June 30, 2014. We did, however, purchase insignificant participation interests in loans originated by other banks during this period.

 Loan Approval Procedures and Authority. Lending policies and loan approval limits are approved and adopted by the Board of Directors. Lending authority is vested primarily in President and

Chief Executive Officer and Vice President and Chief Lending Officer. Each of these officers may approve loans within the following limits: first mortgage real estate and construction loans up to $500,000; home equity loans up to $500,000; consumer loans up to $500,000; and commercial loans up to $500,000.  Loans in excess of $500,000 but under $3.0 million require the approval of the Loan Committee.  Prior Board approval is required for all loan products in excess of $3.0 million. The Board also must give prior approval for any aggregation of existing and/or committed loans to one borrower that exceeds $4.5 million. Certain other Bank employees also have limited lending authority.

Asset Quality

Loan Delinquencies and Collection Procedures. The Company’s procedures for delinquent loans are as follows:

15 days delinquent:	late charge added, first delinquent notice mailed
30 days delinquent:	second delinquent notice mailed
45 days delinquent:	additional late charge, third delinquent notice mailed, telephone contact made
60 days delinquent:	telephone contact made, separate letter mailed
90 days delinquent:	decision made to refer to attorney to send demand letter
120 days delinquent:	attorney to file complaint to begin legal action

When a loan is 90 days delinquent, the Vice President - Lending or the President may determine to refer it to an attorney to send demand letter.  After 120 days, attorney is able to start the foreclosure proceedings by filing a complaint with the court.  All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of cost or its fair market value less estimated selling costs. The initial write-down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the period in which the declines occur. At June 30, 2014, we had $409,000 in other real estate owned.

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

Loans with interest accrued and unpaid during the year placed on non-accrual status and are charged against interest income.  Interest accrued and unpaid in prior years is charged against the allowance for loan losses.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At June 30, 2014, we had approximately $8.0 million of loans that were held on a non-accrual basis, all of which were classified as impaired with $137,000 subject to specific loss allowances totaling $73,000.

Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.

	At June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
One-to four-family real estate	$4,346	$7,955	$9,003	$8,317	$6,764
Commercial real estate	1,248	2,587	2,337	3,132	3,465
Construction	137	601	1,258	1,027	864
Consumer	-	802	—	2	9
Home equity	1,586	1,502	923	950	2,281
Commercial and industrial	635	—	1,064	642	514
Total	7,952	13,447	14,585	14,070	13,897
Accruing loans contractually past due
90 days or more:
One-to four-family real estate	310	501	1,263	1,369	1,439
Commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	1	—	2
Home equity	51	146	906	934	321
Commercial and industrial	—	—	—	—	—
Total	361	647	2,170	2,303	1,762
Total non-performing loans	$8,313	$14,094	$16,755	$16,373	$15,659
Total non-performing assets (1)	$8,722	$14,624	$16,755	$17,234	$16,726

Accruing loans modified in troubled debt restructuring	$13,439	$11,848	$7,061	$543	$6,555

Total non-performing loans to total loans	3.51%	6.16%	6.81%	6.32	5.74%
Total non-performing loans to total assets	2.41%	4.00%	4.82%	4.69	4.36%
Total non-performing assets to total assets	2.53%	4.15%	4.82%	4.93	4.66%
2014
__________________
(1)	Total non-performing assets consist of total non-performing loans and other real estate owned of $409, $530, $-, $861 and $1,067 at June 30, 2014, 2013, 2012, 2011 and 2010, respectively.

At June 30, 2014, there were no loans not disclosed in the table above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

During the year ended June 30, 2014, gross interest income of $400,000 would have been recorded on loans accounted for on a non-accrual basis and $533,000 would have been recorded on troubled debt restructurings if those loans had been current in accordance with their original terms, and $275,000 and $585,000, respectively, of interest collected on such loans was included in income.

Classified Assets. The Company in compliance with the Uniform Credit Classification and Account Management Policy adopted by the Federal Deposit Insurance Corporation, and the Company has an internal loan review program, whereby non-performing loans are classified as special mention, substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a quarterly basis. When a loan is classified as substandard or doubtful, management is required to evaluate the loan for impairment. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged-off, if a conforming loss event has occurred.

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

The following table discloses the Company’s classification of assets as of June 30, 2014.

At June 30, 2014
(In thousands)

Special Mention	$3,612
Substandard	4,170
Doubtful	-
Loss	73
Total	$7,855

At June 30, 2014, 13 out of the 23 loans adversely classified totaling $2.0 million are included as non-performing loans in the non-performing assets table.

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

The following table sets forth information with respect to the Company’s allowance for loan losses for the periods indicated:

	Year Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Allowance balance at beginning of period	$4,270	$3,065	$2,170	$2,588	$1,808
Provision for loan losses	600	4,044	2,217	1,686	1,600
Charge-offs:
One-to four-family real estate	522	1,574	857	1,134	6
Commercial real estate	340	348	5	155	166
Construction	119	333	—	34	487
Consumer	9	5	17	8	14
Home equity	15	293	443	759	148
Commercial and industrial	236	342	2	14	—
Total charge-offs	1,241	2,895	1,324	2,104	821

Recoveries:
Consumer	57	56	2	—	1
Net charge-offs	$1,184	$2,839	$1,322	$2,104	$820
Allowance balance at end of period	$3,686	$4,270	$3,065	$2,170	$2,588
Total loans outstanding at end of period	$236,818	$228,648	$246,200	$259,097	$272,626
Average loans outstanding during period	$232,148	$237,776	$248,124	$264,476	$277,379
Allowance for loan losses as a percentage of non-performing loans	44.34%	30.30%	18.29%	13.25%	16.53%
Allowance for loan losses as a percentage of total loans	1.56%	1.87%	1.24%	0.84%	0.95%
Net loans charged-off as a percentage of average loans	0.51%	1.19%	0.53%	0.80%	0.30%

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

	At June 30,
	2014		2013		2012		2011		2010
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)

One-to-four family real estate	$1,851	60.50%	$2,488	59.79%	$1,251	57.65%	$733	57.66%	$969	56.94%
Commercial real estate	860	13.53	706	14.07	445	13.07	303	12.57	507	12.39
Construction	379	5.29	238	3.89	527	4.74	514	6.42	272	6.10
Home equity	332	16.25	548	17.79	557	19.99	397	19.39	665	20.86
Commercial and industrial	256	4.08	276	4.05	272	4.10	211	3.60	164	3.37
Consumer	8	0.35	11	0.41	13	0.45	12	0.36	11	0.34
Unallocated	-	-	3	-	-	-	-	-	-	-
Total allowance	$3,686	100.00%	$4,270	100.00%	$3,065	100.00%	$2,170	100.00%	$2,588	100.00%

Securities Portfolio

Our investment policy is designed to manage cash flows and foster earnings within prudent interest rate risk and credit risk guidelines. The portfolio mix is governed by our short term and long term liquidity needs. Rate-of-return, cash flow, rating and guarantor-backing are also considered when making investment decisions. The purchase of principal only and stripped coupon interest only security instruments is specifically not authorized by our investment policy. Furthermore, other than government related securities which may not be rated, we only purchase securities with a rating of AAA or AA. We invest primarily in mortgage-backed securities, U.S. Government obligations, U.S. Government agency issued securities and to a lesser extent in Corporate Bonds and Certificates of Deposits.

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

At June 30, 2014, our entire securities portfolio was classified as held to maturity.  All securities are purchased with the intent to hold each security until maturity.  Securities not classified as “held to maturity” or as “trading securities” are classified as “available for sale” and are reported at fair value with unrealized gains and losses on the securities impacting equity.  The Company held  no available for sale or trading securities during or as of years ending June 30, 2014 and 2013.

Individual securities are considered impaired when their fair values are less than their amortized cost. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance.  Accordingly, the Company accounts for temporary impairments based upon security classification as either trading, available for sale or held to maturity.  Temporary impairments on “available for sale” securities would be recognized, on a tax-effected basis, through other comprehensive income with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Temporary impairments of “held to maturity” securities are not recognized in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities is disclosed in the notes to the consolidated financial statements.  The carrying value of securities held in a trading portfolio would be adjusted to fair value through earnings on a quarterly basis.

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

At June 30, 2014, our securities portfolio did not contain securities of any issuer, other than the U.S. Government agencies and government-sponsored enterprises, having an aggregate book value in excess of 10% of stockholders’ equity.  We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our held to maturity securities portfolio at June 30, 2014. Our held to maturity securities portfolio is carried at amortized cost.  This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

	At June 30, 2014
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

U.S. Government Agency Obligations	$-	-%	$23,000	1.37%	$12,177	2.41%	$14,000	3.31%	$49,177	2.18%	$47,675

Mortgage-Backed Securities:
Government National Mortgage Association	-	-	1	9.21	13	1.97	-	-	14	2.69	14
Federal Home Loan Mortgage Corporation	-	-	56	2.22	16	3.57	2,854	1.92	2,926	1.93	2,892
Federal National Mortgage Association	-	-	1,008	1.21	19,631	2.61	2,510	2.13	23,149	2.50	23,309
Corporate bonds	-	-	4,630	1.62	-	-	-	-	4,630	1.62	4,681
Certificate of deposits	1,425	0.82	3,611	1.08	-	-	-	-	5,036	1.01	5,065
Total	$1,425	0.82%	$32,306	1.37%	$31,837	2.54%	$19,364	2.95%	$84,932	2.16%	$83,636

The following table sets forth the carrying value of our held to maturity securities portfolio at the dates indicated. Securities classified as held to maturity are shown at our amortized cost.

	At June 30
	2014	2013	2012
	(In thousands)

U.S. Government Agency Obligations	$49,177	$46,194	$37,018
Government National Mortgage Association	14	17	20
Federal Home Loan Mortgage Corporation	2,926	3,397	325
Federal National Mortgage Association	23,149	21,354	9,775
Corporate bonds	4,630	4,669	2,143
Certificates of deposits	5,036	5,281	1,425
Total securities held to maturity	$84,932	$80,912	$50,706

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

Deposits are obtained primarily from within New Jersey. The Bank also utilizes brokered deposits as a funding source.  As of June 30, 2014 the Bank did not have any brokered deposits.  Premiums or incentives for opening accounts are sometimes offered. We periodically select particular certificate of deposit maturities for promotion in connection with asset/liability management and interest rate risk concerns.

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

	For the Year Ended June 30,
	2014			2013			2012
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)

Non-interest-bearing demand	$21,598	7.98%	—%	$18,691	6.64%	—%	$16,094	5.65%	—%
Interest-bearing demand	39,356	14.54	0.13	36,918	13.12	0.14	34,012	11.94	0.18
Savings and club	107,960	39.88	0.22	110,916	39.42	0.23	112,901	39.63	0.37
Certificates of deposit	101,801	37.60	1.35	114,876	40.82	1.48	121,858	42.78	1.78

Total deposits	$270,715	100.00%	0.66%	$281,401	100.00%	0.76%	$284,865	100.00%	0.93

The following table sets forth certificates of deposit classified by interest rate categories as of the dates indicated.

	At June 30,
	2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Interest Rate:
Under - 1.00%	$57,698	58.56%	$54,101	49.21%	$46,094	38.52%
1.00% - 1.99%	19,758	20.05	31,737	28.86	44,694	37.35
2.00% - 2.99%	7,618	7.73	9,575	8.71	10,728	8.97
3.00% - 3.99%	6,055	6.15	6,774	6.16	7,225	6.04
4.00% - 4.99%	1,188	1.21	1,414	1.29	3,177	2.65
5.00% - 5.99%	6,211	6.30	6,347	5.77	7,712	6.45
6.00%+	-	-	-	-	26	0.02
Total	$98,528	100.00%	$109,948	100.00%	$119,656	100.00%

The following table sets forth the amount and maturities of certificates of deposit at June 30, 2014.

	Amount Due
	Year Ended June 30,
	2015	2016	2017	2018	2019	After June 30, 2019	Total
	(Dollars in thousands)
Interest Rate:
Under - 1.00%	$48,655	$8,506	$536	$-	$-	$1	$57,698
1.00% - 1.99%	7,195	2,964	5,764	1,872	1,323	640	19,758
2.00% - 2.99%	878	4,089	1,478	-	-	1,173	7,618
3.00% - 3.99%	3,302	2,071	-	82	282	318	6,055
4.00% - 4.99%	204	90	-	727	167	-	1,188
5.00% - 5.99%	1,908	1,338	1,376	834	755	-	6,211
6.00%+	-	-	-	-	-	-	-
Total	$62,142	$19,058	$9,154	$3,515	$2,527	$2,132	$98,528

The following table shows the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2014.

Certificates of Deposit
(In thousands)
Remaining Time Until Maturity:
Within three months	$5,910
Three through six months	19,826
Six through twelve months	12,529
Over twelve months	3,510
Total	$41,775

Borrowings. To supplement our deposits as a source of funds for lending or investment, we have borrowed funds in the form of advances from the Federal Home Loan Bank of New York.  At June 30, 2014, our collateralized borrowing limit with the Federal Home Loan Bank was $69.5 million and our outstanding borrowings with the Federal Home Loan Bank totaled $30.0 million. Information regarding our total borrowings as of June 30, 2014 is set forth in the following table.

	At June 30, 2014
	Balance	Rate	Maturity
	(Dollars in thousands)
Total Borrowings:
Three year fixed rate advance	$5,000	0.780%	February 2016
Three year fixed rate advance	$5,000	0.780%	March 2016
Ten year fixed rate convertible advance	$10,000	3.272%	November 2017
Ten year fixed rate convertible advance	$10,000	3.460%	March 2018

In addition, the Bank had an $8.0 million overnight advance with the Federal Home Loan Bank of New York as of June 30, 2014 and did not have any overnight borrowings with the Federal Home Loan Bank as of June 30, 2013.

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

The Federal Reserve has indicated that, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the HOLA, it intends to apply its current supervisory approach to the supervision of bank holding companies to savings and loan holding companies.  The stated objective of the Federal Reserve is to ensure the savings and loan holding company and its non-depository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the safety and soundness of the subsidiary depository institutions.  The Federal Reserve has generally adopted the substantive provisions of former OTS regulations governing savings and loan holding companies on an with certain modifications as discussed below.

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

Waivers of Dividends by MSB Financial MHC.  OTS policies had permitted mutual holding companies to waive the receipt of dividends and, when permitted, the MHC had waived the receipt of dividends from the Company.  However, under current Federal Reserve regulations, any notice of waiver of dividends must include a board resolution together with any supporting materials relied upon by the MHC board to conclude that the dividend waiver is consistent with the board’s fiduciary duties.  The resolution must include; (i) a description of the conflict of interest that exists because of a MHC director’s ownership of stock in the subsidiary declaring the dividend and any actions taken to eliminate the conflict of interest, such as a waiver by the directors of their right to receive dividends; (ii) a finding by the MHC that the waiver is consistent with its fiduciary duties despite any conflict of interest; (iii) an affirmation that the MHC is able to meet the terms of any loan agreement for which the stock of the subsidiary is pledged or to which the MHC is subject; and (iv) any affirmation that  a majority of the MHC’s members have approved a waiver of dividends within the past 12 months and that the proxy statement used for such vote included certain disclosures.  The MHC did not waive any dividends during the year ended June 30, 2014.

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

Regulation of the Bank

General. As a New Jersey chartered, FDIC-insured bank, the Bank is regulated by the New Jersey Department of Banking and Insurance and the FDIC. The Bank’s operations are subject to extensive regulation, including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. The Bank must file regulatory reports concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with or acquisitions of other financial institutions. The New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation regularly examine the Bank and prepare reports to the Bank’s Board of Directors on deficiencies, if any, found in its operations. The regulatory authorities have substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements.

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  The maximum deposit insurance amount is $250,000.  The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios.  The assessment base is the institution’s average consolidated assets less average tangible equity.  Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages.  In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets would be reduced by goodwill and other intangibles.  Average tangible equity equals Tier 1 capital. For institutions with more than $1.0 billion in assets average tangible equity must be calculated on a weekly basis while smaller institutions may use the quarter-end balance.  The base assessment rate for insured institutions in Risk Category I range from 5 to 9 basis points and for institutions in Risk Categories II, III, and IV, the base assessment rate is 14, 23 and 35 basis points, respectively.  An institution’s assessment rate is reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged 0.62 basis points of insured deposits on an annualized basis in fiscal year 2014.  These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements.  Federal Deposit Insurance Corporation capital regulations require savings institutions to meet three minimum capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2014, the Bank was in compliance with the minimum capital standards and qualified as “well capitalized.”  For the Bank’s compliance with these regulatory capital standards, see Note 14 to the consolidated financial statements. In assessing an institution’s capital adequacy, the Federal Deposit Insurance Corporation takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

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

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business, and specified liquid assets up to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. The Bank met the qualified thrift lender test as of June 30, 2014 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.

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

Changes to Regulatory Capital Requirements

In July 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform them with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The revisions establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets including residential mortgages. The new capital requirements apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size. The rules became effective for institutions with over $250 billion in assets and internationally active institutions starting in January 2014 and will become effective for all other institutions beginning in January 2015.  The following discussion summarizes the changes that are most likely to affect the Company and the Bank.

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

Changes to Prompt Corrective Action Capital Categories.  The Prompt Corrective Action rules have been amended to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories.  In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization will be required to have at least an 8% Total Risk-

Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio.  To be well capitalized, a banking organization will be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At June 30, 2014, our investment in property and equipment, net of depreciation and amortization, totaled $8.5 million, including leasehold improvements and construction in progress. The following table lists our offices.

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

Item 3. Legal Proceedings

The Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at June 30, 2014 that would have a material effect on operations or income.

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

	High	Low	Dividends

2013
Quarter ended September 30, 2012	$6.09	$5.25	$-
Quarter ended December 31, 2012	$7.34	$4.26	$-
Quarter ended March 31, 2013	$7.72	$6.50	$-
Quarter ended June 30, 2013	$7.88	$6.06	$-

2014
Quarter ended September 30, 2013	$7.86	$7.01	$-
Quarter ended December 31, 2013	$8.82	$7.01	$-
Quarter ended March 31, 2014	$9.10	$7.00	$-
Quarter ended June 30, 2014	$8.30	$7.87	$-

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

Stockholders. As of September 19, 2014, there were approximately 528 shareholders of record of the Company’s common stock. This number does not include brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial (“street name”) owners.

(b)	Use of Proceeds.

Not applicable.

(c)	Issuer Purchases of Equity Securities.

Treasury stock repurchases during the fourth quarter of fiscal year 2014 for the Company were as follows:

			Total number of shares	Maximum number of
			Purchased as part of	Shares that may be
	Total number of	Average price	Publicly announced	Purchased under the
Period	shares purchased	paid per share	plans or programs	plans or programs
April, 2014	-	$-	-	59,837
May, 2014	-	-	-	59,837
June, 2014	-	-	-	59,837
		-
Total	-	$-	-

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

Overview

Our primary business is attracting retail deposits from the general public and using those deposits, together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for our lending and investing activities. Our loan portfolio consists of one-to-four-family residential real estate mortgages, commercial real estate mortgages, construction loans, commercial and industrial loans, home equity loans and lines of credit, and other consumer loans. We also invest in U.S. Government obligations and mortgage-backed securities and, to a lesser extent, corporate bonds.

We reported net income of $988,000 for the fiscal year ended June 30, 2014 as compared to a net loss of $1.4 million for fiscal 2013.

Net interest income for fiscal 2014 was up approximately $259,000 or 2.8% as compared to fiscal 2013.   Non-interest expense decreased by $131,000 or 1.6%, while non-interest income increased by $74,000 or 11.4% for the same comparative period.  The net interest rate spread decreased in fiscal 2014 to 2.86%, compared to 2.90% for fiscal 2013, mainly as a result of a lower interest rate environment.  For the year ended June 30, 2014, interest income decreased by $40,000 or 0.3% while interest expense decreased by $299,000 or 11.0% as compared to fiscal 2013.

Total assets were $345.2 million at June 30, 2014, a 2.1% decrease compared to $352.6 million at June 30, 2013. The decrease in assets occurred primarily as the result of a $17.4 million decrease in cash and cash equivalent balances, offset in part by a $7.0 million increase in loans receivable, net and a $4.0 million increase in securities held to maturity.  Deposits were $263.4 million at June 30, 2014, compared to $280.5 million at June 30, 2013.  FHLB advances were $38.0 million at June 30, 2014 compared to $30.0 million at June 30, 2013.

Stockholders’ equity at June 30, 2014 was $40.8 million compared to our stockholders’ equity at the prior fiscal year-end of $39.5 million. The Company had net income of $988,000 for the fiscal year ended June 30, 2014.   The increase in paid in capital of $143,000 was related primarily to the recognition of stock based compensation expense, while the unallocated common stock held by ESOP decreased by $168,000.  The accumulated other comprehensive loss balance increased by $2,000 for the year ended June 30, 2014, while treasury stock remained unchanged for both  comparative fiscal year end dates.  Our return on average equity for fiscal 2014 was 2.46% compared to (3.45%) for fiscal 2013.

The Company experienced a reduction in deposits during the year ended June 30, 2014, primarily due to an extended low interest rate environment.  Cash and cash equivalents decreased by $17.4 million or 70.5% and deposits decreased by $17.1 million or 6.1%, while loans receivable, net, and investment securities held to maturity increased by $7.0 million or 3.1% and $4.0 million or 5.0%, respectively.  The Company’s borrowings increased by $8.0 million or 26.7% as of June 30, 2014 compared to June 30, 2013.

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

Management evaluates individual loans in all of the loan segments (including loans in residential mortgage and consumer segments) for possible impairment if the loan is either in nonaccrual status or is risk rated Substandard or worse or has been modified in a troubled debt restructuring.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

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

Comparison of Financial Condition at June 30, 2014 and 2013

General. Total assets were $345.2 million at June 30, 2014, compared to $352.6 million at June 30, 2013.  The Company experienced a $17.4 million or 70.5% decrease in cash and cash equivalent balances and a $1.1 million or 25.5% decrease in other asset balances, while loans receivable, net, and securities held to maturity balances increased by $7.0 million and $4.0 million or 3.1% and 5.0%, respectively.  Deposits decreased $17.1 million or 6.1%, while advances from the Federal Home Loan Bank of New York increased by $8.0 million of 26.7%.  The decrease in cash and cash equivalent balances was primarily due to the decrease in deposit balances, while the increase in loans receivable, net and securities held to maturity balances was primarily achieved through  increases in borrowings from the Federal Home Loan Bank of New York during this period.

Total assets decreased by $7.3 million or 2.1% between years, as did total liabilities by $8.6 million or 2.8%, and the ratio of average interest-earning assets to average-interest bearing liabilities increased to 114.09% for fiscal 2014 as compared to 109.33% for fiscal 2013.  Stockholders’ equity increased $1.3 million or 3.3% to $40.8 million at June 30, 2014 compared to $39.5 million at June 30, 2013.

Loans. Loans receivable, net, increased $7.0 million, or 3.1% from $223.3 million at June 30, 2013 to $230.3 million at June 30, 2014. As a percentage of assets, loans increased to 66.7% from 63.3%. The Company’s one-to-four family and construction loans grew by $6.6 million and $3.6 million or 4.8% and 40.7%, respectively, as did commercial and industrial and personal loans by $399,000 and $4,000, or 4.3% and 12.5%, respectively.  Correspondingly, home equity and commercial real estate loans decreased by $2.2 million and $135,000 or 5.4% and 0.4%, respectively, as did automobile, overdraft protection and deposit account loans decreased by $78,000, $14,000 and $9,000 or 70.3%, 8.0% and 1.5%, respectively, between June 30, 2013 and June 30, 2014.

Securities. Our portfolio of securities held to maturity was at $84.9 million at June 30, 2014 as compared to $80.9 million at June 30, 2013. Maturities, calls and principal repayments during the year totaled $4.3 million as compared to $41.6 million during the prior year. We purchased $8.4 million of new securities during the year ended June 30, 2014 compared to $71.8 million during the year ended June 30, 2013.

Deposits. Total deposits at June 30, 2014 were $263.4 million, a $17.1 million decrease as compared to $280.5 million at June 30, 2013. Demand deposits, in aggregate, increased by $4.5 million, and certificates of deposit accounts decreased by $11.4 million, while savings and club accounts decreased by $10.1 million.

Borrowings. Total borrowings were $38.0 million at June 30, 2014 compared to $30.0 million at June 30, 2013.  The Company borrowed $8.0 million in overnight funds at June 30, 2014 from the Federal Home Loan Bank of New York and did not have any short-term borrowings at June 30, 2013.  The Company did not repay any long term borrowings during the fiscal year ended June 30, 2014.

Equity. Stockholders’ equity was $40.8 million at June 30, 2014 compared to $39.5 million at June 30, 2013, an increase of $1.3 million or 3.3%. The Company had net income of $988,000 for the fiscal year ended June 30, 2014.  The increase in paid-in capital of $143,000 related primarily to recognition of stock based compensation expense, while the unallocated common stock held by ESOP decreased by $168,000.  The accumulated other comprehensive loss balance increased by $2,000 at  June 30, 2014 compared to  June 30, 2013, while treasury stock remained unchanged for the same comparative period end dates.

Comparison of Operating Results for the Two Years Ended June 30, 2014

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

The Company reported net income of $988,000 for the year ended June 30, 2014 compared to a net loss of $1.4 million for the year ended June 30, 2013, representing a $2.4 million or 171.3% increase.  This increase was primarily due to a decrease in the provision for loan losses, an increase in net interest income and non-interest income and, a decrease in non-interest expenses offset by an increase in income taxes for the year ended June 30, 2014, compared to the year ended June 30, 2013.

Net Interest Income. Net interest income for the year ended June 30, 2014 amounted to $9.6 million, 2.8% higher than net interest income for the year ended June 30, 2013 of $9.3 million. Interest income decreased by $40,000, or 0.3%, and interest expense decreased by $299,000 or 11.0% for the year ended June 30, 2014.

Average earning assets increased by $9.3 million or 3.0% for the year ended June 30, 2014, compared to the year ended June 30, 2013, while the average rate on earning assets decreased by 13 basis points to 3.72% for the year ended June 30, 2014, resulting in a decrease of $40,000 or 0.3% in total interest income compared to the year ended June 30, 2013. Interest income on loans decreased by $402,000 or 3.9% for the year ended June 30, 2014, compared to the year ended June 30, 2013, as a result of decreases in both the average yield on loans receivable and the average balance of loans outstanding.   The average yield decreased by 7 basis points to 4.32%. Average loans receivable balances decreased $5.6 million or 2.4% to $232.1 million for the year ended June 30, 2014, compared to $237.8 million for the year ended June 30, 2013. Interest income on securities held to maturity increased by $366,000 or 24.3% for the year ended June 30, 2014, compared to the year ended June 30, 2013. Average securities held to maturity balances increased $16.6 million or 24.0% for the year ended June 30, 2014, compared to the year ended June 30, 2013 and, the yield increased  1 basis point to 2.19% for the year ended June 30, 2014, compared to the year ended June 30, 2013. Interest income on other interest-earning assets decreased by $4,000 or 4.3% for the year ended June 30, 2014, compared to the year ended June 30, 2013 due to a $1.7 million or 28.3% decrease in average balance, offset by a 52 basis point increase in yield to 2.08%.

Total interest expense decreased $299,000 or 11.0% for the year ended June 30, 2014, compared to the year ended June 30, 2013. Average interest-bearing liabilities decreased $3.8 million or 1.3%, from $286.0 million for the year ended June 30, 2013, to $282.2 million for the year ended June 30, 2014, and the average rate on interest-bearing liabilities decreased by 9 basis points to 0.86 % for the year ended June 30, 2014, resulting in a decrease of $299,000 or 11.0% in total interest expense compared to the year ended June 30, 2013. Interest expense on deposits decreased $352,000 or 17.5% for the year ended June 30, 2014, compared to the year ended June 30, 2013, as a result of a 10 basis point reduction to 0.66% in the average rate on interest-bearing deposits, and a $13.6 million or 5.2% decrease in average balance of interest-bearing deposits. The average balance of NOW, super NOW and money market demand account balances increased $2.4 million or 6.6%, while the average balance of savings balances decreased $3.0 million or 2.7%, and the average balance of certificates of deposit decreased by $13.1 million or 11.4% for the year ended June 30, 2014 compared to the same period ended June 30, 2013. The average rate on savings and club deposits, NOW, super NOW and money market demand accounts and certificates of deposit decreased by 1 basis point, 1 basis point, and 13 basis points, respectively, for the year ended June 30, 2014 compared to the year ended June 30, 2013.  Total interest expense on FHLB advances was $767,000 for the year ended June 30, 2014 compared to $714,000 for the year ended June 30, 2013.  Average FHLB advances were $33.1 million for the year ended June 30, 2014 compared to $23.3 million for the year ended June 30, 2013, an increase of $9.8 million or 41.9%.  The average rate on FHLB advances decreased by 74 basis points to 2.32% for the year ended June 30, 2014 compared to the year ended June 30, 2013.

Our net interest rate spread was 2.86% for the year ended June 30, 2014 compared to 2.90% for the year ended June 30, 2013. The spread decreased during the year ended June 30, 2014 as our average yield on interest-earning assets decreased by 13 basis points to 3.72% from 3.85%, offset in part by a decrease in the cost of interest-bearing liabilities of 9 basis points to 0.86% from 0.95%, compared to the same period ended June 30, 2013.

Provision for Loan Losses. The loan loss provision for the year ended June 30, 2014 was $600,000 compared to $4.0 million for the year ended June 30, 2013.  The provision for loan losses for the year ended June 30, 2013 included an additional provision of $2.0 million deemed necessary to support the Company’s planned asset disposition strategy approved by the Company’s Board of Directors during the quarter ended December 31, 2012, the goal of which was to rapidly reduce (through strategies such as short sales, cash for keys, deeds in lieu of foreclosure and/or bulk sales) the dollar amount of non-performing loans in the Company’s loan portfolio and thereby reduce the costs associated with the foreclosure process.  The Company’s management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company’s level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. This analysis resulted in a lower provision for loan loss being required for the year ended June 30, 2014.  The reduction in the level of provision for loan loss primarily reflects lower levels of specific reserves related to non-performing loans individually evaluated for impairment which continued to decrease as a result of various above mentioned disposition activities.  Also, there was a stabilization of the quantitative and qualitative factors during the twelve months ended June 30, 2014 compared to-upward-trending factors during the twelve period ended June 30, 2013, thus further reducing the need for additional provisions as of June 30, 2014.  The Company had $1.2 million in charge-offs and $57,000 in recoveries for the year ended June 30, 2014 compared to $2.9 million in charge-offs and $56,000 in recoveries for the year ended June 30, 2013.  The Company had $8.3 million in non-performing loans as of June 30, 2014, compared to $14.1 million as of June 30, 2013.  The allowance for loan losses as a percentage of total loans was 1.56% at June 30, 2014, compared to 1.87% at June 30, 2013, while the allowance for loan losses as a percentage of non-performing loans ratio increased from 30.30% at June 30, 2013 to 44.34% at June 30, 2014, due to decreases in total non-performing loans at June 30, 2014 compared to June 30, 2013.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were 3.51% and 0.51%, respectively, at and for the year ended June, 30, 2014 compared to 6.16% and 1.19% at and for the year ended June 30, 2013.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions, debit card use and mortgage related fees. It also includes increases in the cash-surrender value of our bank owned life insurance. Overall, non-interest income was $724,000 for the year ended June 30, 2014 compared to $650,000 for the year ended June 30, 2013, an increase of $74,000 or 11.4%.

Income from fees and service charges totaled $407,000 for the year ended June 30, 2014 compared to $329,000 for the year ended June 30, 2013, an increase of $78,000 or 23.7%.  The increase was due in part to an increase in certificate of deposit and demand deposit account services fees, an increase in ATM fees, and a $22,000 penalty fee received on the early prepayment of a mortgage-backed security that the Bank had held in its held to maturity investment portfolio.

The unrealized loss on the Bank’s trading security portfolio was $1,000 for the year ended June 30, 2013.  The Bank had liquidated its trading security portfolio during the year ended June 30, 2013.

Income on bank owned life insurance was $217,000  in each of the years ended June 30, 2014 and 2013.

Other non-interest income was $100,000 and $103,000 for the years ended June 30, 2014 and 2013, respectively.  The decrease was primarily attributable to a decrease in miscellaneous operating income, offset by an increase in income from late charges.

     Non-Interest Expenses. Total non-interest expenses decreased by $131,000 or 1.6% during the year ended June 30, 2014 and amounted to $8.2 million as compared to $8.3 million for the year ended June 30, 2013.

Other non-interest expense totaled $860,000 for the year ended June 30, 2014, compared to $983,000 for the year ended June 30, 2013, a decrease of $123,000 or 12.5%.  The decrease in other non-interest expense was primarily attributable to decreases in other real estate and non-operating expenses.  Salaries and employee benefits expense decreased by $75,000 or 1.9% to $3.8 million for the year ended June 30, 2014 compared to $3.9 million for the year ended June 30, 2013.  The decrease in salaries and employee benefits expense was primarily due a decrease in stock based compensation expense.  Occupancy and equipment expense decreased by $60,000 or 4.3% to $1.3 for the year ended June 30, 2014 compared to $1.4 million for the year ended June 30, 2013.  The decrease in occupancy and equipment expense was primarily due to a decrease in depreciation expense.  Directors’ compensation expense totaled $444,000 for the year ended June 30, 2014 compared to $495,000 for the year ended June 30, 2013, representing a reduction of $51,000 or 10.3%.  The decrease in directors’ compensation expense was primarily due a decrease in stock based compensation expense.  Advertising expense totaled $144,000 for the year ended June 30, 2014 compared to $162,000 for the year ended June 30, 2013, representing a reduction of $18,000 or 11.1%.  The decrease in advertising expense was attributable to a reduction in spending. FDIC assessment expense totaled $410,000 for the year ended June 30, 2014 compared to $291,000 for the year ended June 30, 2013, an increase of $119,000 or 40.9%.  The increase in FDIC assessment expense related to the increase in factors used in calculation of the assessment.  Service bureau fees increased by $73,000 or 13.2% to $626,000 for the year ended June 30, 2014 compared to $553,000 for the year ended June 30, 2013.  The increase in service bureau fees was related to the expansion of services.  Professional services expense increased slightly by $4,000 or 0.7% to $547,000 for the year ended June 30, 2014 compared to $543,000 for the year ended June 30, 2013.

Income Taxes. The income tax expense for the year ended June 30, 2014 was $548,000 or 35.7% of income before taxes as compared to a tax benefit of $987,000 or 41.6% of the reported loss before income taxes for the year ended June 30, 2013.

Average Balance Sheet. The following tables set forth certain information for the years ended June 30, 2014, 2013 and 2012.  The average yields and costs are derived by dividing interest income and expense by the average daily balance of assets and liabilities, respectively, for the periods presented.

	Year Ended June 30,
	2014			2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$232,148	$10,033	4.32%	$237,776	$10,435	4.39%	$248,124	$11,783	4.75%
Securities	85,561	1,870	2.19%	68,978	1,504	2.18%	60,710	1,929	3.18%
Other interest-earning assets(2)	4,276	89	2.08%	5,963	93	1.56%	6,572	89	1.35%
Total interest-earning assets	321,985	11,992	3.72%	312,717	12,032	3.85%	315,406	13,801	4.38%
Non-interest-earning assets	24,258			33,567			32,443
Total assets	$346,243			$346,284			$347,849
Interest-bearing liabilities:
NOW, super NOW & money market demand	$39,356	50	0.13%	$36,918	51	0.14%	$34,012	60	0.18%
Savings and club deposits	107,960	234	0.22%	110,916	251	0.23%	112,901	417	0.37%
Certificates of deposit	101,801	1,371	1.35%	114,876	1,705	1.48%	121,858	2,175	1.78%
Total interest-bearing deposits	249,117	1,655	0.66%	262,710	2,007	0.76%	268,771	2,652	0.99%
Federal Home Loan Bank of New York advances	33,108	767	2.32%	23,329	714	3.06%	20,000	684	3.42%
Total interest-bearing liabilities	282,225	2,422	0.86%	286,039	2,721	0.95%	288,771	3,336	1.16%
Non-interest-bearing deposits	21,598			18,691			16,094
Other non-interest-bearing liabilities	2,198			1,438			1,964
Total liabilities	306,021			306,168			306,829
Stockholders’ equity	40,222			40,116			41,020
Total liabilities and stockholders’ equity	$346,243			$346,284			$347,849

Net interest income/net interest rate spread(3)		$9,570	2.86%		$9.311	2.90%		$10,465	3.22%
Net interest margin(4)			2.97%			2.98%			3.32%
Ratio of interest-earning assets to interest-bearing liabilities	114.09%			109.33%			109.22%

________________
(1)	Non-accruing loans have been included, and the effect of such inclusion was not material. The allowance for loan losses is excluded, while construction loans in process and deferred fees are included.
(2)	Includes Federal Home Loan Bank of New York stock at cost and term deposits with other financial institutions.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
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

	Year Ended June 30,			Year Ended June 30,
	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$(240)	$(162)	$(402)	$(478)	$(870)	$(1,348)
Securities	359	7	366	238	(663)	(425)
Other interest-earning assets	(30)	26	(4)	(9)	13	4
Increase (decrease) in total interest income	89	(129)	(40)	(249)	(1,520)	(1,769)

Interest expense:
NOW and money market accounts	3	(4)	(1)	5	(14)	(9)
Savings and club	(6)	(11)	(17)	(7)	(159)	(166)
Certificates of deposit	(189)	(145)	(334)	(119)	(351)	(470)
Total interest-bearing deposits	(192)	(160)	(352)	(121)	(524)	(645)
Federal Home Loan Bank of New York advances	253	(200)	53	107	(77)	30
Increase in total interest expense	61	(360)	(299)	(14)	(601)	(615)

Change in net interest income	$28	$231	$259	$(235)	$(919)	$(1,154)

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

At June 30, 2014, the Bank had outstanding commitments to originate loans of $2.1 million, unused lines of credit of $20.1 million (including $16.8 million for home equity lines of credit), and standby letters of credit of $247,000. Certificates of deposit scheduled to mature in one year or less at June 30, 2014, totaled $62.1 million.

The Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville). For additional information regarding the Bank’s lease commitments as of June 30, 2014, see Note 10 to our consolidated financial statements beginning on page F-1.

The Bank has access to cash through borrowings from the Federal Home Loan Bank, as needed, to meet its day-to-day funding obligations. At June 30, 2014, its total loans to deposits ratio was 87.4%. At June 30, 2014, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $69.5 million, of which $30.0 million was outstanding. As of June 30, 2014, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of June 30, 2014, the Bank exceeded all applicable regulatory capital requirements.  See Note 14 to our consolidated financial statements beginning at page F-1 for more information about the Bank’s regulatory capital compliance.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank facilities. These financial instruments include significant purchase commitments such as commitments to purchase investment securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At June 30, 2014, our significant off-balance sheet commitments consisted of commitments to originate loans of $2.1 million, construction loans in process of $2.5 million, unused lines of credit of $20.1 million (including $16.8 million for home equity lines of credit) and standby letters of credit of $247,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since a number of commitments typically expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at June 30, 2014, see Note 15 to our consolidated financial statements beginning on page F-1.

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

Recent Accounting Pronouncements

Note 20 to the consolidated financial statements is incorporated herein by reference.

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

Several years ago market interest rates were at historically low levels. Beginning in June 2004 through June 2007, the U.S. Federal Reserve increased its target federal funds rate, raising it 17 times, from 1.00% to 5.25% during this period. The Federal Reserve subsequently reduced its target federal fund rate 3 times during the fiscal year ended June 30, 2009 from 0 to 1/4%.  A normalization of the prior year’s inverted yield occurred during that year as a result of the Federal Reserves policy. The Federal Reserve did not make any further changes to it federal funds rate during the fiscal year-ended June 30, 2014.  The federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have decreased, while intermediate-and long-term market interest rates have remained stable, which we use as a guide to our loan pricing, have not decreased nor increased proportionately. The Bank has begun to realize a reduction in its deposit portfolio average rate more recently.

Quantitative Analysis. The following table presents the Bank’s net portfolio value as of June 30, 2014. The Bank outsources its interest rate risk modeling and the net portfolio values in this table were calculated by an outside consultant, based on information provided by the Bank.

		At June 30, 2014
		Net Portfolio Value		Net Portfolio Value as % of Present Value of Assets
Changes in Rates		$ Amount	$ Change	% Change	Net Portfolio Value Ratio	Basis Point Change
		(In thousands)
+500	bp	___	(48,299)	-100.00	0.00	(1,389 bp)
+400	bp	16,574	(31,725)	-65.68	5.59	(830 bp)
+300	bp	25,350	(22,949)	-47.52	8.18	(571 bp)
+200	bp	35,611	(12,688)	-26.27	11.00	(289 bp)
+100	bp	43,558	(4,741)	-9.82	12.94	(95 bp)
0	bp	48,299	N/A	N/A	13.89	N/A

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

The report of ParenteBeard on the Company’s consolidated financial statements as of and for the fiscal year ended June 30, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

Item 9A. Controls and Procedures

       (a)   Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2014.

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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2014.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information that appears under the headings “Proposal I – Election of Directors,” “Section 16(a) Beneficial Reporting Compliance” and “Corporate Governance” in the Registrant’s definitive proxy statement for the Registrant’s 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Proxy Statement”) is incorporated herein by reference.

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

(d)
Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of June 30, 2014 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)           The following financial statements and the reports of independent registered public accounting firms appear in this Annual Report on Form 10-K immediately after this Item 15:

Consolidated Statements of Financial Condition as of June 30, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) For the Years Ended June 30, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended June 30, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended June 30, 2014 and 2013
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           The following exhibits are filed as part of this report:

3.1	Charter of MSB Financial Corp. *
3.2	Bylaws of MSB Financial Corp. *
4	Stock Certificate of MSB Financial Corp.*
10.1	Employment Agreement with Michael A. Shriner, As Amended and Restated
10.2	Employment Agreement with Jeffrey E. Smith, As Amended and Restated
10.3	Employment Agreement with Nancy E. Schmitz, As Amended and Restated
10.4	Form of Executive Life Insurance Agreement*
10.5	Millington Savings Bank Executive Incentive Retirement Plan Agreement for the Benefit of Senior Officers*
10.6	Millington Savings Bank Directors Consultation and Retirement Plan*
10.7	MSB Financial Corp. 2008 Stock Compensation and Incentive Plan, As Amended and Restated**
16	Letter of concurrence from ParenteBeard, LLC ***
21	Subsidiaries of the Registrant
23.1	Consent of BDO USA, LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document ****
101.SCH	XBRL Schema Document ****
101.CAL	XBRL Calculation Linkbase Document ****
101.LAB	XBRL Labels Linkbase Document ****
101.PRE	XBRL Presentation Linkbase Document ****
_______________
*	Incorporated by reference to the Registrant’s Form S-1 Registration Statement File No. 333-137294)
**	Incorporated by reference to the Registrant’s Form S-8 Registration Statement File No. 333-164264)
***	Incorporated by reference to the exhibit to the Registrant’s Current Report on Form 8-K filed on July 8, 2013. (File No. 001-33246).
****	Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MSB Financial Corp.
Millington, New Jersey

We have audited the accompanying consolidated statement of financial condition of MSB Financial Corp. and Subsidiaries (collectively the “Company”) as of June 30, 2014 and 2013 and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSB Financial Corp. and Subsidiaries at June 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, New York
September 26, 2014

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30,
	2014	2013
	(Dollars in thousands)

Cash and due from banks	$6,432	$19,941
Interest-earning demand deposits with banks	876	4,814

Cash and Cash Equivalents	7,308	24,755

Securities held to maturity (fair value of $83,636 and $78,367, respectively)	84,932	80,912
Loans receivable, net of allowance for loan losses of $3,686 and $4,270, respectively	230,275	223,256
Other real estate owned	409	530
Premises and equipment	8,486	8,882
Federal Home Loan Bank of New York stock, at cost	2,190	1,827
Bank owned life insurance	7,136	6,919
Accrued interest receivable	1,318	1,229
Other assets	3,192	4,282

Total Assets	$345,246	$352,592

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$22,206	$18,559
Interest bearing	241,183	261,908

Total Deposits	263,389	280,467

Advances from Federal Home Loan Bank of New York	38,000	30,000
Advance payments by borrowers for taxes and insurance	494	132
Other liabilities	2,553	2,480

Total Liabilities	304,436	313,079

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,010,437 and 5,010,437 shares outstanding	562	562
Paid-in capital	24,616	24,473
Retained earnings	21,670	20,682
Unallocated common stock held by ESOP (75,878 and 92,740 shares, respectively)	(759)	(927)
Treasury stock, at cost, 610,188 and 610,188 shares, respectively	(5,244)	(5,244)
Accumulated other comprehensive loss	(35)	(33)

Total Stockholders’ Equity	40,810	39,513

Total Liabilities and Stockholders’ Equity	$345,246	$352,592

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended June 30,
	2014	2013
	(Dollars in thousands)
Interest Income
Loans receivable, including fees	$10,033	$10,435
Securities held to maturity	1,870	1,504
Other	89	93

Total Interest Income	11,992	12,032

Interest Expense
Deposits	1,655	2,007
Borrowings	767	714

Total Interest Expense	2,422	2,721

Net Interest Income	9,570	9,311

Provision for Loan Losses	600	4,044

Net Interest Income after Provision for Loan Losses	8,970	5,267

Non-Interest Income
Fees and service charges	407	329
Income from bank owned life insurance	217	217
Unrealized gain on trading securities	-	1
Other	100	103

Total Non-Interest Income	724	650

Non-Interest Expenses
Salaries and employee benefits	3,784	3,859
Directors compensation	444	495
Occupancy and equipment	1,343	1,403
Service bureau fees	626	553
Advertising	144	162
FDIC assessment	410	291
Professional services	547	543
Other	860	983

Total Non-Interest Expenses	8,158	8,289

Income (Loss) before Income Taxes	1,536	(2,372)
Income Tax Expense (Benefit)	548	(987)
Net Income (Loss)	$988	$(1,385)

Weighted average number of shares of common stock outstanding-basic and diluted	4,926	4,933

Earnings (Loss) per common share-basic and diluted	$0.20	$(0.28)

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) – (Continued)

	Years Ended June 30,
	2014	2013
	(Dollars in thousands)
Other comprehensive (loss) income, net of tax

Defined benefit pension plans:

Actuarial loss arising during period, net of tax of $1 and $36, respectively	$2	$50

Reclassification adjustment for prior service cost included in net income, net of tax of $2 and $4, respectively	2	7

Reclassification adjustment for net actuarial (gain) loss included in net income, net of tax ($5) and $6, respectively	(6)	11

Other comprehensive (loss) income	(2)	68

Comprehensive income (loss)	$986	$(1,317)

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

				Unallocated
				Common		Accumulated
				Stock		Other	Total
	Common	Paid-In	Retained	Held by	Treasury	Comprehensive	Stockholders'
	Stock	Capital	Earnings	ESOP	Stock	Loss	Equity
	(Dollars in thousands)
Balance - June 30, 2012	$562	$24,214	$22,067	$(1,096)	$(4,768)	$(101)	$40,878

Net loss			(1,385)				(1,385)
Other comprehensive income, net of tax						68	68
Allocation of ESOP stock		(58)		169			111
Treasury stock repurchased (74,855 Shares)					(476)		(476)
Amortization of restricted stock plan shares (22,023 Shares)		180					180
Stock-based compensation		137					137

Balance - June 30, 2013	$562	$24,473	$20,682	$(927)	$(5,244)	$(33)	$39,513

Net income			988				988
Other comprehensive loss, net of tax						(2)	(2)
Allocation of ESOP stock		(37)		168			131
Amortization of restricted stock plan shares (21,584 Shares)		180					180

Balance - June 30, 2014	$562	$24,616	$21,670	$(759)	$(5,244)	$(35)	$40,810

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2014	2013
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$988	$(1,385)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net accretion of securities discounts and deferred loan fees and costs	(13)	(263)
Depreciation and amortization of premises and equipment	496	567
Stock based compensation and allocation of ESOP stock	311	428
Provision for loan losses	600	4,044
Loss on impairment of other real estate owned	—	64
Gain on sale of other real estate owned	(142)	(62)
Decrease (increase) in net deferred tax asset	448	(494)
Income from bank owned life insurance	(217)	(217)
Unrealized gain on trading securities	—	(1)
(Increase) decrease in accrued interest receivable	(89)	112
Decrease in other assets	644	257
Increase in other liabilities	69	77

Net Cash Provided by Operating Activities	3,095	3,127

Cash Flows from Investing Activities
Activity in held to maturity securities:
Purchases	(8,380)	(71,755)
Maturities, calls and principal repayments	4,262	41,622
(Increase) decrease in loans receivable	(9,203)	10,674
Purchase of bank premises and equipment	(100)	(49)
Purchase of bank owned life insurance	—	(588)
Purchase of Federal Home Loan Bank of New York stock	(565)	(462)
Redemption of Federal Home Loan Bank of New York stock	202	—
Capitalized improvements of other real estate owned	(87)	(72)
Proceeds from the sale of other real estate owned	2,045	2,276
Proceeds from sale of trading securities	—	53

Net Cash Used in Investing Activities	(11,826)	(18,301)

Cash Flows from Financing Activities
Net decrease in deposits	(17,078)	(3,331)
Advances from Federal Home Loan Bank of New York	11,500	10,000
Repayment of advances from Federal Home Loan Bank of New York	(3,500)	—
Increase in advance payments by borrowers for taxes and insurance	362	35
Cash dividends paid to minority shareholders	—	(56)
Purchase of treasury stock	—	(476)

Net Cash (Used in) Provided by Financing Activities	(8,716)	6,172

Net Decrease in Cash and Cash Equivalents	(17,447)	(9,002)

Cash and Cash Equivalents – Beginning	24,755	33,757
Cash and Cash Equivalents – Ending	$7,308	$24,755

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Years Ended June 30,
	2014	2013
	(Dollars in thousands)
Supplementary Cash Flows Information
Interest paid	$2,425	$2,723

Income taxes paid	$1	$239

Loan receivable transferred to other real estate	$1,695	$2,736

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

MSB Financial, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization. The MHC has not engaged in any significant business other than its ownership interest in the Company since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company. At June 30, 2014, the MHC owned 61.7% of the Company’s outstanding common shares.

The Bank is a New Jersey chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The primary business of the Bank is attracting retail deposits from the general public and using those deposits together with funds generated from operations, principal repayments on securities and loans and borrowed funds, for its lending and investing activities. The Bank’s loan portfolio primarily consists of one-to-four family and home equity residential loans, commercial loans, and construction loans. It also invests in U.S. government obligations and mortgage-backed securities. The Bank is regulated by the New Jersey Department of Banking and Insurance and the FDIC. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) regulates the MHC and the Company as savings and loan holding companies.

The primary business of Millington Savings Service Corp (the “Service Corp”) was the ownership and operation of a single commercial rental property, which was sold during the year ended June 30, 2007. Currently the Service Corp is inactive.

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

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of June 30, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 - Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with banks with original maturities of three months or less.

Securities

Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of being sold in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of applicable income taxes, reported in a separate component of stockholders’ equity.  The Company had no trading or available for sale securities as of June 30, 2014 and 2013.

Individual securities are considered impaired when their fair value is less than amortized cost. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are “temporary” or “other-than-temporary” in accordance with applicable accounting guidance.  Accordingly, the Company accounts for temporary impairments based upon a security’s classification as trading, available for sale or held to maturity.  Temporary impairments on available for sale securities are recognized, on a tax-effected basis, through other comprehensive income (loss) with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes.  Temporary impairments of held to maturity securities are not recognized in the consolidated financial statements; however, information concerning the amount and duration of impairments on held to maturity securities is disclosed in the notes to the consolidated financial statements.  The carrying value of securities held in the trading portfolio is adjusted to fair value through earnings on a monthly basis.

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

The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value of a security has been lower than the cost, and the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer.  The Company also assesses its intent with regard to selling or holding each security as well as any conditions which may require the sale of security prior to the recovery of fair value to a level which equals or exceeds amortized cost.

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

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or when management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Certain loans may remain on accrual status if they are in the process of collection and are either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Company’s loans receivable portfolio is comprised of the following segments: residential mortgage, commercial real estate, construction, commercial and industrial and consumer.  Some segments of the

Note 2 - Summary of Significant Accounting Policies (Continued)

Company’s loan receivable portfolio are further disaggregated into classes which allow management to more accurately monitor risk and performance.

The residential mortgage loan segment is disaggregated into two classes: one-to-four family loans, which are primarily first liens, and home equity loans, which consist of first and second liens.  The commercial real estate loan segment includes owner and non-owner occupied loans which have medium risk based on historical experience with these type of loans.  The construction loan segment is further disaggregated into two classes: one-to-four family owner-occupied, which includes land loans, whereby the owner is known and there is less risk, and other, whereby the property is generally under development and tends to have more risk than the one-to-four family owner-occupied loans.  The commercial and industrial loan segment consists of loans made for the purpose of financing the activities of commercial customers. The majority of commercial and industrial loans are secured by real estate and thus carry a lower risk than traditional commercial and industrial loans.  The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

Loans whose terms are modified are classified as a troubled debt restructuring (“TDR”) if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a TDR generally involve a reduction in interest rate below market rate given the associated credit risk, or an extension of a loan’s stated maturity date or capitalization of interest and/or escrow. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as TDRs are designated as impaired until they are ultimately repaid in full or foreclosed and sold.  The nature and extent of impairment of TDRs, including those which experienced a subsequent default, is considered in the determination of an appropriate level of allowance for loan losses.

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

Management believes no impairment charge was necessary related to the FHLB restricted stock during fiscal years 2014 or 2013.

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

Income Taxes Expense (Benefit)

The Company and its subsidiaries file a consolidated federal income tax return with the MHC. Federal income taxes are allocated based on the contribution of their respective income or loss to the consolidated income tax return. Separate state income tax returns are filed.

Federal and state income taxes have been provided in these consolidated financial statements on the basis of reported income (loss). The amounts reflected on the income tax returns differ from these provisions due principally to temporary differences in the reporting of certain items of income and expense for financial reporting and income tax reporting purposes. Deferred income taxes are recorded to recognize such temporary differences.

The Company follows the provisions of FASB ASC 740, “Income Taxes”, formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN48”).  ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation under ASC 740, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended June 30, 2014 and 2013. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statement of income (loss). The Company did not recognize any interest and penalties for the years ended June 30, 2014 and 2013.  The tax years subject to examination by the taxing authorities are the years ended June 30, 2013, 2012, and 2011.

Off-Balance Sheet Credit-Related Financial Instruments

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under lines of credit. Such financial instruments are recorded when they are funded.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings (loss) per share did not differ from basic earnings (loss) per share for the years ended June 30, 2014 and 2013, as the 275,410 weighted average number of outstanding stock options for the years ended June 30, 2014 and 2013, were all anti-dilutive and the Company incurred a net loss during 2013.

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

Note 3 - Stock Offering and Stock Repurchase Program

A Registration Statement on Form S-1 (File No. 333-137294), as amended, was filed by the Company with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, relating to the offer for sale of up to 2,199,375 shares (subject to increase to 2,529,281 shares) of its common stock at $10.00 per share. The offering closed on January 4, 2007 and 2,529,281 shares were sold for gross proceeds of $25,292,810, including 202,342 shares sold to the Bank’s newly established ESOP. Net proceeds of the offering totaled approximately $24.5 million. Concurrent with the closing of the offering, the MHC received 3,091,344 shares of Company common stock in exchange for the 10,000 shares previously owned. At June 30, 2014, the MHC is the majority stockholder of the Company owning 61.7% of the Company’s outstanding common stock. Prior to January 4, 2007, the MHC owned 100% of the Company’s outstanding 10,000 shares of common stock.

Since the first repurchase program authorized by the Company’s Board of Directors on January 29, 2008, the Company has repurchased 610,188 shares of the Company’s common stock through several repurchase programs.  The Company did not repurchase any shares during the year ended June 30, 2014.

The Company did not declare or pay any cash dividends during the years ended June 30, 2014 and 2013.

Note 4 - Securities Held to Maturity

The amortized cost of securities held to maturity and their fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2014:
U.S. Government agencies	$49,177	$49	$1,551	$47,675
Mortgage-backed securities	26,089	464	338	26,215
Corporate bonds	4,630	56	5	4,681
Certificates of deposits	5,036	30	1	5,065

	$84,932	$599	$1,895	$83,636

June 30, 2013:
U.S. Government agencies	$46,194	$84	$2,131	$44,147
Mortgage-backed securities	24,768	297	754	24,311
Corporate bonds	4,669	15	72	4,612
Certificates of deposits	5,281	17	1	5,297

	$80,912	$413	$2,958	$78,367

All mortgage-backed securities at June 30, 2014 and 2013 have been issued by FNMA, FHLMC or GNMA and are secured by 1-4 family residential real estate.

The amortized cost and fair value of securities held to maturity at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
U.S. Government agencies:
Due after one year through five years	$23,000	$22,497
Due after five years through ten years	12,177	11,835
Due thereafter	14,000	13,343
	49,177	47, 675

Mortgage-backed securities	26,089	26,215

Corporate Bonds
Due after one year through five years	4,630	4,681

Certificates of Deposits
Due within one year	1,425	1,427
Due after one year through five years	3,611	3,638
	5,036	5,065

	$84,932	$83,636

Note 4 - Securities Held to Maturity (Continued)

There were no sales of securities held to maturity during the years ended June 30, 2014 and 2013.  At June 30, 2014 and 2013 securities held to maturity with a fair value of approximately $764,000 and $782,000, respectively, were pledged to secure public funds on deposit.

The following table provides the gross unrealized losses and fair value of securities in an unrealized loss position, by the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2014:
U.S. Government agencies	$36,339	$1,341	$6,290	$210	$42,629	$1,551
Mortgage-backed securities	17,022	325	816	13	17,838	338
Corporate bonds	1,031	5	—	—	1,031	5
Certificates of deposits	489	1	—	—	489	1
	$54,881	$1,672	$7,106	$223	$61,987	$1,895

June 30, 2013:
U.S. Government agencies	$42,048	$2,131	$—	$—	$42,048	$2,131
Mortgage-backed securities	18,401	754	—	—	18,401	754
Corporate bonds	2,980	72	—	—	2,980	72
Certificates of deposits	246	1	—	—	246	1
	$63,675	$2,958	$—	$—	$63,675	$2,958

At June 30, 2014, management concluded that the unrealized losses above (which related to thirty-one U.S. Government agency bonds, twenty-two mortgage-backed securities, two corporate bonds and two certificate of deposit compared to thirty-one U.S. Government agency bonds, fourteen mortgage-backed securities, five corporate bonds and one certificate of deposit, as of June 30, 2013) were temporary in nature since they were not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the full recovery of fair value to a level which equals or exceeds amortized cost.  The losses above are primarily related to market conditions and are considered noncredit related and temporary.

Note 5 - Loans Receivable and Allowance for Loan Losses

The composition of total loans receivable at June 30, 2014 and 2013 was as follows:

	2014	2013
	(In thousands)
Residential mortgage:
One-to-four family	$143,283	$136,704
Home equity	38,484	40,682

	181,767	177,386

Commercial real estate	32,036	32,171
Construction	12,517	8,895
Commercial and industrial	9,666	9,267

	54,219	50,333

Consumer:
Deposit accounts	602	611
Automobile	33	111
Personal	36	32
Overdraft protection	161	175

	832	929

Total Loans Receivable	236,818	228,648

Loans in process	(2,491)	(745)
Deferred loan fees	(366)	(377)

	$233,961	$227,526

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following tables present impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of June 30, 2014 and 2013.

	June 30, 2014			Year Ended June 30, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$15,975	$16,667	$-	$14,982	$620
Home equity	1,740	1,756	-	2,019	41
Commercial real estate	1,973	2,431	-	1,404	76
Construction One-to-four family owner-occupied	1,707	1,936	-	1,365	97
Other	750	750	-	920	36
Commercial and industrial	648	1,187	-	813	36
	22,793	24,727	-	21,503	906
With an allowance recorded:
Residential mortgage
One-to-four family	-	-	-	632	-
Home equity	-	-	-	294	-
Commercial real estate	-	-	-	752	-
Construction
One-to-four family owner-occupied	-	-	-	341	-
Other	137	138	73	110	3
Commercial and industrial	-	-	-	-	-
	137	138	73	2,129	3
Total:
Residential mortgage
One-to-four family	15,975	16,667	-	15,614	620
Home equity	1,740	1,756	-	2,313	41
Commercial real estate	1,973	2,431	-	2,156	76
Construction
One-to-four family owner-occupied	1,707	1,936	-	1,706	97
Other	887	888	73	1,030	39
Commercial and industrial	648	1,187	-	813	36
	$22,930	$24,865	$73	$23,632	$909

(1)
As of June 30, 2014, impaired loans listed above include $16.7 million of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of June 30, 2014, $13.4 million of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

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

(1) As of June 30, 2013, impaired loans listed above included $18.1 million of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of June 30, 2013, $11.8 million of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from nonaccrual status and considered performing.

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of June 30, 2014 and 2013:

As of June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$27,280	$3,062	$1,621	$-	$-	$31,963
Construction
One-to-four family owner-occupied	850	-	1,707	-	-	2,557
Other	6,851	445	64	-	73	7,433
Commercial and industrial	8,769	105	778	-	-	9.652

Total	$43,750	$3,612	$4,170	$-	$73	$51,605

As of June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$27,025	$2,491	$2,515	$-	$72	$32,103
Construction
One-to-four family owner-occupied	2,845	-	1,693	-	14	4,552
Other	1,980	988	-	601	-	3,569
Commercial and industrial	8,188	113	923	-	22	9,246

Total	$40,038	$3,592	$5,131	$601	$108	$49,470

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table represents the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of June 30, 2014 and 2013:

As of June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$2,496	1,381	2,185	6,062	$137,048	$143,110	$4,346	$310
Home equity	32	125	1,207	1,364	37,049	38,413	1,586	51
Commercial real estate	-	-	1,248	1,248	30,715	31,963	1,248	-
Construction
One-to-four family owner-occupied	-	-	-	-	2,557	2,557	-	-
Other	-	-	-	-	7,433	7,433	137	-
Commercial and industrial	9	-	170	179	9,473	9,652	635	-
Consumer	4	-	-	4	829	833	-	-
Total	$2,541	$1,506	$4,810	$8,857	$225,104	$233,961	$7,952	$361

As of June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$3,910	1,525	5,822	11,257	$125,189	$136,446	$7,955	$501
Home equity	412	127	1,317	1,856	38,825	40,681	1,502	146
Commercial real estate	782	-	1,805	2,587	29,516	32,103	2,587	-
Construction
One-to-four family owner-occupied	-	-	-	-	4,552	4,552	-	-
Other	1,000	-	601	1,601	1,968	3,569	601	-
Commercial and industrial	472	49	280	801	8,445	9,246	-	-
Consumer	5	-	-	5	924	929	802	-
Total	$6,581	$1,701	$9,825	$18,107	$209,419	$227,526	$13,447	$647

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The following table summarizes the allowance for loan losses and the loan receivable balances, by the portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2014 and 2013.

	As of June 30, 2014
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
	(In thousands)
Allowance for loan
losses:
Ending Balance	$2,183	$860	$379	$256	$8	$3,686
Ending balance: individually evaluated for impairment	$-	$-	$73	$-	$-	$73
Ending balance: collectively evaluated for impairment	$2,183	$860	$306	$256	$8	$3,613

Loans receivables:
Ending balance	$181,524	$31,963	$9,990	$9,652	$832	$233,961
Ending balance: individually evaluated for impairment	$17,715	$1,973	$2,594	$648	$-	$22,930
Ending balance: collectively evaluated for impairment	$163,809	$29,990	$7,396	$9,004	$832	$211,031

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

	As of June 30, 2013
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan	(In thousands)
losses:
Ending Balance	$3,036	$706	$238	$276	$11	$3	$4,270
Ending balance: individually evaluated for impairment	$291	$88	$23	$31	$-	$-	$433
Ending balance: collectively evaluated for impairment	$2,745	$618	$215	$245	$11	$3	$3,837

Loans receivables:
Ending balance	$177,127	$32,103	$8,121	$9,246	$929	$-	$227,526
Ending balance: individually evaluated for impairment	$19,553	$3,240	$3,308	$900	$-	$-	$27,001
Ending balance: collectively evaluated for impairment	$157,574	$28,863	$4,813	$8,346	$929	$-	$200,525

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

The following table presents changes in the allowance for loan losses for the years ended June 30, 2014 and 2013:

	Year Ended June 30, 2014
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning	$3,036	$706	$238	$276	$11	$3	$4,270
Provisions	(351)	494	246	208	6	(3)	600
Loans charged-off	(537)	(340)	(119)	(236)	(9)	-	(1,241)
Recoveries	35	-	14	8	-	-	57
Balance, ending	$2,183	$860	$379	$256	$8	$-	$3,686

	Year Ended June 30, 2013
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
	(In Thousands)
Allowance for loan losses:
Balance, beginning	$1,808	$445	$527	$272	$13	$-	$3,065
Provisions	3,039	609	44	346	3	3	4,044
Loans charged-off	(1,867)	(348)	(333)	(342)	(5)	-	(2,895)
Recoveries	56	-	-	-	-	-	56
Balance, ending	$3,036	$706	$238	$276	$11	$3	$4,270

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $16.7 million and $18.1 million at June 30, 2014 and June 30, 2013, respectively.  The majority of the Company’s TDRs are on accrual status. TDRs on accrual status were $13.4 million and $11.8 million at June 30, 2014 and June 30, 2013, while TDRs on non-accrual status were $3.2 million and $6.2 million at those respective dates.  At June 30, 2014 and 2013, the allowance for loan losses included specific reserves of $73,000 and $152,000, respectively, related to TDRs.

The Company had two loans modified as TDRs during the year ended June 30, 2014.  One of the loans was a residential adjustable rate mortgage whereby the borrower was able to pay past due interest and escrow.  The past due principal was re-amortized over the remaining term. There was no change in the interest rate or maturity date.  The other loan was a fixed rate mortgage whereby the past due taxes were capitalized and the Company granted interest-only payments until March 2015.  In addition, tax escrows will be required on an on-going basis.  There was no change in the interest rate or maturity date.

The Company had eighteen loans modified in TDRs during the year ended June 30, 2013. Three of these loans were restructured as interest only for a one-year period. Four of the loans were commercial lines of credit that were extended for another twelve months of which two were given higher rates and two remained at the same rate. One loan had the maturity extended from a 20-year term to a 30-year term with a reduced rate.  Five loans had interest rates reduced for a five-year period. One loan had a rate reduction for a one-year period.  One commercial construction loan was restructured bringing in a new owner and scheduling annual principal step-downs over a three-year period which will result in a full payout. Three loans were restructured by capitalizing past due amounts of interest and escrow and granting lower rates.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following tables summarize by class loans modified into TDRs during the years ended June 30, 2014 and 2013.

	Year Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		((Dollars in thousands)
Residential Mortgage
One-to-four family	2	$1,054	$1,071

Total	2	$1,054	$1,071

	Year Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Residential Mortgage
One-to-four family	10	$3,625	$3,582
Commercial real estate	3	1,119	1.063
Construction
Other	1	1,150	987
Commercial and industrial	4	214	214

Total	18	$6,108	$5,846

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following tables summarize loans modified in TDRs during the previous 12 months and for which there was a subsequent payment default during the years ended June 30, 2014 and June 30, 2013.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

	Year Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Residential Mortgage
Commercial real estate	1	$409	$409
Commercial and industrial	2	23	68

Total	3	$432	$477

	Year Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Residential Mortgage
One-to-four family	1	$156	$127

Total	1	$156	$127

Note 6 - Premises and Equipment

The components of premises and equipment at June 30, 2014 and 2013 were as follows:

	2014	2013
	(In thousands)

Land	$1,937	$1,937
Buildings and improvements	8,477	8,469
Leasehold improvements	1,767	1,787
Furnishings and equipment	1,835	1,887
Assets being developed for future use	15	3

	14,031	14,083
Accumulated depreciation and amortization	(5,545)	(5,201)

	$8,486	$8,882

Note 7 - Accrued Interest Receivable

The components of interest receivable at June 30, 2014 and 2013 were as follows:

	2014	2013
	(In thousands)

Loans	$886	$847
Securities held to maturity	432	382

	$1,318	$1,229

Note 8 - Deposits

Deposits at June 30, 2014 and 2013 consist of the following classifications:

	2014		2013
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Non-interest bearing demand	$22,206	—%	$18,559	—%
NOW	31,899	0.15	31,973	0.14
Super NOW	4,791	0.20	3,991	0.20
Savings and club	102,241	0.21	112,385	0.21
Money market demand	3,724	0.23	3,611	0.23
Certificates of deposit	98,528	1.32	109,948	1.40

	$263,389	0.60%	$280,467	0.65%

A summary of certificates of deposit by maturity at June 30, 2014 is as follows (in thousands):

Year ended June 30:
2015	$62,142
2016	19,058
2017	9,154
2018	3,515
2019	2,527
Thereafter	2,132

$98,528

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $41,775,000 and $44,740,000 at June 30, 2014 and 2013, respectively. Generally, deposits in excess of $250,000 are not insured by the FDIC.

A summary of interest expense on deposits for the years ended June 30, 2014 and 2013 is as follows:

	2014	2013
	(In thousands)

NOW, super NOW and money market demand	$50	$51
Savings and club	233	251
Certificates of deposit	1,372	1,705

	$1,655	$2,007

Note 9 - Borrowings

The Company participates in the FHLB of New York (the “FHLB of NY”) Overnight Advance Program. Advances under this program allow the Company to borrow up to the balance of its qualifying mortgage loans that have been pledged as collateral, less any related outstanding indebtedness. As of June 30, 2014 and 2013, the Company had $69.5 million and $80.8 million, respectively, available for borrowing under this agreement.

Term advances due to the FHLB of NY at June 30, 2014 and 2013 consisted of the following:

Maturity	Fixed Interest Rate	2014	2013
		(in thousands)

February 25, 2016	0.780%	$5,000	$5,000
March 07, 2016	0.780	5,000	5,000
November 27, 2017	3.272	10,000	10,000
March 05, 2018	3.460	10,000	10,000

	2.504%	$30,000	$30,000

The advances are secured by a blanket assignment of unpledged and qualifying mortgage loans.

In addition, the Company had an $8.0 million overnight advance with the Federal Home Loan Bank of New York as of June 30, 2014.  The Company did not have any overnight advances with the Federal Home Loan Bank as of June 30, 2013.

As of June 30, 2014, the Company also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements that it could access if necessary.  There were no amounts outstanding on the line at June 30, 2014 and 2013.

Note 10 - Lease Commitments and Total Rental Expense

The Company leases three branch locations under long-term operating leases. Future minimum lease payments by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consisted of the following at June 30, 2014 (in thousands):

Year Ended June 30:
2015	$415
2016	415
2017	431
2018	333
2019	263
Thereafter	307

$2,164

The total rental expense for all leases was approximately $407,000 for the years ended June 30, 2014 and 2013,  respectively.

Note 11 - Income Taxes

The total tax expense (benefit) consisted of the following for the years ended June 30, 2014 and 2013:

	2014	2013
	(In thousands)

Current income tax expense (benefit):
Federal	$7	$(394)
State	93	(99)

	100	(493)
Deferred income tax expense (benefi)t:
Federal	408	(384)
State	40	(110)

	448	(494)

	$548	$(987)

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense (benefit) included in the statements of comprehensive (loss) income at June 30, 2014 and 2013, is as follows:

	2014		2013
	Amount	% of Pretax Income	Amount	% of Pretax Income
	(Dollars in thousands)

Federal income tax at statutory rate	$522	34.0%	$(807)	34.0%
State tax, net of federal benefit	88	5.8	(138)	5.8
Bank Owned Life Insurance	(74)	(4.8)	(69)	2.9
Stock options	(19)	(1.3)	57	(2.4)
Other	31	2.0	(30)	1.3

	$548	35.7%	$(987)	41.6%

The components of the net deferred tax asset at June 30, 2014 and 2013 were as follows:

	2014	2013
	(In thousands)
Deferred tax assets:
Allowances for losses on loans and commitments	$1,484	$1,717
Uncollected interest	142	425
Benefit plans	1,007	962
Restricted stock award	72	72
Other	63	56
	2,768	3,232
Deferred tax liabilities
Depreciation	(148)	(166)
Net deferred tax asset	$2,620	$3,066

Note 11 - Income Taxes (Continued)

Retained earnings included $1,466,000 at June 30, 2014 and 2013, for which no provision for income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 (the “Act”) eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from the “applicable excess reserve” defined as the total amount of reserve over the base year reserve. The Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

Note 12 - Benefit Plans

Directors’ Retirement Plan

The Bank has a Directors’ Retirement Plan, which provides that certain directors meeting specified age and service requirements may retire and continue to be paid. This plan is unfunded.

The following table sets forth the accumulated benefit obligation, the changes in the plan’s projected benefit obligation and the plan’s funded status as of and for the years ended June 30, 2014 and 2013:

	2014	2013
	(Dollars in thousands)

Accumulated benefit obligation – ending	$1,356	$1,231

Projected benefit obligation – beginning	$1,380	$1,340
Service cost	22	17
Interest cost	67	56
Actuarial loss	19	(10)
Benefit payments	(34)	(23)

Projected benefit obligation – ending	$1,454	$1,380

Plan assets at fair value – beginning	$—	$—
Employer contribution	34	23
Benefit payments	(34)	(23)

Plan assets at fair value – ending	$—	$—

Funded status at end of year (included in other liabilities)	$1,454	$1,380

Assumptions:
Discount rate	4.50%	5.00%
Rate of compensation increase	3.00%	3.00%

Note 12 - Benefit Plans (Continued)

Directors’ Retirement Plan (Continued)

Net periodic pension cost for the years ended June 30, 2014 and 2013 included the following:

	2014	2013
	(Dollars in thousands)

Service cost	$22	$17
Interest cost	67	56
Amortization of unrecognized loss	17	33
Amortization of unrecognized past service liability	4	11

Net periodic pension cost	$110	$117

Assumptions:
Discount rate	5.00%	4.25%
Rate of compensation	3.00%	3.00%

For the year ended June 30, 2015 the Bank expects to contribute $69,000 to the plan.

Estimated future benefit payments for the years ending June 30, which reflect expected future service, as appropriate, are as follows (in thousands):

2015	$69
2016	96
2017	103
2018	110
2019	130
2020 – 2023	742

As of June 30, 2014 and 2013, unrecognized past service liabilities and actuarial losses aggregating approximately $240,000 and $244,000 respectively, were included, net of income taxes of $96,000 and $98,000 respectively, in accumulated other comprehensive loss. Approximately $22,000 of this amount is expected to be recognized as a component of net periodic pension cost during the year ending June 30, 2015.

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

The following table sets forth the accumulated benefit obligation, changes in the plan’s projected benefit obligation and the plan’s funded status as of and for the years ended June 30, 2014 and 2013:

	2014	2013
	(Dollars in thousands)

Accumulated benefit obligation – ending	$459	$442

Projected benefit obligation – beginning	$442	$472
Service cost	39	47
Interest cost	22	20
Actuarial gain	(22)	(76)
Benefits paid	(22)	(21)

Projected benefit obligation and funded status – ending (included in other liabilities)	$459	$442

Assumption:
Discount rate	4.50%	5.00%

Net periodic pension cost for the years ended June 30, 2014 and 2013, included the following:

	2014	2013
	(Dollars in thousands)

Service cost	$39	$47
Interest cost	22	20
Amortization of unrecognized gain	(28)	(16)
Net periodic pension cost	$33	$51

Assumption:
Discount rate	5.00%	4.25%

Note 12 - Benefit Plans (Continued)

Executive Incentive Retirement Plan (Continued)

For the year ending June 30, 2015, the Bank expects to contribute $31,000 to the plan.

Estimated future benefit payments for the years ending June 30, which reflect expected future service, as appropriate, are as follows (in thousands):

2015	$31
2016	31
2017	32
2018	32
2019	33
2020 – 2023	233

As of June 30, 2014 and 2013, actuarial gains of approximately $182,000 and $188,000, respectively, were included, net of income taxes of $73,000 and $75,000, respectively, in accumulated other comprehensive loss.  Approximately $29,000 of this amount is expected to be recognized as a component of net periodic pension cost during the year ending June 30, 2015.

401(k) Savings and Profit Sharing Plan

The Bank sponsors a savings and profit sharing plan, pursuant to Section 401(k) of the Internal Revenue Code (“IRC”), for all eligible employees. The plan has a profit sharing component paid annually by the Bank of 3% of each eligible employee’s compensation. Employees may also elect to defer up to 80% of their compensation, subject to IRC limitations. The Bank will match 50% of the first 6% of the employee’s salary deferral up to a maximum of 3% of each employee’s compensation. The Plan expense amounted to approximately $53,000 and $48,000 for the years ended June 30, 2014 and 2013, respectively. The Bank terminated the annual 3% profit sharing component of the plan, effective December 31, 2012, but still matches 50% of the first 6% of the employee’s salary deferral up to a maximum of 3% of each employee’s compensation.

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

Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants. Base compensation is the basis for allocation to participants of contributions to the ESOP and shares released from the suspense account, as described by the ESOP, in the year of allocation.

Note 12 - Benefit Plans (Continued)

ESOP shares pledged as collateral were initially recorded as unallocated ESOP shares in the consolidated statement of financial condition. On a monthly basis, 1,405 shares are allocated and compensation expense is recorded equal to the number of allocated shares multiplied by the monthly average market price of the Company’s common stock and the allocated shares become outstanding for basic earnings per common share computations. The difference between the fair value of shares and the cost of the shares allocated by the ESOP is recorded as an adjustment to paid-in capital.  ESOP compensation expense was approximately $131,000 and $111,000 for the years ended June 30, 2014 and 2013, respectively.

ESOP shares at June 30 are summarized as follows:

	2014	2013

Allocated shares - beginning	109,602	92,741
Shares allocated during the year	16,862	16,861
Allocated shares - ending	126,464	109,602

Total ESOP Shares	202,342	202,342

Fair value of unallocated shares	$614,612	$669,576

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

Management recognized compensation expense for the fair value of the options, which have graded vesting, on a straight-line basis over the requisite service period of the awards. As of May 9, 2013 all shares in the plan became vested and the Company did not record any stock option expense during the fiscal year ended June 30, 2014 compared to $137,000 in stock option expense along with a $19,000 income tax benefit recorded during the fiscal year ended June 30, 2013.

Note 12 - Benefit Plans (Continued)

A summary of stock options for the years ended June 30, 2014 and 2013 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at June 30, 2013	275,410	10.75	4.8 years	—
Ou g at Outstanding at June 30, 2014	275,410	10.75	3.8 years	—

Exercisable at June 30, 2014	275,410	10.75	3.8 years	—

Shares issued upon the exercise of stock options are planned to be issued from treasury stock.  The 275,410 shares outstanding as of June 30, 2014 are fully vested.  There is no unrecognized compensation expense related to these options as of June 30, 2014.

On November 9, 2009, Company’s stockholders approved an amendment to the 2008 Plan to increase the number of shares of the Company’s common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574, with such additional shares to be available for awards in the form of restricted stock awards.  On November 24, 2009, the Company purchased 110,164 shares of its common stock at a purchase price of $932,000, which amount, was charged to paid-in capital.  On December 14, 2009, the Board of Directors granted 110,164 shares of restricted stock to certain employees and directors.  The restricted stock awards are to be vested over a five year period and expensed accordingly based on the fair value at the date of grant.  For each of the fiscal years ended June 30, 2014 and 2013, the Company recognized approximately $180,000 in stock-based compensation expense related to restricted stock awards along with an income tax benefit of $72,000. Unrecognized compensation expense relating to unvested restricted stock awards outstanding at June 30, 2014 is $82,000. This amount will be recognized over a weighted average period of 0.5 years.

The following is a summary of the activity related to the Company’s restricted stock awards for the year ended June 30, 2014:

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested at June 30, 2013	44,076	$8.15
Vested	(21,584)	8.15

Unvested at June 30, 2014	22,492	$8.15

Note 13 - Transactions with Officers and Directors

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its officers, directors, their immediate families, and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others with the exception that all employees with one year of service, directors and executive officers are offered a 50 basis point reduction for consumer loans or primary residence mortgage loans. These persons were indebted to the Bank for loans totaling $7,728,000 and $9,956,000 at June 30, 2014 and 2013, respectively. During the year ended June 30, 2014, $755,000 of new loans and $571,000 of repayments were made. In addition, one director that was placed on emeritus status and non-voting status, resulted in a $2,412,000 reduction in loan indebtness to the Bank related to him and his immediate family.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible, core and risk-based capital as defined in the regulations. Management believes, as of June 30, 2014 and 2013, that the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2014, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum core, Tier 1 risk-based and total risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Note 14 - Regulatory Capital (Continued)

The following table presents a reconciliation of GAAP capital and regulatory capital and information as to the Bank’s capital levels at the dates presented:

					To be well capitalized
					under prompt
			For capital adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2014:
Tangible	$35,862	10.39%	$5,179	>1.50%	N/A	N/A
Core (leverage)	35,862	10.39	13,812	>4.00	17,264	>5.00%
Tier 1 risk-based	35,862	17.45	8,221	>4.00	12,331	>6.00
Total risk-based	38,444	18.71	16,442	>8.00	20,552	>10.00

June 30, 2013:
Tangible	$34,651	9.93%	$5,234	>1.50%	N/A	N/A
Core (leverage)	34,651	9.93	13,958	>4.00	17,447	>5.00%
Tier 1 risk-based	34,651	16.87	8,216	>4.00	12,324	>6.00
Total risk-based	37,243	18.13	16,432	>8.00	20,539	>10.00

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

Note 15 - Commitments and Contingencies (Continued)

At June 30, 2014 and 2013, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2014	2013
	(In thousands)

Commitments to grant loans	$2,122	$7,671
Unfunded commitments under lines of credit	20,093	23,659
Standby letters of credit	247	327

	$22,462	$31,657

At June 30, 2014, the commitments to grant loans included a $172,000 fixed rate mortgage loan with an interest rate of 4.00%; an adjustable rate mortgage loan of $200,000 with an initial rate of 4.00% adjusting to 6.25% after 10 years and a commercial real estate loan of $1,750,000 with 10 year balloon payment based on a 20 year amortization and an initial rate of 4.00% fixed for the first five years and a variable rate based on the Wall Street Journal Prime + 1.00% for the second five years.  Of the unfunded commitments under lines of credit at June 30, 2014, $16,805,706 was available under the Bank’s home equity lending program, $547,058 was available under the overdraft protection lending program and $2,740,392 was available under commercial lines of credit.  Amounts outstanding under these unfunded lines have interest rates ranging from 1.00% below prime rate to 4.00% over the prime rate.

At June 30, 2013, commitments to grant loans included $871,342 of fixed rate mortgage loans with interest rates ranging from 3.125% to 4.50%; adjustable rate mortgage loans of $2,700,000 with an initial rate of 3.25% adjusting to 6.00% after 10 years and a $4,100,000 variable rate construction loan based on the Wall Street Journal Prime Rate + 1.00%, with a floor rate of 5.00%.  Of the unfunded commitments under lines of credit at June 30, 2013, $19,398,349 was available under the Bank’s home equity lending program, $541,890 was available under the overdraft protection lending program and $3,718,882 was available under commercial lines of credit.  Amounts outstanding under these unfunded lines have interest rates ranging from 1.00% below prime rate to 4.00% over the prime rate.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit when deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The fair values of these obligations were immaterial as of June 30, 2014 and 2013.

Note 16 - Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Bank did not have any financial assets measured at fair value on a recurring basis as of June 30, 2014 and 2013.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarize those assets measured at fair value on a non-recurring basis as of June 30, 2014 and 2013:

	June 30, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Impaired loans	$—	$—	$2,789	$2,789

	June 30, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Impaired loans	$—	$—	$15,066	$15,066

Note 16 - Fair Value Measurements (Continued)

For Level 3 input assets measured at fair value on non-recurring basis as of June 30, 2014 and 2013, the significant unobservable inputs used in fair value measurements were as follows:

June 30, 2014
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$2,789	Appraisal of	Appraisal
		Collateral	adjustments	0% to - 19.4% (1.1%)
Liquidation
			expense	4.2% to -57.9% (7.7%)

June 30, 2013
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$15,066	Appraisal of	Appraisal
		collateral	adjustments	0% to - 37.9% (3.5%)
Liquidation
			expense	0.11% to -27.4% (7.9%)

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

Other real estate is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of June 30, 2014 and 2013, there was no further impairment of the other real estate owned below the cost basis established at the time the other real owned was originally recognized.  Accordingly, the table above does not include other real estate owned.

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

Note 16 - Fair Value Measurements (Continued)

The following presents the carrying amount and the fair value as of June 30, 2014 and June 30, 2013, and placement in the fair value hierarchy as of June 30, 2013, of the Company’s financial instruments which are carried on the consolidated statement of financial condition at cost and are not measured or recorded at fair value on a recurring basis.  This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

	Carrying	Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
	(In thousands)
As of June 30, 2014
Financial assets:
Securities held to maturity	$84,932	$83,636	$—	$83,636	$—
Loans receivable (1)	230,275	230,300	—	—	230,300

Financial liabilities:
Certificate of deposits	98,528	100,120	—	100,120	—
Advances from Federal Home Loan Bank of New York	38,000	39,281	—	39,281	—

As of June 30, 2013
Financial assets:
Securities held to maturity	80,912	78,367	—	78,367	—
Loans receivable (1)	223,256	227,556	—	—	227,556

Financial liabilities:
Certificate of deposits	109,948	111,797	—	111,797	—
Advances from Federal Home Loan Bank of New York	30,000	32,208	—	32,208	—

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreement, into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of June 30, 2014 and 2013, the fair value of the commitments to extend credit was not considered to be material.

Note 17 - Parent Only Financial Statements

Condensed Statements of Financial Condition
	June 30,
	2014	2013
	(In thousands)
Assets
Cash and due from banks	$3,232	$2,994
Loan receivable	996	1,172
Investments in subsidiaries	36,504	35,257
Other assets	178	1,172

Total Assets	$40,910	$40,595

Liabilities
Other liabilities	$100	$1,082
Total liabilities	100	1,082

Stockholders’ Equity
Common stock	562	562
Paid-in capital	24,616	24,473
Retained earnings	21,670	20,682
Unallocated common stock held by ESOP	(759)	(927)
Treasury stock	(5,244)	(5,244)
Accumulated other comprehensive loss	(35)	(33)

Total Stockholders’ Equity	40,810	39,513

Total Liabilities and Stockholders’ Equity	$40,910	$40,595

Condensed Statements of Comprehensive (Loss) Income
	Years Ended June 30,
	2014	2013
	(In thousands)
Equity in undistributed earnings of subsidiaries	$1,118	$(1,272)
Interest income	91	105
Non-interest expense	(226)	(221)

Income (Loss) Before Income Taxes	983	(1,388)

Income tax benefit	(5)	(3)

Net Income (Loss)	$988	$(1,385)

Comprehensive Income (Loss)	$986	$(1,317)

Note 17 - Parent Only Financial Statements (Continued)

Condensed Statements of Cash Flows
	Years Ended June 30,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$988	$(1,385)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(1,118)	1,272
Net change in other assets and liabilities	192	88

Net Cash Provided by (Used in) Operating Activities	62	(25)

Cash Flows from Investing Activities
Repayment of ESOP loan receivable	176	162

Net Cash Provided by Investing Activities	176	162

Cash Flows from Financing Activities
Dividends paid to minority stockholders	-	(56)
Purchase of treasury stock	-	(476)
Capital distribution to Bank	-	(1,000)

Net Cash Used in Financing Activities	-	(1,532)

Net Increase (Decrease) in Cash and Cash Equivalents	238	(1,395)

Cash and Cash Equivalents - Beginning	2,994	4,389

Cash and Cash Equivalents - Ending	$3,232	$2,994

Note 18 - Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the years ended June 30, 2014 and 2013:

	Year Ended June 30, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

Interest income	$2,965	$3,005	$3,038	$2,984
Interest expense	632	617	585	588

Net Interest Income	2,333	2,388	2,453	2,396

Provision for loan losses	150	150	150	150

Net Interest Income after Provision for Loan Losses	2,183	2,238	2,303	2,246

Non-interest income	181	182	184	177
Non-interest expenses	1,987	2,037	2,117	2,017

Income before Income Taxes	377	383	370	406

Income tax expense	129	132	127	160

Net Income	$248	$251	$243	$246

Earnings per share:
Basic and diluted	$0.05	$0.05	$0.05	$0.05

Note 18 - Quarterly Results of Operations (Unaudited) (Continued)

	Year Ended June 30, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)

Interest income	$3,142	$3,000	$2,985	$2,905
Interest expense	727	689	648	657

Net Interest Income	2,415	2,311	2,337	2,248

Provision for loan losses	746	2,973	175	150

Net Interest Income (Loss) after Provision for Loan Losses	1,669	(662)	2,162	2,098

Non-interest income	159	162	159	170
Non-interest expenses	2,004	2,122	2,188	1,975

(Loss) Income before Income Taxes	(176)	(2,622)	133	293

Income tax (benefit) expense	(84)	(1,047)	44	100

Net (Loss) Income	$(92)	$(1,575)	$89	$193

(Loss) Earnings per share:
Basic and diluted	$(0.02)	$(0.32)	$0.02	$0.04

Note 19 – Reclassifications Out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Twelve Months Ended June 30, 2014
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$(4)	(b)	Directors compensation
Unrecognized loss	(17)	(b)	Directors compensation
Unrecognized gain	28	(b)	Salary and employee benefits
	7		Total before tax
	(3)		Income tax (expense)
Total reclassifications for the period	$4		Net of tax

(a)           Amounts in parenthesis indicate debits to profit/loss.
(b)	These accumulated other comprehensive components are included in the computation of net periodic pension cost. (See Note 12 for additional details).

Note 20 – Recent Accounting Pronouncements

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

            In July 2013, FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists.  The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date.  For public entities, the guidance is effective for the fiscal years beginning after December 15, 2013 and interim periods within those years.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2014, FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors, which clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements

             In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In June 2014, FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which amends previously issued guidance on this topic. The amendments in this Update require two accounting changes.  (1) repurchase-to-maturity transactions will be accounted for as secured borrowing transactions on the balance sheet, rather than sales and (2) for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. This ASU also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The ASU also requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee.  For public entities, the accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. All entities are required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 26, 2014.

MSB FINANCIAL CORP.

/s/ Michael A. Shriner
	By:	Michael A. Shriner
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on September 26, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

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