Form 10-Q
period 2014-09-30
MSB FINANCIAL CORP.
filed 2014-11-14
CIK 1374783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: October 30, 2014:

$0.10 par value common stock 5,010,437 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at September 30, 2014 and June 30, 2014	2

	Consolidated Statements of Comprehensive Income for the
	Three Months Ended September 30, 2014 and 2013	3

	Consolidated Statements of Cash Flows for the Three Months
	Ended September 30, 2014 and 2013	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of	32
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4:	Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	37

Item 1A:	Risk Factors	37

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3:	Defaults Upon Senior Securities	38

Item 4:	Mine Safety Disclosures	38

Item 5:	Other Information	38

Item 6:	Exhibits	38

SIGNATURES		39

CERTIFICATIONS

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	June 30,
	2014	2014
	(Dollars in thousands, except per share amount)

Cash and due from banks	$7,698	$6,432
Interest-earning demand deposits with banks	1,266	876

Cash and Cash Equivalents	8,964	7,308

Securities held to maturity (fair value of $79,586 and $83,636, respectively)	81,099	84,932
Loans receivable, net of allowance for loan losses of $3,532 and $3,686, respectively	232,688	230,275
Other real estate owned	1,034	409
Premises and equipment	8,409	8,486
Federal Home Loan Bank of New York stock, at cost	1,800	2,190
Bank owned life insurance	7,191	7,136
Accrued interest receivable	1,194	1,318
Other assets	3,112	3,192

Total Assets	$345,491	$345,246

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$28,018	$22,206
Interest bearing	241,245	241,183

Total Deposits	269,263	263,389

Advances from Federal Home Loan Bank of New York	32,000	38,000
Advance payments by borrowers for taxes and insurance	453	494
Other liabilities	2,659	2,553

Total Liabilities	304,375	304,436

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,010,437 outstanding	562	562
Paid-in capital	24,654	24,616
Retained earnings	21,897	21,670
Unallocated common stock held by ESOP (71,663 and 75,878 shares, respectively)	(717)	(759)
Treasury stock, at cost, 610,188 shares	(5,244)	(5,244)
Accumulated other comprehensive loss	(36)	(35)

Total Stockholders’ Equity	41,116	40,810

Total Liabilities and Stockholders’ Equity	$345,491	$345,246

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30,
	2014	2013
	(In thousands, except
	per share Amounts)
Interest Income:
Loans receivable, including fees	$2,512	$2,488
Securities held to maturity	452	452
Other	23	25
Total Interest Income	2,987	2,965

Interest Expense
Deposits	395	445
Borrowings	196	187

Total Interest Expense	591	632

Net Interest Income	2,396	2,333

Provision for Loan Losses	100	150

Net Interest Income after Provision for Loan Losses	2,296	2,183

Non-Interest Income
Fees and service charges	86	98
Income from bank owned life insurance	55	56
Other	21	27
Total Non-Interest Income	162	181

Non-Interest Expenses
Salaries and employee benefits	1,011	962
Directors compensation	127	112
Occupancy and equipment	339	331
Service bureau fees	115	160
Advertising	31	37
FDIC assessment	72	119
Professional services	195	148
Other	226	118
Total Non-Interest Expenses	2,116	1,987

Income before Income Taxes	342	377
Income Tax Expense	115	129
Net Income	$227	$248

Weighted average number of shares of common stock
Outstanding basic and diluted	4,937	4,920
Earnings per share - basic and diluted	$0.05	$0.05

See notes to unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income – (Continued)

	Three Months Ended September 30,
	2014	2013
	(In thousands, except per share amounts)
Other comprehensive loss, net of tax

Defined benefit pension plans:

Reclassification adjustment for prior service cost included in net income, net of tax of $- and $-, respectively	$-	$1

Reclassification adjustment for net actuarial gain included in net income, net of tax of ($1) and ($1), respectively	(1)	(2)

Total Other comprehensive loss	(1)	(1)

Comprehensive income	$226	$247

See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net Income	$227	$248
Adjustments to reconcile net income to net
cash provided by operating activities:
Net (accretion) amortization of securities discounts and deferred loan fees and costs	(2)	4
Depreciation and amortization of premises and equipment	120	129
Stock based compensation and allocation of ESOP stock	80	76
Provision for loan losses	100	150
Gain on sale of other real estate owned	-	(123)
Income from bank owned life insurance	(55)	(56)
Decrease in accrued interest receivable	124	38
Decrease (increase) in other assets	81	(319)
Increase in other liabilities	104	145
Net Cash Provided by Operating Activities	779	292

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	-	(8,379)
Maturities, calls and principal repayments	3,809	418
Net increase in loans receivable	(3,100)	(3,224)
Purchase of premises and equipment	(43)	(29)
Redemption of Federal Home Loan Bank of NY stock	390	-
Capitalized improvements of other real estate owned	(12)	(5)
Proceeds from sale of other real estate owned	-	1,178
Net Cash Provided by (Used) in Investing Activities	1,044	(10,041)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	5,874	(6,477)
Repayment of advance from FHLB of NY	(6,000)	-
(Decrease) increase in advance payments by borrowers for taxes and insurance	(41)	184
Net Cash Used in Financing Activities	(167)	(6,293)

Net Increase (Decrease) in Cash and Cash Equivalents	1,656	(16,042)
Cash and Cash Equivalents – Beginning	7,308	24,755
Cash and Cash Equivalents – Ending	$8,964	$8,713

Supplementary Cash Flows Information
Interest paid	$583	$635
Loan receivable transferred to other real estate owned	$613	$773

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

MSB Financial, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization of the Bank. The MHC has not engaged in any significant business other than its ownership interest in the Company since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company. At September 30, 2014, the MHC owned 61.7% of the Company’s outstanding common shares.

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at September 30, 2014 and for the three months ended September 30, 2014 and 2013.  The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statement of financial condition for June 30, 2014 was derived from the Company’s audited consolidated financial statements as of and for the year then ended. That data, along with the interim financial information presented in the consolidated statements of financial condition, comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements as of and for the year ended June 30, 2014, including the notes thereto included in the Company’s Annual Report on Form 10-K.

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

In October 2014, the Company was made aware that a fraudulent cashiers’ check had been deposited into the account of a customer with the proceeds having been withdrawn by wire transfer before the fraud was discovered.  An investigation of the situation and the potential recovery of losses are in their early stages. While we believe this was an isolated incident, no other conclusions have been reached concerning the responsibility by any party for any potential losses, nor has there been a determination of whether or not existing insurance policies of any party will cover all or part of any such losses. Should there be no additional recoveries, including from insurance or other funds on deposit, and the Company were to absorb all the known losses associated with this activity (excluding the costs of investigation), it would incur an after-tax expense of approximately $263,000.

Note 4 – Earnings Per Share

Basic earnings per share is computed by dividing net income  by the weighted average number of common shares outstanding during the period, exclusive of the unallocated shares held by the Employee Stock Ownership Plan (“ESOP”) and unvested shares of restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method.  Diluted earnings per share did not differ from basic earnings per share for the three months ended September 30, 2014 and 2013, as the 275,410 weighted average number of outstanding stock options were all anti-dilutive.

Note 5 – Stock Based Compensation

On March 10, 2008, the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan. This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the shares at the grant date. The grant date fair value of the options was estimated to be $2.99 per share based on the Black-Scholes option pricing model. Options are exercisable for 10 years from date of grant.  As of June 30, 2014 and 2013 all stock based compensation expense related to these awards had been recognized.

On November 9, 2009 the Company’s the 2008 Plan was amended.  The primary purpose of the amendment was to increase the number of shares of Company common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of restricted stock awards.  The Company re-purchased 110,164 shares of the Company common stock for an aggregate purchase price of $932,000 and on December 14, 2009, granted the shares to certain employees and directors.  The restricted stock awards vest over a five-year period and expensed over that time based on the fair value of the Company’s common stock at the date of grant.  During each of the three-month periods ended September 30, 2014 and 2013, the Company recognized stock based compensation expense related to these awards of $45,000 with a tax benefit of $18,000.  As of September 30, 2014, $37,000 in stock based compensation expense related to these awards remains to be recognized. This remaining expense will be recorded during the quarter ending December 31, 2014.

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

Assets Measured at Fair Value on a Recurring Basis

The Bank did not have any financial assets measured at fair value on a recurring basis as of September 30, 2014 and June 30, 2014.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes those assets measured at fair value on a non-recurring basis as of September 30, 2014 and June 30, 2014:

	September 30, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$119	$119

	June 30, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$2,789	$2,789

For Level 3 assets measured at fair value on non-recurring basis as of September 30, 2014 and June 30, 2014, the significant unobservable inputs used in fair value measurements were as follows:

As of September 30, 2014
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$119	Appraisal of	Appraisal
		collateral	adjustments	0% to - 0% (0.0%)
Liquidation
			expense	6.6% to -23.2% (12.4%)

As of June 30, 2014
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$2,789	Appraisal of	Appraisal
		collateral	adjustments	0% to – 19.4% (1.1%)
Liquidation
			expense	4.2% to -57.9% (7.7%)

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

Other real estate owned is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate owned is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of September 30, 2014 and June 30, 2014 there was no further impairment of the other real estate owned balance below the cost basis established at the time the other real estate owned was originally recognized.  Accordingly, the table above does not include other real estate owned.

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

The following presents the carrying amount and the fair value as of September 30, 2014 and June 30, 2014, and placement in the fair value hierarchy of the Company’s financial instruments which are carried on the consolidated statement of financial condition at cost and are not recorded at fair value on a recurring basis.  This table excludes financial instruments for which carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

	Carrying	Fair	Level 1	Level 2	Level 3
As of September 30, 2014	Amount	Value	Inputs	Inputs	Inputs
	(In thousands)
Financial assets:
Securities held to maturity	$81,099	$79,586	$-	$79,586	$-
Loans receivable (1)	232,688	233,436	-	-	233,436

Financial liabilities:
Certificate of deposits	97,494	98,953	-	98,953	-
Advances from Federal Home Loan Bank of New York	32,000	32,999	-	32,999	-

As of June 30, 2014
Financial assets:
Securities held to maturity	84,932	83,636	-	83,636	-
Loans receivable (1)	230,275	230,300	-	-	230,300

Financial liabilities:
Certificate of deposits	98,528	100,120	-	100,120	-
Advances from Federal Home Loan Bank of New York	38,000	39,281	-	39,281	-

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

Loans Receivable

The fair value of loans is based upon a multitude of sources, including assumed current market rates by category and the Company’s current offering rates.  Both fixed and variable rate loan fair values are derived at using a discounted cash flow methodology.  For variable rate loans, repricing terms, including next repricing date, repricing frequency and repricing rate are factored into the discounted cash flow formula.

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of September 30, 2014 and June 30, 2014, the fair value of the commitments to extend credit was not considered to be material.

Note 7 - Loans Receivable and Allowance for Credit Losses

The composition of loans receivable at September 30, 2014 and June 30, 2014 was as follows:

	September 30, 2014	June 30, 2014
	(In thousands)
Residential mortgage:
One-to-four family	$144,093	$143,283
Home equity	38,287	38,484

	182,380	181,767

Commercial real estate	33,088	32,036
Construction	12,220	12,517
Commercial and industrial	9,754	9,666

	55,062	54,219
Consumer:
Deposit accounts	825	602
Automobile	29	33
Personal	34	36
Overdraft protection	178	161

	1,066	832

	238,508	236,818

Loans in process	(1,944)	(2,491)
Deferred loan fees	(344)	(366)

	$236,220	$233,961

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

The following tables present impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of September 30, 2014 and June 30, 2014.  The average recorded investment and interest income recognized is presented for the three-month periods ended September 30, 2014 and 2013.

	September 30, 2014			June 30, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$15,230	$15,922	$-	$15,975	$16,667	$-
Home equity	772	832	-	1,740	1,756	-
Commercial real estate	1,880	2,337	-	1,973	2,431	-
Construction
One-to-four family occupied	1,707	1,936		1,707	1,936
Other	500	500	-	750	750	-
Commercial and industrial	691	1,221	-	648	1,187	-
	20,780	22,748	-	22,793	24,727	-
With an allowance recorded:
Residential mortgage
One-to-four family	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Construction
One-to-four family occupied	-	-	-	-	-	-
Other	137	138	72	137	138	73
Commercial and industrial	40	49	1	-	-	-
	177	187	73	137	138	73
Total:
Residential mortgage
One-to-four family	15,230	15,922	-	15,975	16,667	-
Home equity	772	832	-	1,740	1,756	-
Commercial real estate	1,880	2,337	-	1,973	2,431	-
Construction
One-to-four family occupied	1,707	1,936	-	1,707	1,936	-
Other	637	638	73	887	888	73
Commercial and industrial	731	1,270	-	648	1,187	-
	$20,957	$22,935	$73	$22,930	$24,865	$73

As of September 30, 2014 and June 30, 2014, impaired loans listed above included $14.6 million and $16.7 million, respectively, of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of September 30, 2014 and June 30, 2014, $11.9 million and $13.4 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such removed from non-accrual status and considered performing.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential
One-to-four family	$15,603	$138	$14,090	$164
Home equity	1,256	5	2,538	5
Commercial real estate	1,926	17	1,427	10
Construction
One-to-four family occupied	1,707	24	853	24
Other	625	9	1,175	17
Commercial and industrial	650	7	864	9
	21,767	200	20,947	229
With an allowance recorded:
Residential mortgage
One-to-four family	-	-	1,310	4
Home equity	-	-	601	-
Commercial real estate	-	-	1,321	6
Construction
One-to-four family occupied	-	-	853	-
Other	137	1	69	-
Commercial and industrial	40	-	8	-
	177	1	4,162	10
Total:
Residential mortgage
One-to-four family	15,603	138	15,400	168
Home equity	1,256	5	3,139	5
Commercial real estate	1,926	17	2,748	16
Construction
One-to-four family occupied	1,707	24	1,706	24
Other	762	10	1,244	17
Commercial and industrial	690	7	872	9
	$21,944	$201	$25,109	$239

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

The following tables present the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of September 30, 2014 and June 30, 2014:

As of September 30, 2014	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)

Commercial real estate	$28,431	$2,973	1,617	$-	$-	$33,021
Construction
One-to-four family owner occupied	1,263	-	1,707	-	-	2,970
Other	6,196	942	64	-	73	7,275
Commercial and Industrial	8,864	104	775	-	-	9,743

Total	$44,754	$4,019	$4,163	$-	$73	$53,009

As of June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)

Commercial real estate	$27,280	$3,062	1,621	$-	$-	$31,963
Construction
One-to-four family owner occupied	850	-	1,707	-	-	2,557
Other	6,851	445	64	-	73	7,433
Commercial and Industrial	8,769	105	778	-	-	9,652

Total	$43,750	$3,612	$4,170	$-	$73	$51,605

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables represent the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of September 30, 2014 and June 30, 2014:

As of September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$2,304	1,054	2,779	6,137	$137,757	$143,894	$3,894	$310
Home equity	500	732	487	1,719	36,532	38,251	662	50
Commercial real estate	410	-	1,244	1,654	31,367	33,021	1,381	-
Construction
One-to-four family owner occupied	-	-	-	-	2,970	2,970	-	-
Other	-	-	-	-	7,275	7,275	-	-
Commercial and industrial	191	86	170	447	9,296	9,743	632	-
Consumer	8	3	-	11	1,055	1,066	-	-
Total	$3,413	$1,875	$4,680	$9,968	$226,252	$236,220	$6,569	$360

As of June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$2,496	1,381	2,185	6,062	$137,048	$143,110	$4,346	$310
Home equity	32	125	1,207	1,364	37,049	38,413	1,586	51
Commercial real estate	-	-	1,248	1,248	30,715	31,963	1,248	-
Construction
One-to-four family owner occupied	-	-	-	-	2,557	2,557	-	-
Other	-	-	-	-	7,433	7,433	137	-
Commercial and industrial	9	-	170	179	9,473	9,652	635	-
Consumer	4	-	-	4	829	833	-	-
Total	$2,541	$1,506	$4,810	$8,857	$225,104	$233,961	$7,952	$361

Allowance for Loan Losses

The following tables summarize the allowance for loan losses, by the portfolio segment segregated into the amounts required for loans individually evaluated for impairment and the amounts required for loans collectively evaluated for impairment as of September 30, 2014 and June 30, 2014.  The activity in the allowance for loan losses is presented for the three-month periods ended September 30, 2014 and 2013 (in thousands):

	As of September 30, 2014
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$2,227	$700	$331	$247	$10	$17	$3,532
Ending balance: individually evaluated for impairment	$-	$-	$72	$1	$-	$-	$73
Ending balance: collectively evaluated for impairment	$2,227	$700	$259	$246	$10	$17	$3,459

Loans receivables:
Ending balance	$182,145	$33,021	$10,245	$9,743	$1,066	$-	$236,220
Ending balance: individually evaluated for impairment	$16,002	$1,880	$2,344	$731	$-	$-	$20,957
Ending balance: collectively evaluated for impairment	$166,143	$31,141	$7,901	$9,012	$1,066	$-	$215,263

	As of June 30, 2014
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total
Allowance for loan losses:
Ending balance	$2,183	$860	$379	$256	$8	$3,686
Ending balance: individually evaluated for impairment	$-	$-	$73	$-	$-	$73
Ending balance: collectively evaluated for impairment	$2,183	$860	$306	$256	$8	$3,613

Loans receivables:
Ending balance	$181,524	$31,963	$9,990	$9,652	$832	$233,961
Ending balance: individually evaluated for impairment	$17,715	$1,973	$2,594	$648	$-	$22,930
Ending balance: collectively evaluated for impairment	$163,809	$29,990	$7,396	$9,004	$832	$211,031

	Three Months Ended September 30, 2014
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning Balance	$2,183	$860	$379	$256	$8	$-	$3,686
Charge-offs	(285)	-	-	-	-	-	(285)
Recoveries	31	-	-	-	-	-	31
Provisions	298	(160)	(48)	(9)	2	17	100
Ending balance	$2,227	$700	$331	$247	$10	$17	$3,532

	Three Months Ended September 30, 2013
	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning Balance	$3,036	$706	$238	$276	$11	$3	$4,270
Charge-offs	(279)	-	(118)	(54)	-	-	(451)
Recoveries	11	-	-	-	-	-	1
Provisions	(138)	197	79	16	(4)	-	150
Ending balance	$2,630	$903	$199	$238	$7	$3	$3,980

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

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $14.6 million and $16.7 million at September 30, 2014 and June 30, 2014 respectively.  The majority of the Bank’s TDRs are on accrual status.  TDRs on accrual status were $11.9 million and $13.4 million at September 30, 2014 and June 30, 2014, while TDRs on non-accrual status were $2.7 million and $3.2 million at these respective dates.  At September 30, 2014 and June 30, 2014, the allowance for loan losses included specific reserves of $73,000 and $73,000, respectively, related to TDRs.

The following table summarizes by class loans modified in troubled debt restructurings during the three months ended September 30, 2014 and 2013.  There were no loans modified in troubled debt restructurings during the three months ended September 30, 2014.  There was one loan modified in a troubled debt restructuring during the three months ended September 30, 2013. The loan was re-amortized based on its current balance with no changes to interest rate or remaining term.

	Three Months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	1	$818	$816

Total	1	$818	$816

The Bank did not have any loans modified in troubled debt restructuring during the previous 12 months and for which there was a subsequent payment default during the three months ended September 30, 2014 and 2013.

Note 8 - Securities Held to Maturity

The amortized cost of securities held to maturity and their estimated fair values as of September 30, 2014 and June 30, 2014, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014	(In Thousands)

U.S U.S. Government agencies:
Due after one year to five years	$23,000	$-	$538	$22,462
Due after five through ten years	9,180	-	334	8,846
Due after ten years	14,000	12	686	13,326

	46,180	12	1,558	44,634

Mortgage-backed securities	25,753	383	399	25,737
B
Corporate bonds:
Due after one year to five years	4,621	43	18	4,646

Certificates of deposit:
Due within one year	1,425	4	-	1,429
Due after one year to five years	3,120	21	1	3,140

	4,545	25	1	4,569

	$81,099	$463	$1,976	$79,586

Note 8 - Securities Held to Maturity - Continued

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014	(In Thousands)

U.S U.S. Government agencies:
Due after one year to five years	$23,000	$-	$503	$22,497
Due after five through ten years	12,177	13	355	11,835
Due thereafter	14,000	36	693	13,343
	49,177	49	1,551	47,675

Mortgage-backed securities	26,089	464	338	26,215

Corporate bonds:
Due after one through five years	4,630	56	5	4,681

Certificates of deposit:
Due within one year	1,425	2	-	1,427
Due after one through five years	3,611	28	1	3,638
	5,036	30	1	5,065

	$84,932	$599	$1,895	$83,636

All mortgage-backed securities at September 30, 2014 and June 30, 2014 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and estimated fair value of securities held to maturity at September 30, 2014 and June 30, 2014, as shown above, are reported by contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three months ended September 30, 2014 and 2013.  At September 30, 2014 and June 30, 2014, securities held to maturity with a fair value of approximately $754,000 and $764,000, respectively, were pledged to secure public funds on deposit.

Note 8 - Securities Held to Maturity - Continued

The following tables set forth the gross unrealized losses and fair value of securities in an unrealized loss position as of September 30, 2014 and June 30, 2014, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2014:
U.S. Government agencies	$—	$—	$42,622	1,558	$42,622	$1,558
Mortgage-backed securities	—	—	17,407	399	17,407	399
Corporate bonds	990	10	1,024	8	2,014	18
Certificates of deposit	488	1	—	—	488	1

	$1,478	$11	$61,053	$1,965	$62,531	$1,976

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2014
U.S. Government agencies	$36,339	$1,341	$6,290	$210	$42,629	$1,551
Mortgage-backed securities	17,022	325	816	13	17,838	338
Corporate bonds	1,031	5	—	—	1,031	5
Certificates of deposit	489	1	—	—	489	1

	$54,881	$1,672	$7,106	$223	$61,987	$1,895

At September 30, 2014, management concluded that the unrealized losses summarized above (which related to thirty-one U.S. Government agency bonds, seventeen mortgage-backed securities, three corporate bonds and two certificates of deposit compared to thirty-one U.S. Government agency bonds, twenty-two mortgage-backed securities, two corporate bonds and two certificate of deposit as of June 30, 2014) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized an other-than-temporary impairment loss on these securities.

Note 9 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended
	September 30,
	2014	2013
	(In thousands)
Service cost	$15	$15
Interest cost	21	22
Amortization of unrecognized loss (gain)	(2)	(3)
Amortization of past service liability	-	1
	$34	$35

The Company previously disclosed in its annual report on Form 10-K as of June 30, 2014 that it expected to contribute $99,000 to the Plan during the current fiscal year.  As of September 30, 2014, the Company contributed $25,000.

Note 10 – Stock Offering and Stock Repurchase Program

During the three months ended September 30, 2014 the Company did not repurchase any shares of its common stock.

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

Note 12 – Reclassifications Out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$ -	(b)	$ (1)	Directors compensation
Unrecognized loss	(5)	(b)	(4)	Directors compensation
Unrecognized gain	7	(b)	7	Salary and employee benefits
	2		2	Total before tax
	(1)		(1)	Income tax expense
Total reclassifications for the period	$ 1		$ 1	Net of tax

(a)           Amounts in parenthesis indicate debits to profit/loss.
(b)	These accumulated other comprehensive components are included in the computation of net periodic pension cost. (See Note 9 for additional details).

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

The allowance for loan losses represents our best estimate of losses known and inherent in our loan portfolio that are both probable and reasonable to estimate. In determining the amount of the allowance for loan losses, we consider the losses inherent in our loan portfolio and changes in the nature and volume of our loan activities, along with general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans for which specific reserves may be established; and (2) establishment of general valuation allowances on the remainder of the loan portfolio. We maintain a loan review system which provides for a systematic review of the loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loan, type of collateral and the financial condition of the borrower. Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management’s judgment.

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

Comparison of Financial Condition at September 30, 2014 and June 30, 2014

General. Total assets were $345.5 million at September 30, 2014, compared to $345.2 million at June 30, 2014, an increase of $245,000 or 0.1%.  The Company experienced a $2.4 million or 1.0% increase in loans receivable, net and a $1.7 million or 22.7% increase in cash and cash equivalents, while securities held to maturity decreased by $3.8 million or 4.5% at September 30, 2014 compared to June 30, 2014.  Deposits increased by $5.9 million or 2.2%, while advances from the Federal Home Loan Bank of New York decreased by $6.0 million or 15.8% at September 30, 2014 compared to June 30, 2014.  The increase in the loans receivable, net balance was primarily due to increased loan originations, while the decrease in securities held to maturity was primarily due to a called security.  The decrease in advances from the Federal Home Loan Bank of New York was primarily due to an increase in deposit balances for the same comparative period.

Total assets increased by $245,000 or 0.1% between periods, while total liabilities decreased by $61,000, and the ratio of average interest-earning assets to average-interest bearing liabilities increased  to 116.6% for the three months ended September 30, 2014 as compared to 114.1% for year ended June 30, 2014.  Stockholders’ equity increased by $306,000 or 0.7% to $41.1 million at September 30, 2014 compared to $40.8 million at June 30, 2014.

Loans. Loans receivable, net, increased by $2.4 million or 1.0% from $230.3 million at June 30, 2014 to $232.7 million at September 30, 2014.  As a percentage of assets, loans increased to 67.3% at

September 30, 2014 from 66.7% at September 30, 2013.  The Bank’s commercial real estate loan portfolio grew by $1.1 million or 3.3%, the one-to-four family loan portfolio increased by $810,000 or 0.6%, the deposit account loan portfolio increased by $223,000 or 37.0%, and the commercial and industrial loan and overdraft protection loan portfolios increased by $88,000 and $17,000 or 0.9% and 10.6%, respectively, between June 30, 2014 and September 30, 2014.  Correspondingly, the construction loan portfolio decreased by $297,000 or 2.4%, the home equity loan portfolio decreased by $197,000 or 0.5%, the automobile loan portfolio decreased by $4,000 or 12.1%, and the personal loan portfolio decreased by $2,000 or 5.6%, between June 30, 2014 and September 30, 2014.

Securities. Our portfolio of securities held to maturity totaled $81.1 million at September 30, 2014 as compared to $84.9 million at June 30, 2014.   Maturities, calls and principal repayments during the three months ended September 30, 2013 totaled $3.8 million.  The Bank did not purchase any new securities during the three months ended September 30, 2014.

Deposits. Total deposits at September 30, 2014 were $269.3 million, a $5.9 million increase from $263.4 million at June 30, 2014.  Demand account categories increased by $8.2 million, while savings and club accounts decreased by $1.3 million, and certificates of deposit decreased by $1.0 million.

Borrowings. Total borrowings at September 30, 2014 were $32.0 million, compared to $38.0 million at June 30, 2014.  There were $2.0 million in overnight advances with the Federal Home Loan Bank of New York at September 30, 2014, compared to $8.0 million at June 30, 2014.

Equity. Stockholders’ equity was $41.1 million at September 30, 2014 compared to $40.8 at June 30, 2014, an increase of $306,000 or 0.7%. The increase in shareholders’ equity was due to a $227,000 increase in retained earnings related to net income, a $42,000 decrease in unallocated common stock held by the ESOP and an increase of $38,000 in paid-in capital related to the Company’s stock-based compensation plan, offset by a $1,000 increase in other comprehensive loss.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General.  The Company had net income of $227,000 for the quarter ended September 30, 2014 compared to net income of $248,000 for the quarter ended September 30, 2013.  The decrease in net income was due to an increase in non-interest expense, a decrease in non-interest income, partially offset by an increase in net interest income and a decrease in the provision for loan losses and income tax expense for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net Interest Income. Net interest income was $2.4 million for the quarter ended September 30, 2014 compared to $2.3 million for the quarter ended September 30, 2013.  The $63,000 increase in net interest income was the result of a $22,000 increase in total interest income, in addition to a $41,000 decrease in total interest expense.

The $22,000 increase in total interest income for the three months ended September 30, 2014, resulted from a 1.3% increase in the average balance of interest-earning assets, partially offset by a 2 basis point decrease in the average yield, thereon.  The increase of  $6.7 million or 2.9% in average loan receivable balances, partially offset by a decrease in the average yield from 4.34% to 4.26% for the three month period ended September 30, 2014, compared to the three-month period ended September 30, 2013, was responsible for the increase of $24,000 or 1.0% in interest income from loans.  Interest income from securities held to maturity for the three months ended September 30, 2014 was essentially unchanged from the three months ended September 30, 2013 as the average balance of securities held to maturity decreased $709,000 or 0.9% year over year while the average yield increased by two basis points from 2.16% to 2.18%.  Other interest income decreased by $2,000 in the three months ended September 30, 2014 as compared to the same period in 2013, due to a $1.9 million decrease in the average balance of other interest-earning assets, offset by a 78 basis point increase in the average yield earned thereon.

Interest expense decreased by $41,000 for the three months ended September 30, 2014 from the three months ended September 30, 2013, due to lower average interest-bearing deposit balances as well as decreases in in the average rates thereon during the period.  Interest expense on deposits decreased $50,000, or 11.2%, as the average balance of deposits decreased by $15.4 million or 6.0%, and the average cost of deposits decreased to 0.65% from 0.69% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  Total interest expense on borrowings was $196,000 for the three months ended September 30, 2014 compared to $187,000 for the three months ended December 30, 2013, or a $9,000 increase in borrowing expense for the three months ended September 30, 2014 due to a $4.7 million increase in average Federal Home Loan Bank advances, offset by a 23 basis point decrease in average rate, thereon.

Provision for Loan Losses.  The provision for loan losses was $100,000 during the quarter ended September 30, 2014, a decrease of $50,000 or 33.3% compared to the $150,000 provided during the quarter ended September 30, 2013.  The Company’s management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company’s level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company had $6.9 million in nonperforming loans as of September 30, 2014 compared to $10.1 million as of September 30, 2013.  The significant reduction in non-performing loan balances from the September 30, 2013 level was achieved primarily through active implementation of the Company’s asset disposition strategy that was approved by the Company’s Board of Directors in December of 2012.  As of September 30, 2014, the Company has utilized $1.5 million of this additional allowance in implementing this strategy.  This strategy, which to date included activities such as short sales, cash for keys and deeds in lieu of foreclosure, was implemented in order to rapidly reduce the dollar amount of non-performing assets held by the Company.  The Company’s management team is actively engaged with borrowers and buyers to expedite this asset disposition strategy and will continue doing so until desired amount of non-performing assets has been removed from the Company’s balance sheet.  The allowance for loan losses to total loans ratio was 1.48% at September 30, 2014 compared to 1.70% at September 30, 2013, while the allowance for loan losses to non-performing loans ratio was 51.0% at September 30, 2014 compared to 39.3% at September 30, 2013.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 2.91% and 0.11%, respectively, at and for the quarter ended September 30, 2014 compared to 4.34% and 0.19% at and for the quarter ended September 30, 2013.

Non-Interest Income. Non-interest income was $162,000 for the quarter ended September 30, 2014 compared to $181,000 for the quarter ended September 30, 2013.  The decrease of $19,000 or 10.5% for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013 resulted from a decrease of $12,000 or 12.2% in fees and service charges, a $6,000 or 22.2% decrease in other non-interest income and a $1,000 or 1.8% decrease in bank owned life insurance.

Non-Interest Expenses. Non-interest expense was $2.1 million for the quarter ended September 30, 2014 compared to $2.0 million for the quarter ended September 30, 2013.  Other non-interest expense, salaries and benefits, professional services, directors’ compensation and occupancy and equipment expense increased by $108,000, $49,000, $47,000, $15,000 and $8,000 or 91.5%, 5.1%, 31.8%, 13.4% and 2.4%, respectively, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Correspondingly, FDIC assessment, service bureau fees and advertising expense decreased by $47,000, $45,000 and $6,000 or 39.5%, 28.1% and 16.2, respectively, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  The increase in other non-interest expense was primarily due to an increase in other real estate owned expense during the three month period ended September 30, 2014, and the increase in salaries and benefits was primarily due to normal increases in salaries and benefits expenses, while the increase in professional services was primarily the result of increased legal expenses related to the Bank’s collection efforts for its loan portfolio and expenses related to the Company’s strategic growth plan.  The decrease in FDIC assessment was attributed to a decrease in factors used in calculating the assessment, while the decrease in service bureau fees was primarily the result of a refund the Company received on a service product that was discontinued.

Income Taxes. The income tax expense for the three months ended September 30, 2014 was $115,000 or 33.6% of the reported income before income taxes compared to tax expense of $129,000 or 34.2% of the reported income before income taxes for the three months ended September 30, 2013.

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

At September 30, 2014, the Bank had outstanding commitments to originate loans of $3.6 million, construction loans in process of $1.9 million, unused lines of credit of $20.1 million (including $16.8 million for home equity lines of credit), and standby letters of credit of $247,000. Certificates of deposit scheduled to mature in one year or less at September 30, 2014, totaled $62.0 million.

As of September 30, 2014, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required.  At September 30, 2014, the total loans to deposits ratio was 86.4%. At September 30, 2014, the Bank’s collateralized borrowing limit with the

Federal Home Loan Bank was $68.4 million, of which $32.0 million was outstanding. As of September 30, 2014, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of September 30, 2014, the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2014.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at September 30, 2014 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2014.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2014	-	$-	-	59,837
August 1 through 31, 2014	-	-	-	59,837
September 1 through 30, 2014	-	-	-	59,837
Total	-	$-	-

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

MSB FINANCIAL CORP.
(Registrant)

Date November 14, 2014	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date November 14, 2014	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President and Chief Financial Officer