Form 10-KT
period 2014-12-31
MSB FINANCIAL CORP.
filed 2015-03-03
CIK 1374783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: ________________
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2014 to December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Stock Market LLC on June 30, 2014, was approximately $15.5 million.

As of March 2, 2015 there were 5,010,437 shares outstanding of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

MSB FINANCIAL CORP.

FORM 10-K

FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2014

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: The strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (“Federal Reserve”), inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; market volatility; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

The Bank is a New Jersey-chartered stock savings bank and its deposits are insured by the Federal Deposit Insurance Corporation. As of December 31, 2014, the Bank had 57 full time equivalent employees.  The Bank maintains a website at www.millingtonsb.com.  Information on the Bank’s website should not be treated as part of this Annual Report on Form 10-K.

The Bank is regulated by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation.  The MHC and the Company are regulated as savings and loan holding companies by the Federal Reserve, as successor to the Office of Thrift Supervision (the “OTS”) under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

Throughout this document, references to “we,” “us,” or “our” refer to the Bank or Company, or both, as the context indicates.

Change in Fiscal Year End

Effective November 17, 2014, the Company changed its fiscal year end from June 30 to December 31.  This Transition Report on Form 10-K is being filed for the six month transition period ended December 31, 2014 (the “Transition Period”).

Adoption of Plan of Conversion and Reorganization

On November 17, 2014, the Boards of Directors of the Company, the Bank and the MHC adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the MHC will undertake a “second-step” conversion and both the MHC and the Company will cease to exist.  The Bank will reorganize from the two-tier mutual holding company form of organization to a fully-public stock holding company form of organization. The terms of the Plan provide for the sale of shares of a newly-formed holding company representing the MHC’s ownership interest in the Company and for the exchange of shares of the Company for shares of the new holding company pursuant to an exchange ratio designed to approximate the existing shareholders’ percentage ownership interest after giving effect to assets held at the MHC level and dividend previously waived by the MHC as required by bank regulators.  As of the date hereof, the MHC owned approximately 61.7% of the outstanding shares of the Company.

MSB Financial Corp., a Maryland-chartered holding company, will offer shares of its common stock for sale to the Bank’s eligible account holders, to the Bank’s employee stock ownership plan and to members of the general public in a subscription and community offering in the manner, and subject to the priorities, set forth in the Plan. The highest priority will be depositors with qualifying deposits as of September 30, 2013.

The conversion and reorganization are subject to the approval of the depositors of the Bank, the stockholders of the Company, and the Board of Governors of the Federal Reserve System.  See Note 20 of the notes to the consolidated financial statements for additional information.

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

Lending Activities

We have traditionally focused on the origination of one- to four-family loans and home equity loans and lines of credit, which together comprise a substantial portion of the total loan portfolio. We also provide financing for commercial real estate, including multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. Additionally, we originate residential and commercial construction loans and commercial and industrial loans. Our consumer loans are comprised of automobile loans, personal loans, account loans and overdraft lines of credit.

Loan Portfolio Composition. The following tables analyze the composition of the Company’s loan portfolio by loan category at the dates indicated.  Except as set forth below, there were no concentrations of loans exceeding 10% of total loans.

	At December 31,		At June 30,
	2014		2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of Loans:
One- to four-family real estate	$144,966	61.19%	$143,283	60.50%	$136,704	59.79%	$141,927	57.65%	$149,399	57.66%	$155,241	56.94%
Commercial and multi-family real estate	31,637	13.35	32,036	13.53	32,171	14.07	32,181	13.07	32,559	12.57	33,776	12.39
Construction	12,651	5.34	12,517	5.29	8,895	3.89	11,669	4.74	16,633	6.42	16,639	6.10
Home equity	36,847	15.55	38,484	16.25	40,682	17.79	49,224	19.99	50,240	19.39	56,862	20.86
Commercial and industrial	9,663	4.08	9,666	4.08	9,267	4.05	10,092	4.10	9,325	3.60	9,190	3.37
Consumer	1,152	0.49	832	0.35	929	0.41	1,107	0.45	941	0.36	918	0.34

Total loans receivable	236,916	100.00%	236,818	100.00%	228,648	100.00%	246,200	100.00%	259,097	100.00%	272,626	100.00%

Less:
Construction loans in process	(1,499)		(2,491)		(745)		(2,261)		(3,452)		(4,027)
Allowance for loan losses	(3,634)		(3,686)		(4,270)		(3,065)		(2,170)		(2,588)
Deferred loan fees	(334)		(366)		(377)		(354)		(224)		(197)

Total loans receivable, net	$231,449		$230,275		$223,256		$240,520		$253,251		$265,814

Loan Maturity Schedule. The following table sets forth the maturity of the Company’s loan portfolio at December 31, 2014. Demand loans, loans having no stated maturity, and overdrafts are presented as due in one year or less. The construction loans presented in the table as of December 31, 2014 are net of $1.5 million of undistributed amounts. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2014
	One- to Four- Family Real Estate	Commercial and Multi-family Real Estate	Construction	Consumer	Home Equity	Commercial and Industrial	Total
	(In thousands)
Amounts Due:
Within 1 Year	$8,079	$1,935	$8,959	$826	$1,985	$2,712	$24,496

After 1 year:
1 to 5 years	10,567	14,096	2,193	234	10,898	6,020	44,008
5 to 10 years	8,047	4,164	-	92	11,361	649	24,313
After 10 years	118,273	11,442	-	-	12,603	282	142,600
Total due after one year	136,887	29,702	2,193	326	34,862	6,951	210,921

Total	$144,966	$31,637	$11,152	$1,152	$36,847	$9,663	$235,417

The following table sets forth the dollar amount of all loans at December 31, 2014 due after December 31, 2015, which have fixed interest rates and which have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

One-to four-family real estate	$104,075	$32,812	$136,887
Commercial real estate and multi-family	26,343	3,359	29,702
Construction	2,155	38	2,193
Consumer	326	-	326
Home equity	13,591	21,271	34,862
Commercial and industrial	1,996	4,955	6,951
Total	$148,486	$62,435	$210,921

One- to Four-Family Real Estate Mortgages. Our primary lending activity consists of the origination of one- to four-family first mortgage loans.  We offer fixed rate, conventional mortgage loans with terms from 5 to 30 years.

We also originate adjustable rate mortgages, or ARMs, with up to 30 year terms at rates based upon the U.S. Treasury One Year Constant Maturity as an index. Our ARMs currently reset on an annual basis, beginning with the first year, and have a 200 basis point annual increase cap and a 600 basis point lifetime adjustment cap.  We do not originate “teaser” rate or negative amortization loans.

We are also offering a loan program whereby we offer an initial rate for a fixed period of time, normally 7 to 10 years, and thereafter there is one preset interest rate adjustment based on competitive rates.

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

We provide financing on residential investment properties with 5 to 30 year fixed duration mortgages. Our investment property lending product is available to individuals or proprietorships, partnerships, limited liability corporations, and corporations with personal guarantees. All investment property is underwritten on its ability substantially to carry itself, unless the property is a two-family residence with the mortgagor living in one of the units. Preference is given to those loans where rental income covers all operating expenses, including but not limited to principal and interest, real estate taxes, hazard insurance, utilities, maintenance, and reserve. The cash coverage ratio to cover operating expenses must be at least 1.25 times.  Any negative cash flow will be included in the borrower’s total debt ratio.  At December 31, 2014, Investment properties secured by one- to four-family homes totaled $32.5 million.

We generally originate one-to four-family first mortgage loans for primary residences with loan-to-value ratios up to 80% depending on the collateral value and investment properties with loan-to-value ratios up to 80%.

Commercial and Multi-Family Real Estate Mortgages. Our commercial real estate lending includes multi-family dwellings/apartment buildings, service/retail and mixed-use properties, churches and non-profit properties, medical and dental facilities and other commercial real estate. Our commercial real estate mortgage loans are typically a 3 to 10 year balloon mortgage.  Multi-family can be amortized over 30 years with periodic rate resets and all other commercial properties have a maximum amortization period of 25 years or 15 year fixed duration mortgages on all types of commercial properties. This type of lending is made available to proprietorships, partnerships, limited liability companies and corporations with personal guarantees. All commercial property is underwritten on its ability substantially to provide satisfactory cash flows.  A cash flow and lease analysis is performed for each property. Preference is given to those loans where rental income covers all operating expenses, including but not limited to principal and interest, real estate tax, hazard insurance, utilities, maintenance, and reserve. The cash coverage ratio to cover operating expenses must be at least 1.20 times for multi-family and 1.25 times for all other commercial loans.  Any negative cash flow will be included in the limit on the borrower’s total debt ratio. Cash from other assets of the borrower, who may own multiple properties and generate a surplus, can be made available to cover debt-service shortages of the financed property. Maximum loan-to-value ratios on commercial real estate loans range from 65% to 75%.

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

Unlike single-family residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property the value of which tends to be more easily ascertainable, multi-family and commercial real estate loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business or rental income. As a result, the availability of funds for the repayment of commercial real estate and multi-family loans may be substantially dependent on the success of the business itself , the tenants and the general economic environment. Commercial real estate and multi-family loans, therefore, have greater credit risk than one-to four-family residential mortgages or consumer loans. In addition, commercial real estate and multi-family loans generally result in larger balances to single borrowers, or related groups of borrowers and also generally require substantially greater evaluation and oversight efforts.

Construction Loans. We originate construction loans for an owner-occupied residence or to a builder with a valid contract of sale. We also provide financing for speculative residential or commercial construction and development with individual consideration given to builders based on their past performance, workmanship, and financial worth. Our construction lending includes loans for construction or major renovations or improvements of owner-occupied residences.  The portfolio consists primarily of properties held by real estate developers.

Construction loans are mortgages up to 18 months in duration. Funds are disbursed periodically upon inspections made by our inspectors on the percentage of work completed, as per the approved budget. Funds disbursed may not exceed 60% of the loan-to-value of land and 80% of the loan-to-value of improvements any time during construction.  Interest rates on disbursed funds are based on the rates and terms set at the time of closing.  The majority of our construction loans are variable rate loans with rates tied to the prime rate published in The Wall Street Journal, plus a premium.  The Bank also has established a floor rate on all transactions.  A minimum of interest-only payments on disbursed funds must be made on a monthly basis.

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

Consumer Loans. Our consumer lending products consist of new and used automobile loans, secured and unsecured personal loans, account loans and overdraft lines of credit. The maximum term for a loan on a new or used automobile is six years and four years, respectively. We will lend up to 80% of retail value or dealer invoice on a car loan. We offer a reduction on the interest rate for car loans if payments are automatically deducted from a Millington Savings Bank checking or statement savings account.

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

Home Equity Loans and Lines of Credit. We offer fixed rate home equity loans and variable rate home equity lines of credit with a minimum credit limit of $5,000. Collateral valuation is established through a variety of methods, including an on-line appraisal valuation estimator, drive by appraisals, recent assessed tax value, purchase price or consideration value as evidenced by a deed or property search report or a report of comparable real estate properties from a licensed realtor. Loan requests over $50,000, however, require a drive by appraisal and amounts over $100,000 require full appraisals.  Loan requests over $500,000 require Loan Committee approval. Loan requests over $3.0 million require Board approval.  The loan-to-value limit on home equity lending varies depending on the collateral value and ranges from 65% up to 80%. The variable rate on home equity lines of credit is adjusted monthly and is currently set at prime for owner occupied properties and prime plus a premium for investment properties. The fixed rate loans on investment property are also higher than fixed rate owner occupied home equity loans. We generally provide home equity financing only for a first or second lien position.

Our fixed rate home equity loans have terms of 5 to 30 years. All new variable rate home equity lines of credit have terms of 10 years interest only draw period and a 15 year repayment period with a loan to value of up to 80%.  Our existing portfolio of home equity lines is also comprised of interest only home equity lines of credit based on a 10 year and 15 year term with principal and interest repayments based on a 15 year period.  . The loan-to-value limit on interest only home equity financing is 70% on owner-occupied property and 60% on investment property.  We also offer bridge loans with a variable rate and a 70% loan-to-value limit on owner-occupied property and 60% on investment property.

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

The loan-to-value limits on commercial lending vary according to the collateral. Loans secured by real estate may be originated for up to an 80% loan-to-value ratio. Other limits are as follows: Savings accounts-90% of the deposit amount; new equipment-75% of purchase price; and used equipment-the lesser of 75% of the purchase price or current market value.

Loans to One Borrower. The Bank’s regulatory limit on total loans to any borrower or attributed to any one borrower is 15% of unimpaired capital and surplus. Accordingly, as of December 31, 2014, our loans to one borrower legal limit was approximately $6.0 million.

The Bank’s lending policies require Board approval before any borrower’s existing and/or committed borrowings from the Bank may exceed $4.5 million in the aggregate. Any single loan in excess of $3.0 million also requires prior Board approval.

At December 31, 2014, the Bank’s largest lending relationship with a single borrower totaled $5.2 million, consisting of a $4.1 million commercial real estate loan, a $920,000 one-to four-family loan and a $163,000 commercial real estate loan.  Two of the loans were secured by commercial properties and the other loan was secured by a single family residence and all were performing according to their terms.

Loan Originations, Purchases, Sales, Solicitation and Processing. Our customary sources of loan applications include repeat customers, referrals from realtors and other professionals and “walk-in” customers. Our residential loan originations are driven by the Bank’s reputation, as opposed to being advertising driven.

We normally do not sell loans into the secondary mortgage market and did not sell any loans in the five year period ended December 31, 2014.  It is our policy to retain the loans we originate in our portfolio. We have not uniformly originated our real estate mortgage loans to meet the documentation standards to sell loans in the secondary mortgage market. We may do so, however, in the future if we find it desirable in connection with interest rate risk management to sell longer term fixed rate mortgages into the secondary mortgage market.

We did not purchase any whole loans in the five-year period ended December 31, 2014. We did, however, purchase insignificant participation interests in loans originated by other banks during this period.  The Company expects to more actively utilize participations to grow the portfolio and currently has approximately $7.0 million in loan participations under review.

Loan Approval Procedures and Authority. Lending policies and loan approval limits are approved and adopted by the Board of Directors. Lending authority is vested primarily in President and Chief Executive Officer and Senior Vice President and Chief Credit Officer. Each of these officers may approve loans within the following limits: first mortgage real estate and construction loans up to $500,000; home equity loans up to $500,000; consumer loans up to $500,000; and commercial loans up to $500,000.  Loans in excess of $500,000 but under $3.0 million require the approval of the Loan Committee consisting of the Chief Executive Officer, Chief Operating Officer, Chief Lending Officer and the Chief Credit Officer.  Prior Board approval is required for all loans in excess of $3.0 million and all loans with any exception to loan policies, regardless of amount.  The Board also must give prior approval for any aggregation of existing and/or committed loans to one borrower that exceeds $4.5 million. Certain other Bank employees also have limited lending authority.

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

       120 days delinquent:    attorney to file complaint to begin legal action

When a loan is 90 days delinquent, the Senior Vice President and Chief Credit Officer or the President may determine to refer it to an attorney to send demand letter.  After 120 days, attorney is able to start the foreclosure proceedings by filing a complaint with the court.  All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs, and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

As to mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold or otherwise disposed of. When real estate owned is acquired, it is recorded at the lower of cost or its fair market value less estimated selling costs. The initial write-down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the property that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2014, we had $1.3 million in other real estate owned.

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

Loans with interest accrued and unpaid during the year are placed on non-accrual status and are charged against interest income.  Interest accrued and unpaid in prior years is charged against the allowance for loan losses.  Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectability of the loan. At December 31, 2014, we had approximately $5.7 million of loans that were held on a non-accrual basis, all of which were classified as impaired with $544,000 subject to specific loss allowances totaling $7,000.

Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated.

	At December 31,	At June 30,
	2014	2014	2013	2012	2011	2010
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
One-to four-family real estate	$3,360	$4,346	$7,955	$9,003	$8,317	$6,764
Commercial and multi-family real estate	1,239	1,248	2,587	2,337	3,132	3,465
Construction	65	137	601	1,258	1,027	864
Consumer	-	-	802	-	2	9
Home equity	430	1,586	1,502	923	950	2,281
Commercial and industrial	628	635	-	1,064	642	514
Total (1)	5,722	7,952	13,447	14,585	14,070	13,897
Accruing loans contractually past due 90 days or more:
One-to four-family real estate	360	310	501	1,263	1,369	1,439
Commercial and multi-family real estate	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	1	-	2
Home equity	-	51	146	906	934	321
Commercial and industrial	-	-	-	-	-	-
Total	360	361	647	2,170	2,303	1,762
Total non-performing loans	$6,082	$8,313	$14,094	$16,755	$16,373	$15,659
Total non-performing assets (2)	$7,365	$8,722	$14,624	$16,755	$17,234	$16,726

Accruing loans modified in troubled debt restructuring	$11,525	$13,439	$11,848	$7,061	$543	$6,555

Total non-performing loans to total loans	2.59%	3.51%	6.16%	6.81%	6.32%	5.74%
Total non-performing loans to total assets	1.79%	2.41%	4.00%	4.82%	4.69%	4.36%
Total non-performing assets to total assets	2.16%	2.53%	4.15%	4.82%	4.93%	4.66%
__________________
(1)
Includes $4.6 million, $3.2 million, $6.2 million, $5.1 million, $2.4 million and $2.9 million in troubled debt restructurings at December 31, 2014 and June 30 2014, 2013, 2012, 2011 and 2010, respectively.

(2)
Total non-performing assets consist of total non-performing loans and other real estate owned of $1.3 million, $409,000, $530,000, $-, $861,000 and $11 million at December 31, 2014 and June 30, 2014, 2013, 2012, 2011 and 2010, respectively.

At December 31, 2014, there were no loans not disclosed in the table above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

During the Transition Period ended December 31, 2014 and the year ended June 30, 2014, gross interest income of $158,000 and $400,000, respectively, would have been recorded on loans accounted for on a non-accrual basis and $282,000 and $533,000, respectively, would have been recorded on troubled debt restructurings if those loans had been current in accordance with their original terms, and $118,000, $275,000, $282,000 and $585,000, respectively, of interest collected on such loans was included in income.

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

The following table discloses the Company’s classification of loans as of December 31, 2014.

At December 31, 2014
(In thousands)

Special Mention	$3,386
Substandard	2,448
Doubtful	-
Loss	-
Total	$5,834

At December 31, 2014, 14 out of the 21 loans adversely classified, totaling $1.9 million, are included as non-performing loans in the non-performing assets table.

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

The residential mortgage loan segment is disaggregated into two classes: one-to four-family loans, which are primarily first liens, and home equity loans, which consist of first and second liens.  The commercial real estate loan segment consists of both owner and non-owner occupied loans and are further disaggregated into owner-occupied loans and investor properties,, which have medium risk due to historical activity on these type loans.  The construction loan segment is further disaggregated into two classes: one-to four-family owner occupied, which includes land loans, whereby the owner is known and there is less risk, and other, whereby the property is generally under development and tends to have more risk than the one-to four-family owner occupied loans.  The commercial and industrial loan segment consists of loans made for the purpose of financing the activities of commercial customers. The majority of commercial and industrial loans are secured by real estate and thus carry a lower risk than traditional commercial and industrial loans.  The consumer loan segment consists primarily of installment loans and overdraft lines of credit connected with customer deposit accounts.

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

The following table sets forth information with respect to the Company’s allowance for loan losses for the periods indicated:

	Six Months Ended December 31,		Year Ended June 30,
	2014	2013	2014	2013	2012	2011	2010
	(Dollars in thousands)
Allowance balance at beginning of period	$3,686	$4,270	$4,270	$3,065	$2,170	$2,588	$1,808
Provision for loan losses	100	300	600	4,044	2,217	1,686	1,600
Charge-offs:
One-to four-family real estate	57	498	522	1,574	857	1,134	6
Commercial and multi-family real estate	-	340	340	348	5	155	166
Construction	73	118	119	333	-	34	487
Consumer	2	-	9	5	17	8	14
Home equity	285	-	15	293	443	759	148
Commercial and industrial	1	54	236	342	2	14	-
Total charge-offs	418	1,010	1,241	2,895	1,324	2,104	821

Recoveries:
Consumer	-	-	-	-	2	-	1
One-to four-family real estate	6	11	35	42	-	-	-
Construction	229	-	14	14	-	-	-
Home equity	31	-	-	-	-	-	-
Commercial and industrial	-	8	8	-	-	-	-
Total recoveries	266	19	57	56	2	-	1
Net charge-offs	152	991	1,184	2,839	1,322	2,104	820
Allowance balance at end of period	$3,634	$3,579	$3,686	$4,270	$3,065	$2,170	$2,588
Total loans outstanding at end of period	$236,916	$236,962	$236,818	$228,648	$246,200	$259,097	$272,626
Average loans outstanding during period	$236,867	$231,527	$232,148	$237,776	$248,124	$264,476	$277,379
Allowance for loan losses as a percentage of non-performing loans	59.75%	43.81%	44.34%	30.30%	18.29%	13.25%	16.53%
Allowance for loan losses as a percentage of total loans	1.53%	1.51%	1.56%	1.87%	1.24%	0.84%	0.95%
Net loans charged-off as a percentage of average loans (six-month periods annualized)	0.13%	0.86%	0.51%	1.19%	0.53%	0.80%	0.30%

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

	At December 31,		At June 30,
	2014		2014		2013		2012		2011		2010
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)

One-to-four family real estate	$1,786	61.19%	$1,851	60.50%	$2,488	59.79%	$1,251	57.65%	$733	57.66%	$969	56.94%
Commercial and multi-family real estate	885	13.35	860	13.53	706	14.07	445	13.07	303	12.57	507	12.39
Construction	317	5.34	379	5.29	238	3.89	527	4.74	514	6.42	272	6.10
Home equity	323	15.55	332	16.25	548	17.79	557	19.99	397	19.39	665	20.86
Commercial and industrial	290	4.08	256	4.08	276	4.05	272	4.10	211	3.60	164	3.37
Consumer	6	0.49	8	0.35	11	0.41	13	0.45	12	0.36	11	0.34
Unallocated	27	-	-	-	3	-	-	-	-	-	-	-
Total allowance	$3,634	100.00%	$3,686	100.00%	$4,270	100.00%	$3,065	100.00%	$2,170	100.00%	$2,588	100.00%

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

At December 31, 2014, our entire securities portfolio was classified as held to maturity.  All securities are purchased with the intent to hold each security until maturity.  Securities not classified as “held to maturity” or as “trading securities” are classified as “available for sale” and are reported at fair value with unrealized gains and losses on the securities impacting equity.  The Company held no available for sale or trading securities during or as of the Transition Period ended December 31, 2014 and the six months ended December 31, 2013.

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

At December 31, 2014, our securities portfolio did not contain securities of any issuer, other than the U.S. Government agencies and government-sponsored enterprises, having an aggregate book value in excess of 10% of stockholders’ equity.  We do not currently participate in hedging programs, interest rate caps, floors or swaps, or other activities involving the use of off-balance sheet derivative financial instruments, however, we may in the future utilize such instruments if we believe it would be beneficial for managing our interest rate risk.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our held to maturity securities portfolio at December 31, 2014. Our held to maturity securities portfolio is carried at amortized cost.  This table shows contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities of the securities held by us may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Callable securities pose reinvestment risk because we may not be able to reinvest the proceeds from called securities at an equivalent or higher interest rate.

	At December 31, 2014
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

U.S. Government Agency Obligations	$-	-%	$19,000	1.31%	$13,180	1.93%	$12,000	2.97%	$44,180	1.95%	$43,213

Mortgage-Backed Securities:
Government National Mortgage Association	-	-	1	9.21	12	1.97	-	-	13	2.57	13
Federal Home Loan Mortgage Corporation	-	-	45	2.08	15	3.58	2,675	1.88	2,735	1.90	2,717
Federal National Mortgage Association	-	-	995	1.21	19,357	2.62	2,326	2.09	22,678	2.50	23,079
Corporate bonds	-	-	3,111	1.81	1,500	1.17	-	-	4,611	1.60	4,636
Certificate of deposits	1,380	0.98	2,921	1.11	-	-	-	-	4,301	1.07	4,317
Total	$1,380	0.98%	$26,073	1.34%	$34,064	2.29%	$17,001	2.68%	$78,518	2.04%	$77,975

The following table sets forth the carrying value of our held to maturity securities portfolio at the dates indicated. All securities are classified as held to maturity and, therefore, are shown at amortized cost.
	At December 31,	At June 30,
	2014	2014	2013	2012
	(In thousands)
U.S. Government Agency Obligations	$44,180	$49,177	$46,194	$37,018
Government National Mortgage Association	13	14	17	20
Federal Home Loan Mortgage Corporation	2,735	2,926	3,397	325
Federal National Mortgage Association	22,678	23,149	21,354	9,775
Corporate bonds	4,611	4,630	4,669	2,143
Certificates of deposits	4,301	5,036	5,281	1,425
Total securities held to maturity	$78,518	$84,932	$80,912	$50,706

Sources of Funds

General. Deposits are our major source of funds for lending and other investment purposes. To the extent that our loan originations may exceed the funding available from deposits, we have borrowed funds from the Federal Home Loan Bank (“FHLB”) to supplement the amount of funds for lending and funding daily operations.

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

Deposits are obtained primarily from within New Jersey. The Bank may utilize brokered deposits and a listing service as funding sources.  As of December 31, 2014, the Bank did not have any brokered deposits.  Premiums or incentives for opening accounts are sometimes offered.  Periodically we select particular certificate of deposit maturities for promotion in connection with asset/liability management and interest rate risk concerns.

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

	Six Months Ended December 31,
	2014			2013
(dollars in thousands)	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate

Non-interest-bearing demand	$26,770	10.04%	-%	$20,438	7.46%	-%
Interest-bearing demand	42,067	15.77	0.16	38,374	14.00	0.13
Savings and club	101,011	37.86	0.22	110,166	40.18	0.22
Certificates of deposit	96,904	36.33	1.33	105,157	38.36	1.38

Total deposits	$266,752	100.00%	0.65%	$274,135	100.00%	0.68%

	For the Year Ended June 30,
	2014			2013			2012
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)

Non-interest-bearing demand	$21,598	7.98%	-%	$18,691	6.64%	-%	$16,094	5.65%	-%
Interest-bearing demand	39,356	14.54	0.13	36,918	13.12	0.14	34,012	11.94	0.18
Savings and club	107,960	39.88	0.22	110,916	39.42	0.23	112,901	39.63	0.37
Certificates of deposit	101,801	37.60	1.35	114,876	40.82	1.48	121,858	42.78	1.78

Total deposits	$270,715	100.00%	0.66%	$281,401	100.00%	0.76%	$284,865	100.00%	0.93

The following table sets forth certificates of deposit classified by interest rate categories as of the dates indicated.

	At December 31,		At June 30,
	2014		2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Interest Rate:
Under – 1.00%	$53,795	57.28%	$57,698	58.56%	$54,101	49.21%	$46,094	38.52%
1.00% - 1.99%	20,608	21.94	19,758	20.05	31,737	28.86	44,694	37.35
2.00% - 2.99%	7,153	761	7,618	7.73	9,575	8.71	10,728	8.97
3.00% - 3.99%	6,119	6.51	6,055	6.15	6,774	6.16	7,225	6.04
4.00% - 4.99%	1,018	1.08	1,188	1.21	1,414	1.29	3,177	2.65
5.00% - 5.99%	5,245	5.58	6,211	6.30	6,347	5.77	7,712	6.45
6.00% +	-	-	-	-	-	-	26	0.02
Total	$93,938	100.00%	$98,528	100.00%	$109,948	100.00%	$119,656	100.00%

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2014.

	Amount Due
	Year Ended December 31,
	2015	2016	2017	2018	2019	After 2019		Total
	(Dollars in thousands)
Interest Rate:
Under - 1.00%	$43,083	$10,543	$169	$-	$-	$		$53,795
1.00% - 1.99%	3,907	4,561	8,663	1,791	953		733	20,608
2.00% - 2.99%	2,784	3,202	-	-	103		1,064	7,153
3.00% - 3.99%	5,426	-	-	84	325		284	6,119
4.00% - 4.99%	134	-	-	847	37		-	1,018
5.00% - 5.99%	1,358	1,199	1,815	873	-		-	5,245
6.00% +	-	-	-	-	-		-	-
Total	$56,692	$19,505	$10,647	$3,595	$1,418		$2,081	$93,938

The following table shows the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2014.

Certificates of Deposit
(In thousands)
Remaining Time Until Maturity:
Within three months	$8,465
Three through six months	7,494
Six through twelve months	8,774
Over twelve months	16,722
Total	$41,455

Borrowings. To supplement our deposits as a source of funds for lending or investment, we have borrowed funds in the form of advances from the Federal Home Loan Bank of New York (“FHLB of NY”).  At December 31, 2014, our collateralized borrowing limit with the FHLB of NY was $69.0 million and our outstanding borrowings with the FHLB of NY totaled $30.0 million. Information regarding our total borrowings as of December 31, 2014 is set forth in the following table.

	At December 31, 2014
	Balance	Rate	Maturity
	(Dollars in thousands)
Total Borrowings:
Three year fixed rate advance	$5,000	0.780%	February 2016
Three year fixed rate advance	$5,000	0.780%	March 2016
Ten year fixed rate convertible advance	$10,000	3.272%	November 2017
Ten year fixed rate convertible advance	$10,000	3.460%	March 2018

Overnight advances with the FHLB of NY were $0, $8.0 million and $3.5 million as of December 31, 2014, June 30, 2014 and December 31, 2013, respectively.

Advances from the FHLB of NY are typically secured by the FHLB stock and a portion of our residential mortgage loans and by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. Additional information regarding our borrowings is included under Note 9 to our consolidated financial statements beginning on page F-1.

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

Holding Company Regulation

General.  The Company is a savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act (the “HOLA”)..  As a result of the Dodd-Frank Act, it is now required to file reports with the Federal Reserve and is subject to regulation and examination by the Federal Reserve, as successor to the OTS.  The Company must also obtain regulatory approval from the Federal Reserve before engaging in certain transactions, such as mergers with or acquisitions of other financial institutions.  In addition, the Federal Reserve has enforcement authority over the Company and any non-savings institution subsidiaries.  This permits the Federal Reserve to restrict or prohibit activities that it determines to be a serious risk to the Bank.  This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

The Federal Reserve has indicated that, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the HOLA, it intends to apply its current supervisory approach to the supervision of bank holding companies to savings and loan holding companies.  The stated objective of the Federal Reserve is to ensure the savings and loan holding company and its non-depository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the safety and soundness of the subsidiary depository institutions.  The Federal Reserve has generally adopted the substantive provisions of former OTS regulations governing savings and loan holding companies with certain modifications as discussed below.

Consolidated Capital Requirements.  Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements.  The Dodd-Frank Act, however, required the Federal Reserve to promulgate consolidated capital requirements for bank and savings and loan holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions.  In July 2013, the Federal Reserve issued a final rule implementing the Dodd-Frank Act’s directives as to holding company capital requirements, which applied consolidated regulatory capital requirements to all savings and loan holding companies effective January 1, 2015.  The Federal Reserve’s capital adequacy guidelines for bank and savings and loan holding companies are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation.  See “Regulation of the Bank – Regulatory Capital Requirements” and “Amendments to Regulatory Capital Requirements.”

In December 2014, federal legislation was enacted that requires the Federal Reserve to revise its “Small Bank Holding Company Policy Statement” to exempt bank holding companies and savings and loan holding companies having less than $1 billion of consolidated assets from its holding company capital requirements, provided that such companies are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities and do not have a material amount of debt or equity securities outstanding that are registered with the Securities and Exchange Commission.  Currently, the small bank holding company exemption applies only to bank holding companies with less than $500 million in consolidated assets, and not to savings and loan holding companies of such size.  Although the

Company’s asset size would qualify for the exemption provided by the Small Bank Holding Company Policy Statement, as required to be amended in accordance with the recently enacted legislation, the Company will remain subject to consolidated regulatory capital requirements because its equity securities are registered with the Securities and Exchange Commission.

Source of Strength Doctrine. The Dodd-Frank Act also extended the “source of strength” doctrine, which the Federal Reserve has historically applied to bank holding companies, to savings and loan holding companies as well. The Federal Reserve has promulgated regulations implementing the “source of strength” policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial distress. In addition, the Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies that it has also applied to savings and loan holding companies.  In general, the policy statement provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Federal Reserve guidance provides for consultation with a holding company’s Federal Reserve Bank as to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with its capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized.  The Federal Reserve guidance also provides for regulatory review of certain stock redemption and repurchase proposals by holding companies.  These regulatory policies could affect the ability of the Company to pay dividends, engage in stock redemptions or repurchases or otherwise engage in capital distributions.

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

Mergers and Acquisitions.  The Company must obtain approval from the Federal Reserve before acquiring, directly or indirectly, more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation, or purchase of its assets.  Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation (the “FDIC”).  In evaluating an application for the Company to acquire control of a savings institution, the Federal Reserve would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Waivers of Dividends by MSB Financial MHC.  OTS policies had permitted mutual holding companies to waive the receipt of dividends and, when permitted, the MHC had waived the receipt of dividends from the Company.  However, under current Federal Reserve regulations, any notice of waiver of dividends must include a board resolution together with any supporting materials relied upon by the MHC board to conclude that the dividend waiver is consistent with the board’s fiduciary duties.  The resolution must include; (i) a description of the conflict of interest that exists because of a MHC director’s ownership of stock in the subsidiary declaring the dividend and any actions taken to eliminate the conflict of interest, such as a waiver by the directors of their right to receive dividends; (ii) a finding by the MHC that the waiver is consistent with its fiduciary duties despite any conflict of interest; (iii) an affirmation that the MHC is able to meet the terms of any loan agreement for which the stock of the subsidiary is pledged or to which the MHC is subject; and (iv) any affirmation that  a majority of the MHC’s members have approved a waiver of dividends within the past 12 months and that the proxy statement used for such vote included certain disclosures.  The MHC did not waive any dividends during Transition Period and the year ended June 30, 2014.

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

Under the Dodd-Frank Act, waived dividends must be taken into account in determining the appropriate exchange ratio for a second-step conversion of a mutual holding company unless the mutual holding company had waived dividends prior to December 1, 2009.

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

Regulation of the Bank

General. As a New Jersey chartered, FDIC-insured bank, the Bank is regulated by the New Jersey Department of Banking and Insurance and the FDIC. The Bank’s operations are subject to extensive regulation, including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment. The Bank must file regulatory reports concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with or acquisitions of other financial institutions. The New Jersey Department of Banking and Insurance and the FDIC regularly examine the Bank and prepare reports to the Bank’s Board of Directors on deficiencies, if any, found in its operations. The regulatory authorities have substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements.

Federal Deposit Insurance. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”).   The Deposit  Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments on their deposits.  In February 2011, as required by the Dodd Frank Act, the FDIC approved a final rule that revised the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the final revisions eliminated the adjustment for secured borrowings, including FHLB advances, and made certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The final rule also revised the assessment rate schedule to provide initial base assessment rates ranging from 5 to 35 basis points and total base assessment rates ranging from 2.5 to 45 basis points after adjustment.  As noted above, the Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance.  The FDIC has authority to further increase insurance assessments. A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Regulatory Capital Requirements.  Under the capital regulations of the FDIC, savings banks such as the Bank are required to comply with minimum capital requirements.  Through December 31, 2014, the Bank was required to meet three minimum capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) total capital equal to 8% of total risk-weighted assets.  Tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights. Tier 1 or core capital is defined as common stockholders’ equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, and certain non-withdrawable accounts and pledged deposits of mutual banks.  Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, subordinated debentures and certain other capital instruments, and a portion of the net unrealized gain on equity securities.  An institution’s risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and certain other assets.

At December 31, 2014, the Bank was in compliance with the minimum capital standards and qualified as “well capitalized.”  For the Bank’s compliance with these regulatory capital standards, see Note 14 to the consolidated financial statements. In assessing an institution’s capital adequacy, the Federal Deposit Insurance Corporation takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

The federal banking agencies adopted final regulations in July 2013 that substantially amended the regulatory risk-based capital rules applicable to the Bank and the Company effective January 1, 2015.  See “Amendments to Regulatory Capital Requirements.”

Prompt Corrective Regulatory Action.  Under applicable federal statute, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements.  For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  Under the Federal Deposit Insurance Corporation’s prompt corrective action regulations in effect through December 31, 2014, an institution was deemed to be “well capitalized” if it had a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution was “adequately capitalized” if it had a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater, and generally a Leverage Ratio of 4.0% or greater. An institution was “undercapitalized” if it had a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital ratio of less than 4.0%, or generally a Leverage Ratio of less than 4.0%. An institution was deemed to be “significantly undercapitalized” if it had a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0%. An institution was considered to be “critically undercapitalized” if it had a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%

The prompt corrective action regulations provide for the imposition of a variety of requirements and limitations on institutions that fail to meet the above capital requirements.  In particular, the FDIC may require any savings institution that is not “adequately capitalized” to take certain action to increase its capital ratios. If the savings institution’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the institution’s activities may be restricted.

The final regulatory capital rule adopted by the federal banking agencies in July 2013 adjusted the prompt corrective action categories effective January 1, 2015.  See “Amendments to Regulatory Capital Requirements.”

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the HOLA by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business, and specified liquid assets up to 20% of total assets. A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months. The Bank met the qualified thrift lender test as of December 31, 2014 and in each of the last twelve months and, therefore, qualifies as a qualified thrift lender.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of New York (“FHLB of NY”), which is one of twelve regional federal home loan banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members pursuant to policies and procedures established by its board of directors.

As a member, the Bank is required to purchase and maintain stock in the FHLB of NY in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding FHLB advances.   The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member’s capital and limiting total advances to a member.

The FHLB is required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. In addition, these requirements could result in the FHLB imposing a higher rate of interest on advances to their members.

Amendments to Regulatory Capital Requirements

In July 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform them to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The revisions establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets including residential mortgages. The final rule applies to all depository institutions as well as to all top-tier bank holding companies and savings and loan holding companies except those holding companies qualifying for coverage under the Federal Reserve’s Small Bank Holding Company Policy Statement.  The final rule became effective for the Company and the Bank on January 1, 2015.  The new capital requirements apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size. The rules became effective for institutions with over $250 billion in assets and internationally active institutions starting in January 2014 and will become effective for all other institutions beginning in January 2015.  The following discussion summarizes the changes that are most likely to affect the Company and the Bank.

New and Higher Capital Requirements.  The revised regulations establish a new capital measure called “Common Equity Tier 1 Capital” which consists of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries.  The amended rules require accumulated other comprehensive income to flow through to regulatory capital unless a one-time irrevocable opt-out election is made in the first regulatory reporting period under the new rule. Effective January 1, 2015, depository institutions and their holding companies would be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets.

The regulations increase the required ratio of Tier 1 Capital to risk-weighted assets from 4% to 6% effective January 1, 2015. Under the amended regulations, Tier 1 Capital consists of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock.  Cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) no longer qualifies as Additional Tier 1 Capital.  Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009, or by mutual holding companies may continue to be included in Tier 1 Capital but will be phased out over 10 years beginning in 2016 for all other banking organizations.  These elements, however, may be included in Tier 2 Capital which could also include qualifying subordinated debt.  The amended regulations also require a minimum Tier 1 leverage ratio of 4% for all institutions eliminating the 3% option for institutions with the highest supervisory ratings.  The minimum required ratio of total capital to risk-weighted assets remains at 8%.

Capital Conservation Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies will be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital buffer requirement will be phased in over four years beginning in 2016.  The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

The Company and the Bank would have complied with all of the fully phased-in requirements at December 31, 2014 had the requirements been applicable at that time.

Changes to Prompt Corrective Action Capital Categories.  The prompt corrective action rules have been amended effective January 1, 2015 to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories.  In order to be adequately capitalized for purposes of the amended prompt corrective action rules, a banking organization is required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio.  To be well capitalized, a banking organization must have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Additional Deductions from Capital. Under the amended regulatory capital rules, banking organizations are required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital.  Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss carrybacks will continue to be deducted but deferred tax assets that could be realized through NOL carrybacks will not be deducted but will be subject to 100% risk weighting.  Defined benefit pension fund assets, net of any associated deferred tax liability, will be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets.  Reciprocal cross-holdings of capital instruments in any other financial institutions will now be deducted from capital, not just holdings in other depository institutions.  For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders.  Banking organizations are also required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap.  Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital.  If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted.

Changes in Risk-Weightings.  The federal banking agencies did not adopt a proposed regulation that would have significantly changed the risk-weighting for residential mortgages.  Instead, the amended regulations continue to follow the previous capital rules which assign a 50% risk-weighting to “qualifying mortgage loans,” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due. All other mortgage loans have a 100% risk weight.  The amended regulations do apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions. The regulations also create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

Item 1A. Risk Factors

Not applicable as the Company is a “smaller reporting company.”

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

At December 31, 2014, our investment in property and equipment, net of depreciation and amortization, totaled $8.3 million, including leasehold improvements and construction in progress. The following table lists our offices.

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

Item 3. Legal Proceedings

The Bank, from time to time, is a party to routine litigation which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans, and other issues incident to our business. There were no lawsuits pending or known to be contemplated against the Company or the Bank at December 31, 2014 that would have a material effect on operations or income.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market Information. The Company’s common stock trades on the NASDAQ Stock Market under the symbol “MSBF”. The table below shows the reported high and low closing prices of common stock reported by NASDAQ and dividends declared during the periods indicated.

	High	Low	Dividends

2013
Quarter ended September 30, 2012	$6.09	$5.25	$-
Quarter ended December 31, 2012	$7.34	$4.26	$-
Quarter ended March 31, 2013	$7.72	$6.50	$-
Quarter ended June 30, 2013	$7.88	$6.06	$-

2014
Quarter ended September 30, 2013	$7.86	$7.01	$-
Quarter ended December 31, 2013	$8.82	$7.01	$-
Quarter ended March 31, 2014	$9.10	$7.00	$-
Quarter ended June 30, 2014	$8.30	$7.87	$-

Transition Period
Quarter ended September 30, 2014	$9.01	$8.00	$-
Quarter ended December 31, 2014	$10.50	$8.38	$-

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

Stockholders. As of February 2, 2015, there were approximately 509 shareholders of record of the Company’s common stock. This number does not include brokerage firms, banks and registered clearing agents acting as nominees for an indeterminate number of beneficial (“street name”) owners.

(b)           Use of Proceeds.

Not applicable

(c)           Issuer Purchase of Equity Securities.

Treasury stock repurchases during the fourth quarter of 2014 for the Company were as follows:

			Total number of shares	Maximum number of
			Purchased as part of	Shares that may be
	Total number of	Average price	Publicly announced	Purchased under the
Period	shares purchased	paid per share	plans or programs	plans or programs
October, 2014	-	$-	-	59,837
November, 2014	-	-	-	59,837
December, 2014	-	-	-	59,837

Total	-	$-	-

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

The allowance for loan losses is maintained at a level by management which represents the evaluation of known and inherent risks in the loan portfolio at the consolidated balance sheet date that are both probable and reasonable to estimate. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

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

Management evaluates individual loans in all of the loan segments greater than $200,000 (including loans in residential mortgage and consumer segments) for possible impairment if the loan is either in nonaccrual status or is risk rated Substandard or worse or has been modified in a troubled debt restructuring.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

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

Overview – Transition Period and Fiscal year-ended June 30, 2014

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

Transition Period

During the Transition Period, net income for the Company was $218,000 compared to $499,000 for the comparable six-month period ending December 31, 2013.

Net interest income for the Transition Period increased $74,000, or 1.6% over the six-months ended December 31, 2013.  Non-interest expense increased $720,000 or 17.9%, primarily on increased professional services related to the change of fiscal year-end from June to December and a customer-related fraud loss during the current period of approximately $439,000.  The Company’s net interest rate spread and margin expanded slightly to 2.79% and 2.94%, respectively for the Transition Period versus 2.74% and 2.86%, respectively for the six months ended December 31, 2013.

Total assets as of December 31, 2014 were $340.3 million versus $345.1 million at June 30, 2014.  The decline was due to reductions in securities held to maturity of $6.4 million and in FHLB stock of $480,000.  These reductions were partially offset by increases in net loans and other real estate owned of $1.2 million and $874,000, respectively.   Total liabilities at December 31, 2014 were $299.2 million compared to $304.4 million at June 30, 2014.  Deposits increased $2.7 million, or 1.0% to $266.1 million from $263.4 million, primarily due to an increase in non-interest bearing deposits of $2.6 million.  FHLB advances decreased $8.0 million to $30.0 million at December 31, 2014 compared to $38.0 million as of June 30, 2014.
Stockholders’ equity at December 31, 2014 was $41.0 million compared to $40.7 million at June 30, 2014 with the increase due to the retention of earnings of $218,000 from the period.  In addition, an aggregate of $158,000 was added to stockholders’ equity due to the recognition of stock-based compensation expense and ESOP shares earned.  The accumulated other comprehensive loss balance increased by $39,000 during the Transition Period, while treasury stock remained unchanged.  Our return on average equity for the Transition Period was 1.06% versus 2.50% for the comparable period in 2013.

During the Transition Period, we determined that income taxes for the fiscal years ended June 30, 2011 and 2010 were misstated by an aggregate of $122,000.  The misstatements related to the calculation of deferred income taxes.  Accordingly, a restatement adjustment was made, effective June 30, 2011, to reduce both deferred income tax assets and stockholders’ equity by $122,000.  For purposes of the audited consolidated financial statements, the restatement is reflected in the opening balances of the earliest year presented.

Overall, total assets declined as reductions in securities held to maturity of $6.4 million were utilized to reduce higher costing wholesale borrowings by $8.0 million.  The growth in net loans of $1.2 million as well as growth in non-interest bearing deposits of $2.6 million coupled with the reduction in wholesale funding of $8.0 million is expected to produce a positive impact on the net interest spread and margin.

Year ended June 30, 2014

We reported net income of $988,000 for the fiscal year ended June 30, 2014 as compared to a net loss of $1.4 million for fiscal 2013.

Net interest income for fiscal 2014 was up approximately $259,000, or 2.8%, as compared to fiscal 2013.   Non-interest expense decreased by $131,000, or 1.6%, while non-interest income increased by $74,000 or 11.4% for the same comparative period.  The net interest rate spread decreased in fiscal 2014 to 2.86%, compared to 2.90% for fiscal 2013, mainly as a result of a lower interest rate environment.  For the year ended June 30, 2014, interest income decreased by $40,000 or 0.3% while interest expense decreased by $299,000 or 11.0% as compared to fiscal 2013.

Total assets were $345.1 million at June 30, 2014, a 2.1% decrease compared to $352.5 million at June 30, 2013. The decrease in assets occurred primarily as the result of a $17.4 million decrease in cash and cash equivalent balances, offset in part by a $7.0 million increase in loans receivable, net and a $4.0 million increase in securities held to maturity.  Deposits were $263.4 million at June 30, 2014, compared to $280.5 million at June 30, 2013.  FHLB advances were $38.0 million at June 30, 2014 compared to $30.0 million at June 30, 2013.

Stockholders’ equity at June 30, 2014 was $40.7 million compared to our stockholders’ equity at the prior fiscal year-end of $39.4 million. The Company had net income of $988,000 for the fiscal year ended June 30, 2014.   In addition, $311,000 was added to stockholders’ equity through the recognition of stock-based compensation expense as a result of the vesting of restricted stock awards and ESOP shares earned.  The accumulated other comprehensive loss balance increased by $2,000 for the year ended June 30, 2014, while treasury stock remained unchanged for both  comparative fiscal year end dates.  Our return on average equity for fiscal 2014 was 2.46% compared to (3.45%) for fiscal 2013.

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

Comparison of Financial Condition at December 31, 2014 and June 30, 2014

General. Total assets at December 31, 2014 were $340.3 million versus $345.1 million at June 30, 2014.  The decline of $4.9 million, or 1.4% was due to a reduction in securities held to maturity of $6.4 million, or 7.6%, as well as a decrease in FHLB stock of $480,000, or 21.9%.  These reductions were partially offset by increases in net loans, other real estate owned and cash and cash equivalents of $1.2 million, $874,000 and $211,000, respectively.  Total deposits increased $2.7 million, or 1.0% to $266.1 million from $263.4 million due to an increase in non-interest bearing deposits of $2.6 million.  FHLB advances decreased $8.0 million to $30.0 million at December 31, 2014 compared to $38.0 million as of June 30, 2014.  The Company chose to utilize the proceeds from maturing securities and the growth in deposits to fund loan growth and the repayment of FHLB advances.

Total liabilities declined $5.2 million, or 1.7%, at December 31, 2014 from June 30, 2014.  The ratio of average interest-earning assets to average interest-bearing liabilities improved to 119.74% for the six months ended December 31, 2014 as compared to 114.09% for the year ended June 30, 2014 and 115.92% for the six months ended December 31, 2013, respectively.  Stockholders’ equity increased $337,000, or 0.8%, to $41.0 million at December 31, 2014 from $40.7 million as of June 30, 2014.

Loans. Loans receivable, net, increased $1.2 million, or 0.5%, from $230.3 million at June 30, 2014 to $231.4 million at December 31, 2014. As a percentage of assets, loans increased to 68.0% from 66.7% at June 30, 2014. The Company’s one-to-four family, consumer and construction loans grew by $1.7 million, $320,000 and $134,000 or 1.2%, 38.5% and 1.1%, respectively.  Home equity and commercial real estate loans decreased by $1.6 million and $399,000 or 4.3% and 1.2%, respectively.  Within consumer loans, deposit account loans increased 51.7%, or $311,000 while all remaining consumer loans remained relatively unchanged.

Securities. The securities held to maturity portfolio totaled $78.5 million at December 31, 2014 compared to $84.9 million at June 30, 2014.  Maturities, calls and principal repayments during the Transition Period totaled $6.4 million as compared to $3.3 million during the six months ended December 31, 2013. No securities were purchased during the Transition Period compared to $8.4 million during the corresponding period of the prior year.

Deposits. Total deposits at December 31, 2014 rose to $266.1 million from $263.4 million at June 30, 2014, reflecting a $2.7 million increase.  Demand deposits, in aggregate, increased by $8.3 million, while certificates of deposit and savings and club accounts decreased by $4.6 million and $1.0 million, respectively.

Borrowings. Total borrowings were $30.0 million at December 31, 2014 compared to $38.0 million at June 30, 2014.  The Company repaid $8.0 million of short-term borrowings during the Transition Period and did not repay any long-term borrowings during the period.

Equity. Stockholders’ equity was $41.0 million at December 31, 2014 compared to $40.7 million at June 30, 2014, an increase of $337,000 or 0.8%. The Company had net income of $218,000 for the Transition Period.  In addition, an aggregate of $158,000 was added to stockholders’ equity due to the recognition of stock based compensation expense and ESOP shares earned.  The accumulated other comprehensive loss balance increased by $39,000 at December 31, 2014 compared to June 30, 2014, while treasury stock remained unchanged.    During the Transition Period, we determined that income taxes for the fiscal years ended June 30, 2011 and 2010 were misstated by an aggregate $122,000.  The misstatements related to the calculation of deferred income taxes.  Accordingly, a restatement adjustment was made, effective June 30, 2011, to reduce both deferred income tax assets and stockholders’ equity by $122,000.  For purposes of the audited consolidated financial statements, the restatement adjustment is reflected in the opening balances of the earliest year presented.

Comparison of Financial Condition at June 30, 2014 and 2013

General. Total assets were $345.1 million at June 30, 2014, compared to $352.5 million at June 30, 2013.  The Company experienced a $17.4 million or 70.5% decrease in cash and cash equivalent balances and a $1.1 million or 26.2% decrease in other asset balances, while loans receivable, net, and securities held to maturity balances increased by $7.0 million and $4.0 million or 3.1% and 5.0%, respectively.  Deposits decreased $17.1 million or 6.1%, while advances from the FHLB of New York increased by $8.0 million or 26.7%.  The decrease in cash and cash equivalent balances was primarily due to the decrease in deposit balances, while the increase in loans receivable, net and securities held to maturity balances was primarily funded through  increases in borrowings from the FHLB of New York during this period.

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

Loans. Loans receivable, net, increased $7.0 million, or 3.1% from $223.3 million at June 30, 2013 to $230.3 million at June 30, 2014. As a percentage of assets, loans increased to 66.7% from 63.3%. The Company’s one-to-four family and construction loans grew by $6.6 million and $3.6 million or 4.8% and 40.7%, respectively, as did commercial and industrial and personal loans by $399,000 and $4,000, or 4.3% and 12.5%, respectively.  Home equity and commercial real estate loans decreased by $2.2 million and $135,000 or 5.4% and 0.4%, respectively, as did automobile, overdraft protection and deposit account loans, which decreased by $78,000, $14,000 and $9,000 or 70.3%, 8.0% and 1.5%, respectively, between June 30, 2013 and June 30, 2014.

Securities. Our portfolio of securities held to maturity was $84.9 million at June 30, 2014 as compared to $80.9 million at June 30, 2013. Maturities, calls and principal repayments during the year totaled $4.3 million as compared to $41.6 million during the prior year. We purchased $8.4 million of new securities during the year ended June 30, 2014 compared to $71.8 million during the year ended June 30, 2013.

Deposits. Total deposits at June 30, 2014 were $263.4 million, a $17.1 million decrease as compared to $280.5 million at June 30, 2013. Demand deposits, in aggregate, increased by $4.5 million, and certificates of deposit accounts decreased by $11.4 million, while savings and club accounts decreased by $10.1 million.

Borrowings. Total borrowings were $38.0 million at June 30, 2014 compared to $30.0 million at June 30, 2013.  The Company borrowed $8.0 million in overnight funds at June 30, 2014 from the FHLB of New York and did not have any short-term borrowings at June 30, 2013.  The Company did not repay any long-term borrowings during the fiscal year ended June 30, 2014.

Equity. Stockholders’ equity was $40.7 million at June 30, 2014 compared to $39.4 million at June 30, 2013, an increase of $1.3 million or 3.3%. The Company had net income of $988,000 for the fiscal year ended June 30, 2014.  In addition, an aggregate of $311,000 was added to stockholders’ equity due to the recognition of stock based compensation expense and ESOP shares earned.  The accumulated other comprehensive loss balance increased by $2,000 at  June 30, 2014 compared to  June 30, 2013, while treasury stock remained unchanged for the same comparative period end dates.

Comparison of Operating Results for the Transition Period and Six Months Ended December 31, 2013

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

The Company reported net income of $218,000 for the Transition Period compared to net income of $499,000 for the six-months ended December 31, 2013, representing a decrease of $281,000 or 56.3%.  This decrease was largely driven by the $439,000 customer fraud loss incurred during the current period, which when tax-effected, contributed to a reduction of net income of approximately $263,000. Offsetting this was an increase in net interest income of approximately $74,000 and a reduction of the provision for loan losses of $200,000.  Non-interest income was down approximately $39,000 primarily as a result of lower fees and service charges earned.  Non-interest expense was $720,000 higher due in part to the $439,000 customer fraud loss noted above in addition to certain costs incurred related to the fiscal year change from June to December, which were primarily reflected in a $139,000 increase in professional fees.  Salary and benefit expense was up $154,000, or 8.2% period over period.  Partially offsetting these increases was a $104,000 reduction in FDIC assessments.  Income tax expense was down $204,000 for the Transition period versus the six-months ended December 31, 2013 due to the decrease in pre-tax income.

Net Interest Income.  Net interest income for the Transition Period totaled $4.8 million compared to $4.7 million of the six months ended December 31, 2013.  Interest income for both periods was $6.0 million while interest expense for the Transition Period decreased by $76,000 to $1.2 million from the same period a year earlier.

Average earning assets declined $3.7 million, or 1.1% to $326.6 million period to period while the average rate on interest earning assets expanded by 4 basis points to 3.65% for the Transition Period.  The result of those variances was a decline in interest income of $2,000 for the Transition Period compared to the six-months ended December 31, 2013.  Total interest income for both periods was $6.0 million.  Interest income on loans receivable grew by $62,000 to $5.0 million as additional volume during the 2014 period more than offset the decrease in the average yield of four basis points.  Average loans were $235.3 million and $230.4 million for the six months ended December 31, 2014 and 2013, respectively.  Average securities held to maturity declined by $4.4 million to $81.3 million from $85.7 million.  The average rate earned on the portfolio decreased four basis points to 2.15% from 2.19% a year earlier and resulted in a reduction of $63,000 in interest income.  Other interest-earning assets, consisting of FHLB stock and other interest-bearing deposits with other financial institutions, declined by $4.2 million on average, to $10.0 million for the six months ended December 31, 2014  compared with $14.2 million for the six months ended December 31, 2013.  Offsetting this decline was an increase of the average interest yield of 25 basis points to 0.88%.  The combined impact was a reduction of interest income on other interest-earning assets of $1,000.

Total interest expense declined by $76,000 to $1.2 million for the Transition Period as a result of lower volumes and rates.  Overall, average interest-bearing liabilities declined $12.2 million, or 4.3% to $272.8 million for the Transition Period as compared to $285.0 million for the six months ended December 31, 2013.  Interest expense on certificates of deposit declined $81,000 as average balances were approximately $8.3 million lower for the six months ended 2014 period totaling $96.9 million compared to $105.2 million for the six months ended December 31, 2013.  The average cost also declined by five basis points.  Savings and club accounts averaged $101.0 million for the six months ended December 31, 2014 versus $110.2 million for the six months ended December 31, 2013.  Lower volume of $9.2 million accounted for nearly all of the decline of $11,000 in interest expenses for these accounts in the Transition Period as compared to the same period in 2013. Partially offsetting these reductions was an increase in interest expense of $8,000 for NOW, super NOW and money market accounts.  Average balances increased $3.7 million to $42.1 million from $38.4 million for the same period a year earlier while the average interest cost rose three basis points to 0.16% from 0.13%.  Interest expense on FHLB advances rose by $8,000 to $389,000 from $381,000 a year earlier.  The average cost of advances declined by six basis points to 2.37% from 2.43% but this decline was more than offset by higher average balances.  Average FHLB advances were $32.8 million for the Transition Period versus $31.3 million for the six months ended December 31, 2013.

The Company’s net interest spread and margin showed improvement over the periods and were 2.79% and 2.94%, respectfully for the six months ended December 31, 2014 compared to 2.74% and 2.86%, respectfully for the six months ended December 31, 2013.

Provision for Loan Losses. The loan loss provision for the Transition Period was $100,000 compared to $300,000 for the six months ended December 31, 2013.  The Company’s management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company’s level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable. This analysis resulted in a lower provision for loan loss being required for the period ended December 31, 2014.  The reduction in the level of provision for loan loss primarily reflects lower levels of specific reserves related to non-performing loans individually evaluated for impairment.   Also, there was a stabilization of the quantitative and qualitative factors during the six months ended December 31, 2014 compared to upward-trending factors during the six-months ended December 31, 2013.  The Company had $418,000 in charge-offs and $266,000 in recoveries for the Transition Period compared to $1.0 million in charge-offs and $19,000 in recoveries for the six months ended December 31, 2013.  The Company had $6.1 million in non-performing loans as of December 31, 2014, compared to $8.3 million at June 30, 2014 and $8.2 million of December 31, 2013.  The allowance for loan losses as a percentage of total loans was 1.53%, 1.56% and 1.51% at December 31, 2014, June 30, 2014 and December 31, 2013, respectively. while the allowance for loan losses as a percentage of non-performing loans improved to 59.75% at December 31, 2014 from 44.34% at June 30, 2014 and 43.81% at December 31, 2013, as a result of lower total non-performing loans.  Non-performing loans to total loans were 2.57% at December 31, 2014 compared to 3.51% and 3.45% at June 30, 2014 and December 31, 2013, respectively.  Annualized net charge-offs to average loans outstanding ratios were 0.13% for the Transition Period compared to 0.51% and 0.86% for the year ended June 30, 2014 and the six months ended December 31, 2013.

Non-Interest Income. This category includes fees derived from checking accounts, ATM transactions, debit card use and mortgage related fees. It also includes increases in the cash-surrender value of our bank owned life insurance. Overall, non-interest income was $324,000 for the Transition Period compared to $363,000 for the six-months ended December 31, 2013, a decrease of $39,000 or 10.7%.

Income from fees and service charges totaled $170,000 for the Transition Period compared to $200,000 for the six months ended December 31, 2013, a decrease of $30,000 or 15.0%.  The decrease was partially attributable to lower certificate of deposit and demand deposit account services fees.

Income on bank owned life insurance was $110,000 and $109,000 for the six month periods ended December 31, 2014 and 2013.

Other non-interest income was $44,000 and $54,000 for the six months ended December 31, 2014 and 2013, respectively.  The decrease was primarily attributable to lower levels of income from late charges.

Non-Interest Expenses. Total non-interest expenses increased by $720,000 or 17.9% during the Transition Period and totaled $4.7 million as compared to $4.0 million for the six months ended December 31, 2013.

The Company incurred a customer related fraud loss of $439,000 during the current period compared to none for the six months ended December 31, 2013 or for the years ended June 30, 2014 and 2013.  After taxes, the loss reduced earnings by approximately $262,000.

Salaries and employee benefits expense increased by $154,000 or 8.2% to $2.0 million for the Transition Period compared to $1.9 million for the six months ended December 31, 2013.  Salary and benefits increased as a result of aligning performance evaluations to coincide with the change in the fiscal year end.  Professional services increased $139,000 totaling $412,000 for the Transition Period compared with $273,000 for the six months ended December 31, 2013.  The increase is largely attributable to the timing of additional professional services related to the Company’s change in fiscal year-end from June 30 to December 31 and the announced planned decision to move forward with the second step conversion.

Occupancy and equipment expense increased slightly by $16,000 or 2.4% to $678,000 for the six months ended December 31, 2014 compared to $662,000 for the same period a year earlier.  The increase in occupancy and equipment expense was primarily due to slightly higher maintenance and repair expense.

Directors’ compensation expense totaled $239,000 for the Transition Period compared to $227,000 for the six months ended December 31, 2013, representing an increase of $12,000 or 5.3%.  The increase was primarily due to an increase in stock-based compensation expense.

FDIC assessment expense totaled $144,000 for the Transition Period compared to $248,000 for the comparable period a year earlier.  The reduction in FDIC assessment expense was attributable to lower consolidated assets and lower assessment rates during the Transition Period versus the six months ended December 31, 2013.  Service bureau fees decreased by $44,000, or 14.3%, to $264,000 for the six months ended December 31, 2014 compared to $308,000 for the comparable period ended December 31, 2013.

Other non-interest expense totaled $457,000 for the Transition Period, compared to $350,000 for the comparable period a year earlier, reflecting an increase of $107,000 or 30.6%.  PExcluding other real estate owned activity, other non-interest expense was little changed.  The Company also recorded $122,000 of income on other real estate owned during the six months ended December 31, 2013 versus an expense of $19,000 during the Transition Period.

Income Taxes. The income tax expense for the Transition Period was $57,000 or 20.7% of income before taxes as compared to tax expense of $261,000, or 34.3%, of the reported income before income taxes, for the six month period ended December 31, 2013.  The decreased effective tax rate was attributable to non-taxable income, primarily income from bank owned life insurance, making up a larger portion of pre-tax income in the current period.

Average Balance Sheet. The following tables set forth certain information for the six months ended December 31, 2014 and 2013.  The average yields and costs are derived by dividing interest income and expense by the average daily balance of assets and liabilities, respectively, for the periods presented.

	Six Months Ended December 31,
	2014			2013
	Average Balance	Interest Earned/Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$235,327	$5,049	4.29%	$230,425	$4,987	4.33%
Securities	81,301	875	2.15%	85,711	938	2.19%
Other interest-earning assets(2)	9,993	44	0.88%	14,225	45	0.63%
Total interest-earning assets	326,621	5,968	3.65%	330,361	5,970	3.61%
Non-interest-earning assets	17,015			17,796
Total assets	$343,636			$348,157
Interest-bearing liabilities:
NOW, super NOW & money market demand	$42,067	33	0.16%	$38,374	25	0.13%
Savings and club deposits	101,011	109	0.22%	110,166	120	0.22%
Certificates of deposit	96,904	642	1.33%	105,157	723	1.38%
Total interest-bearing deposits	239,982	784	0.65%	253,697	868	0.68%
FHLB of New York advances	32,799	389	2.37%	31,297	381	2.43%
Total interest-bearing liabilities	272,781	1,173	0.86%	284,994	1,249	0.88%
Non-interest-bearing deposits	26,770			20,438
Other non-interest-bearing liabilities	2,920			2,821
Total liabilities	302,471			308,253
Stockholders’ equity	41,165			39,904
Total liabilities and stockholders’ equity	$343,636			$348,157

Net interest income/net interest rate spread(3)		$4,795	2.79%		$4,721	2.74%
Net interest margin(4)			2.94%			2.86%
Ratio of interest-earning assets to interest-bearing liabilities	119.74%			115.92%

________________
(1)	Non-accruing loans have been included, and the effect of such inclusion was not material. The allowance for loan losses is excluded, while construction loans in process and deferred fees are included.
(2)	Includes FHLB of New York stock at cost and term deposits with other financial institutions.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
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

	Six Months Ended December 31, 2014 and 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
(In thousands)
Interest and dividend income:
Loans receivable	$105	$(43)	$62
Securities	(47)	(16)	(63)
Other interest-earning assets	(16)	15	(1)
Increase (decrease) in total interest income	42	(44)	(2)

Interest expense:
NOW and money market accounts	2	6	8
Savings and club	(10)	(1)	(11)
Certificates of deposit	(56)	(25)	(81)
Total interest-bearing deposits	(64)	(20)	(84)
FHLB of New York advances	18	(10)	8
(Decrease) increase in total interest expense	(46)	(30)	(76)

Change in net interest income	$88	$(14)	$74

Comparison of Operating Results for the Years Ended June 30, 2014 and June 30, 2013

General.  The Company reported net income of $988,000 for the year ended June 30, 2014 compared to a net loss of $1.4 million for the year ended June 30, 2013, representing a $2.4 million or 171.3% increase.  This increase was primarily due to a decrease in the provision for loan losses, an increase in net interest income and non-interest income and, a decrease in non-interest expenses offset by an increase in income taxes.

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

Total interest expense decreased $299,000 or 11.0% for the year ended June 30, 2014, compared to the year ended June 30, 2013. Average interest-bearing liabilities decreased $3.8 million or 1.3%, from $286.0 million for the year ended June 30, 2013, to $282.2 million for the year ended June 30, 2014, and the average rate on interest-bearing liabilities decreased by 9 basis points to 0.86 % for the year ended June 30, 2014.  Interest expense on deposits decreased $352,000 or 17.5% for the year ended June 30, 2014, compared to the year ended June 30, 2013, as a result of a 10 basis point reduction to 0.66% in the average rate on interest-bearing deposits, and a $13.6 million or 5.2% decrease in average balance of interest-bearing deposits. The average balance of NOW, super NOW and money market demand account balances increased $2.4 million, or 6.6%, while the average balance of savings balances decreased $3.0 million, or 2.7%, and the average balance of certificates of deposit decreased by $13.1 million or 11.4% for the year ended June 30, 2014 compared to the same period ended June 30, 2013. The average rate on savings and club deposits, NOW, super NOW and money market demand accounts and certificates of deposit decreased by one basis point, one basis point, and 13 basis points, respectively, for the year ended June 30, 2014 compared to the year ended June 30, 2013.  Total interest expense on FHLB advances was $767,000 for the year ended June 30, 2014 compared to $714,000 for the year ended June 30, 2013.  Average FHLB advances were $33.1 million for the year ended June 30, 2014 compared to $23.3 million for the year ended June 30, 2013, an increase of $9.8 million, or 41.9%.  The average rate on FHLB advances decreased by 74 basis points to 2.32% for the year ended June 30, 2014 compared to the year ended June 30, 2013.

Our net interest rate spread was 2.86% for the year ended June 30, 2014 compared to 2.90% for the year ended June 30, 2013. The spread decreased during the year ended June 30, 2014 as our average yield on interest-earning assets decreased by 13 basis points to 3.72% from 3.85%, offset in part by a decrease in the cost of interest-bearing liabilities of nine basis points to 0.86% from 0.95%, compared to the same period ended June 30, 2013.

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

Other non-interest expense totaled $860,000 for the year ended June 30, 2014, compared to $983,000 for the year ended June 30, 2013, a decrease of $123,000 or 12.5%.  The decrease in other non-interest expense was primarily attributable to decreases in other real estate and non-operating expenses.  Salaries and employee benefits expense decreased by $75,000, or 1.9%, to $3.8 million for the year ended June 30, 2014 compared to $3.9 million for the year ended June 30, 2013.  The decrease in salaries and employee benefits expense was primarily due a decrease in stock-based compensation expense.  Occupancy and equipment expense decreased by $60,000 or 4.3% to $1.3 million for the year ended June 30, 2014 compared to $1.4 million for the year ended June 30, 2013.  The decrease in occupancy and equipment expense was primarily due to a decrease in depreciation expense.  Directors’ compensation expense totaled $444,000 for the year ended June 30, 2014 compared to $495,000 for the year ended June 30, 2013, representing a reduction of $51,000 or 10.3%.  The decrease in directors’ compensation expense was primarily due a decrease in stock-based compensation expense.  Advertising expense totaled $144,000 for the year ended June 30, 2014 compared to $162,000 for the year ended June 30, 2013, representing a reduction of $18,000 or 11.1%.  The decrease in advertising expense was attributable to a reduction in spending. FDIC assessment expense totaled $410,000 for the year ended June 30, 2014 compared to $291,000 for the year ended June 30, 2013, an increase of $119,000 or 40.9%.  The increase in FDIC assessment expense related to the increase in factors used in calculation of the assessment.  Service bureau fees increased by $73,000, or 13.2%, to $626,000 for the year ended June 30, 2014 compared to $553,000 for the year ended June 30, 2013.  The increase in service bureau fees was related to the expansion of services.  Professional services expense increased slightly by $4,000, or 0.7%, to $547,000 for the year ended June 30, 2014 compared to $543,000 for the year ended June 30, 2013.

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

	Year Ended June 30,
	2014			2013			2012
	Average Balance	Interest Earned/Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)	$232,148	$10,033	4.32%	$237,776	$10,435	4.39%	$248,124	$11,783	4.75%
Securities	85,561	1,870	2.19%	68,978	1,504	2.18%	60,710	1,929	3.18%
Other interest-earning assets(2)	4,276	89	2.08%	5,963	93	1.56%	6,572	89	1.35%
Total interest-earning assets	321,985	11,992	3.72%	312,717	12,032	3.85%	315,406	13,801	4.38%
Non-interest-earning assets	24,258			33,567			32,443
Total assets	$346,243			$346,284			$347,849
Interest-bearing liabilities:
NOW, super NOW & money market demand	$39,356	50	0.13%	$36,918	51	0.14%	$34,012	60	0.18%
Savings and club deposits	107,960	234	0.22%	110,916	251	0.23%	112,901	417	0.37%
Certificates of deposit	101,801	1,371	1.35%	114,876	1,705	1.48%	121,858	2,175	1.78%
Total interest-bearing deposits	249,117	1,655	0.66%	262,710	2,007	0.76%	268,771	2,652	0.99%
FHLB of New York advances	33,108	767	2.32%	23,329	714	3.06%	20,000	684	3.42%
Total interest-bearing liabilities	282,225	2,422	0.86%	286,039	2,721	0.95%	288,771	3,336	1.16%
Non-interest-bearing deposits	21,598			18,691			16,094
Other non-interest-bearing liabilities	2,198			1,438			1,964
Total liabilities	306,021			306,168			306,829
Stockholders’ equity	40,222			40,116			41,020
Total liabilities and stockholders’ equity	$346,243			$346,284			$347,849

Net interest income/net interest rate spread(3)		$9,570	2.86%		$9,311	2.90%		$10,465	3.22%
Net interest margin(4)			2.97%			2.98%			3.32%
Ratio of interest-earning assets to interest-bearing liabilities	114.09%			109.33%			109.22%

________________
(1)	Non-accruing loans have been included, and the effect of such inclusion was not material. The allowance for loan losses is excluded, while construction loans in process and deferred fees are included.
(2)	Includes FHLB of New York stock at cost and term deposits with other financial institutions.
(3)	Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
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

	Year Ended June 30,			Year Ended June 30,
	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest and dividend income:
Loans receivable	$(240)	$(162)	$(402)	$(478)	$(870)	$(1,348)
Securities	359	7	366	238	(663)	(425)
Other interest-earning assets	(30)	26	(4)	(9)	13	4
Increase (decrease) in total interest income	89	(129)	(40)	(249)	(1,520)	(1,769)

Interest expense:
NOW and money market accounts	3	(4)	(1)	5	(14)	(9)
Savings and club	(6)	(11)	(17)	(7)	(159)	(166)
Certificates of deposit	(189)	(145)	(334)	(119)	(351)	(470)
Total interest-bearing deposits	(192)	(160)	(352)	(121)	(524)	(645)
FHLB of New York advances	253	(200)	53	107	(77)	30
Increase in total interest expense	61	(360)	(299)	(14)	(601)	(615)

Change in net interest income	$28	$231	$259	$(235)	$(919)	$(1,154)

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

Senior management is responsible for managing our overall liquidity position and risk and is responsible for ensuring that our liquidity needs are being met on both a daily and long-term basis. The Financial Review Committee, comprised of senior management and chaired by the President and Chief Executive Officer is responsible for establishing and reviewing our liquidity procedures, guidelines, and strategy on a periodic basis.

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

At December 31, 2014, the Bank had outstanding commitments to originate loans of $2.9 million, unused lines of credit of $20.0 million (including $16.7 million for home equity lines of credit), and standby letters of credit of $347,000. Certificates of deposit scheduled to mature in one year or less at December 31, 2014, totaled $56.7 million.

The Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville). For additional information regarding the Bank’s lease commitments as of June 30, 2014, see Note 10 to our consolidated financial statements beginning on page F-1.

The Bank has access to cash through borrowings from the FHLB, as needed, to meet its day-to-day funding obligations. At December 31, 2014, its total loans to deposits ratio was 86.99%.  At December 31, 2014, the Bank’s collateralized borrowing limit with the FHLB was $69.0 million, of which $30.0 million was outstanding. As of December 31, 2014, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of December 31, 2014, the Bank exceeded all applicable regulatory capital requirements.  See Note 14 to our consolidated financial statements beginning at page F-1 for more information about the Bank’s regulatory capital compliance.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of our business of investing in loans and securities as well as in the normal course of maintaining and improving the Bank facilities. These financial instruments include significant purchase commitments such as commitments to purchase investment securities or mortgage-backed securities and commitments to extend credit to meet the financing needs of our customers. At December 31, 2014, our significant off-balance sheet commitments consisted of commitments to originate loans of $2.9 million, construction loans in process of $1.5 million, unused lines of credit of $20.0 million (including $16.7 million for home equity lines of credit) and standby letters of credit of $347,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments. Since a number of commitments typically expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For additional information regarding our outstanding lending commitments at December 31, 2014, see Note 15 to our consolidated financial statements beginning on page F-1.

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

Several years ago market interest rates were at historically low levels. Beginning in June 2004 through June 2007, the U.S. Federal Reserve increased its target federal funds rate, raising it 17 times, from 1.00% to 5.25% during this period. The Federal Reserve subsequently reduced its target federal fund rate 3 times during the fiscal year ended June 30, 2009 from 0 to 1/4%.  A normalization of the prior year’s inverted yield occurred during that year as a result of the Federal Reserve’s policy. The Federal Reserve did not make any further changes to it federal funds rate during the transition period ended December 31, 2014 or during the fiscal year-ended June 30, 2014.  The federal funds rate and other short-term market interest rates, which we use as a guide to our deposit pricing, have decreased, while intermediate-and long-term market interest rates have remained stable, which we use as a guide to our loan pricing, have not decreased nor increased proportionately. The Bank has begun to realize a reduction in its deposit portfolio average rate more recently.

Quantitative Analysis.  The following table presents the Bank’s economic value of equity (“EVE”) as of December 31, 2014. The Bank outsources its interest rate risk modeling and the EVE values in this table were calculated by an outside consultant, based on information provided by the Bank.

Changes in Interest Rates (basis points)	% Change in Pretax Net Interest Income	Economic Value of Equity

+400	-10.76%	12.18%
+300	-7.77%	13.60%
+200	-4.92%	14.94%
+100	-1.38%	15.99%
0	-	16.19%
-100	-7.97%	16.74%
                ___________
    (1) The -200bp scenario was not disclosed due to the low prevailing interest rate environment

Future interest rates or their effect on EVE or net interest income are not predictable. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments, and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in this type of computation. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rate on certain types of assets and liabilities, such as demand deposits and savings accounts, may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Notwithstanding the discussion above, the quantitative interest rate analysis presented above indicates that a rapid increase or decrease in interest rates would adversely affect our net interest margin and earnings.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements are contained in this Transition Report on Form 10-K immediately following Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December

31, 2014. Based on such evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2014.

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

Under supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

/s/ Michael A. Shriner	/s/ Robert G. Russell, Jr.
Michael A. Shriner	Robert G. Russell, Jr.
President and Chief Executive Officer	Senior Vice President and Acting Chief Financial Officer

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The board of directors of the Company is comprised of seven persons who are elected for terms of three years, approximately one-third of whom are elected annually.  The same individuals who serve as directors of the Company also serve as directors of the MHC and the Bank. All of our directors are independent under the listing requirements of the Nasdaq Stock Market, Inc., except for Michael A. Shriner whom we currently employ as President and Chief Executive Officer.

Information regarding our directors is provided below. Unless otherwise stated, each individual has held his or her current occupation for the last five years. The age indicated for each individual is as of December 31, 2014. The indicated period of service as a director includes the period of service as a director of the Bank.

The following directors have terms ending in 2015:

Gary T. Jolliffe, age 71; director since 1992, served as President and Chief Executive Officer of the Company and the Bank until his retirement on December 31, 2011.  Mr. Jolliffe joined the Bank in 1986 as its executive vice president and was appointed as its president in 1990. In 1992, he was also appointed to the position of chief executive officer and became a director. Mr. Jolliffe was a member of the Board of Governors of the New Jersey League of Community Bankers from 1999 through 2007 serving in numerous positions, including chairman of the New Jersey League of Community Bankers from 2004 to 2005.  Mr. Jolliffe is a past member of the Board of Trustees of Freedom House Foundation, Glen Gardner, New Jersey.  After 30 years as a member of the Bernardsville Rotary Club where he held the positions of director, president, vice president and treasurer, Mr. Jolliffe is now an honorary member.  Mr. Jolliffe’s 49 years of banking experience including nearly 27 years with the Bank and the Company combined with his knowledge of the communities make him an integral member of our Board of Directors.

Donald J. Musso, age 55; director since 2013, is President of FinPro, Inc., a consulting and financial advisory firm that he founded in 1987.  FinPro, Inc., which is located in New Jersey, specializes in providing financial advisory services to the financial institutions industry.  In 2012, Mr. Musso also formed FinPro Capital Advisors, Inc. as a wholly owned subsidiary of FinPro to conduct investment banking activities.  Mr. Musso has a broad background in strategic planning, asset/liability management, market feasibility assessments, de novo bank formations and investment banking.  He has significant experience as a founder, significant stockholder and board member of de novo financial institutions.  Mr. Musso is on the faculty of Stonier Graduate School of Banking, the Graduate School of Bank Investments and Financial Management at the University of South Carolina, the Graduate School of Banking at Colorado and the Pacific Coast Banking School.  Mr. Musso’s extensive experience in all aspects of banking as well as his knowledge of the market in which the Company operates makes him an extremely valuable member of the Board.

The following directors have terms ending in 2016:

E. Haas Gallaway, Jr., age 74; director since 1987, served as president of Gallaway and Crane Funeral Home with principal offices located in Basking Ridge and a branch location located in Bernardsville, New Jersey until his retirement in September 2012.  Mr. Gallaway remains with the company as a Vice President.  This firm was founded by his father, E. Haas Gallaway, Sr., in Millington in 1935 and moved to its present location in Basking Ridge in 1936.  Mr. Gallaway has been associated with the firm since 1960, purchased a minority position in the firm in 1963 and the remainder of the corporation in 1976.  He is a licensed funeral director in the states of New Jersey and Florida.  Mr. Gallaway is a member and past president of the Morris County Funeral Directors’ Association, member of The New Jersey State Funeral Directors’ Association, member of National Funeral Directors’ Association, and past president of the Bernardsville Rotary Club, former director and past president of the Somerset Hills YMCA, and a past president of the Board of Directors of Honesty House formerly of Stirling.  He is the brother of Mr. W. Scott Gallaway.  With his extensive business background and knowledge of and stature in the communities in which we do business, Mr. Gallaway has been a significant contributor to the Board of Directors of the Company for the past 28 years.

W. Scott Gallaway, age 69; director since 2000, founded Gallaway Associates, a real estate brokerage and appraisal firm in 1975 and sold the brokerage portion to Remax Properties Unlimited in 2000.  He is an equity partner with ReMax Alliance Realtors of Basking Ridge and spent many years as a broker, salesperson and licensed appraiser in the State of New Jersey.  Mr. Gallaway is Past President of the Somerset County Board of Realtors, the Northern New Jersey Chapter of Homes for Living, the New Jersey Chapter of Certified Residential Brokers (CRB), and the Bernardsville Rotary Club.  He has also served as Third District Vice President of the New Jersey Association of Realtors and Charter Scoutmaster of Troop 150, BSA, Bernardsville, N.J.  He has also served on the Board of Directors of the Patriots Path Council, BSA and the Somerset Hills YMCA.  Mr. Gallaway is Past Master of Congdon Overlook Lodge F&AM and Past President of the Masters, Wardens and Past Masters Association of the Eleventh District of New Jersey.  Mr. Gallaway was honored as “Outstanding Citizen Volunteer of the Year” by the Borough of Bernardsville in 1993.  He is the brother of E. Haas Gallaway, Jr.  Mr. Gallaway’s real estate and appraisal experience and his stature in the community have made him a valuable member of the Board of Directors.

Michael A. Shriner, age 50; director since 1999, has been employed by the Bank since 1987 and became a vice president in 1990, a senior vice president in 1997, the executive vice president in 2002 and the chief operating officer in 2006.  In January 2012 he became President and Chief Executive Officer.  He was appointed to the Board of Directors in 1999.  Mr. Shriner currently serves and a member of the Enterprise Risk Management Committee with the New Jersey Bankers Association.  He has previously served as chairman of the Mortgage Steering Committee of the New Jersey League of Community Bankers and was a member of the Residential Lending and Affordable Housing Committee, Consumer Lending and CRA Committee and Operations and Technology Committee.  Mr. Shriner is a graduate of The National School of Banking (Fairfield University).  He also serves as a trustee for HomeSharing, Inc.

a non-profit organization located in central New Jersey.  Mr. Shriner’s 27 years of banking experience, knowledge of the Bank and the Company and leadership skills make him an integral part of the Board of Directors.

The following directors have terms ending in 2017:

Dr. Thomas G. McCain, age 77; director since 1992, became principal of the Fairmount Avenue School in Chatham, New Jersey in 1964 after having taught in Berlin, Connecticut.  He left Chatham nine years later to become assistant superintendent of schools in Freeport, New York and in 1978 was appointed superintendent of schools in Bernardsville, New Jersey, the district from which he retired from public education in 1988.  In 1991, Dr. McCain founded Learning Builders, a firm that provides planning and training services to schools and businesses in several states.  After twenty-two years as president and sole owner of the firm, Dr. McCain retired and closed the firm in 2013.  Dr. McCain’s many years of management experience at the highest levels of public education together with his entrepreneurial experience make him a valued member of the Board of Directors.

Ferdinand (Fred) J. Rossi, age 73; director since 1975, has recently retired as the township administrator for the Township of Morris in Morris County, New Jersey and had held that office since 1995.  Previously, Mr. Rossi served as the county administrator for Morris County, New Jersey for 15 years, and the township clerk and then administrator for the Township of Long Hill (formerly Passaic Township) for 13 years.  Mr. Rossi is a lifelong resident of Long Hill Township and has served as a member of the Board for nearly 40 years.  He has also served as president of the New Jersey Association of County Administrators and Managers, is a former member and president of the Bernardsville Rotary Club and is a current member of the Long Hill Township Historic Preservation Advisory Committee.  Mr. Rossi has gained critical knowledge about the communities in which we operate through the positions he has held, both elected and appointed and is an important contributor to the Board of Directors.

Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as executive officers and will serve in the same positions following the conversion and the offering:

Name                                                      Position

Michael A. Shriner                              President, Chief Executive Officer
Robert G. Russell, Jr.                          Senior Vice President; Chief Operating Officer and
       Acting Chief Financial Officer
John J. Bailey                                       Senior Vice President and Chief Lending Officer
Jeffrey E. Smith                                   Senior Vice President and Chief Financial Officer
Nancy E. Schmitz                                 Senior Vice President, Chief Credit Officer and
   Corporate Secretary

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for the period indicated below. Ages presented are as of December 31, 2014.

Robert G. Russell, Jr., age 48, serves as Senior Vice President and Chief Operating Officer of the Bank.  He is also serving as Acting Chief Financial Officer while Mr. Smith is on medical leave.  Prior to being hired by the Bank in January 2015, Mr. Russell served as President and Chief Executive Officer of NJM Bank from 2013 up to its merger with Spencer Savings Bank.  Prior to serving as President, Mr. Russell had served as Chief Financial Officer of NJM Bank from 2003 to 2013.

John J. Bailey, age 60, was hired by the Bank in February 2015 as Senior Vice President and Chief Lending Officer.  Prior to being hired by the Bank, Mr. Bailey served as Senior Vice President – Credit Administration at Union Center National Bank from 2013-2014 up to its merger with ConnectOne Bank.  Prior to joining Union Center National Bank, Mr. Bailey served as Managing Member and owner of Bailey Financial Consulting, LLC, a provider of consulting services to commercial banks, including loan review, credit marks and development of complex credit-based work-out scenarios.   Prior to forming his own company, Mr. Bailey had served in various lending capacities at other New Jersey-based financial institutions.  Currently, he also serves on the board of Colonial Financial Services, Inc., headquartered in Vineland, New Jersey.

Jeffrey E. Smith, age 65, has been employed by the Bank since 1996.  He was appointed as controller for the Bank in 1998, became a Vice President in 2002, and in 2006 became Chief Financial Officer.  He was named a Senior Vice President in 2015.  Mr. Smith previously served as a vice president and the comptroller for United National Bank in Plainfield, New Jersey where he was employed for 12 years.

Nancy E. Schmitz, age 59, joined the Bank in 1997 as a Commercial Lending Officer and Corporate Secretary.  She was promoted to Vice President - Lending in 2006 and to Senior Vice President and Chief Credit Officer in 2015. Ms. Schmitz currently serves as a member of Lending Steering Committee with the New Jersey Bankers.  She previously served on the Consumer Lending Committee of the New Jersey League of Community Bankers. Ms. Schmitz was previously employed by Lloyds Bank California for six years, where she completed a formal bank training program in Lending.  She also worked at HomeFed Bank, headquartered in San Diego, California in the National Accounts group and with Imperial Corporation of America in their San Diego Corporate Banking Group. She also was a volunteer with the US Agency for International Development in the Republic of Kyrgyzstan.

Board Leadership Structure and Board’s Role in Risk Oversight

Director Michael A. Shriner serves as President and Chief Executive Officer of the Company and Director W. Scott Gallaway serves as Chairman of the Board. The board of directors has determined that the separation of the offices of Chairman of the Board and President and Chief Executive Officer will enhance Board independence and oversight.  Moreover, the separation of the Chairman of the Board and President and Chief Executive Officer will allow the President and Chief Executive Officer to better focus on his growing responsibilities of running the Company, enhancing stockholder value and expanding and strengthening our franchise while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management.

We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk.  Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole and through its committees, in particular the Audit Committee, has responsibility for the oversight of risk management.  In its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.   In addition, the Board has appointed a Chief Risk Officer who reports to the Board at each meeting on risk management issues.  Other members of senior management attend the Board meetings and are available to address any questions or concerns raised by the Board on risk management and any other matters.  The Chairman of the Board and independent members of the Board work together to provide strong, independent oversight of our management and affairs through its standing committees and, when necessary, special meetings of independent directors.

Meetings and Committees of the Board of Directors

The Board of Directors conducts its business through meetings of the Board and through activities of its committees.  The Board maintains an Audit Committee, an Asset/Liability Management Committee, an Asset/Quality Committee, a Compensation Committee and a Nominating Committee.  During the transition period ended December 31, 2014, the Board of Directors held six meetings.  No director attended fewer than 75% of the total meetings of the Board and committees on which such director served during the transition period ended December 31, 2014.

The following table identifies the members of the members of the Company’s audit, compensation and nominating committees and their members. All members of each committee are independent in accordance with the listing requirements of the Nasdaq Stock Market, Inc. Each committee operates under a written charter that is approved by the board of directors that governs its composition, responsibilities and operation. Each committee reviews and reassesses the adequacy of its charter at least annually. The charters of all three committees are available in on our website (www.millingtonsb.com/about-us/investor-relations.html.).

Director	Audit Committee		Compensation Committee		Nominating Committee
W. Scott Gallaway	X	*
Thomas G. McCain			X	*	X
Ferdinand J. Rossi	X				X
Gary T. Jolliffe	X
E. Haas Gallaway, Jr.			X		X
Donald J. Musso			X		X
W. Scott Gallaway					X

Number of Meetings in Transition Period Ended December 31, 2014	3		3		—

*  Denotes chairperson.

The Audit Committee does not have an “audit committee financial expert.”  However, the Board of Directors believes that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the committee. The committee has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities.

The Compensation Committee meets annually to review management’s recommendations for management salaries and bonuses.

The Nominating Committee recommends to the full Board of Directors persons for selection as the Board’s nominees for election as directors.  Members of the Nominating Committee who are nominees did not participate in their selection as nominees.

The Company does not pay fees to any third party to identify or evaluate or assist in identifying or evaluating potential nominees.  The process for identifying and evaluating potential nominees of the Board includes soliciting recommendations from directors and officers of the Company and the Bank.  Additionally, the Board will consider persons recommended by stockholders of the Company in selecting nominees of the Board for election as directors.  In the Board’s selection of nominees of the Board, there is no difference in the manner of evaluation of potential nominees who have been recommended by directors or officers of the Company and the Bank versus evaluation of potential nominees who have been recommended by stockholders.  The Committee seeks nominees with excellent decision-making ability, business experience, personal integrity and reputation who are knowledgeable about the business activities and market areas in which the Company and the Bank engage.  The Board does not have a specific policy regarding diversity of board nominees although it may consider diversity in market knowledge, experience, background, employment and other factors in selecting nominees.

To be considered in the Committee’s selection of individuals the Committee recommends to the Board for selection as the Board’s nominees, recommendations from stockholders must be received by the Company in writing by at least 120 days prior to the date the proxy statement for the previous year’s annual meeting was first distributed to stockholders.  Recommendations should identify the submitting stockholder, the person recommended for consideration and the reasons the submitting stockholder believes such person should be considered.

Section 16(a) Beneficial Ownership Reporting Compliance

Securities and Exchange Commission regulations require the Company’s officers, directors and persons who own more than 10% of the outstanding Common Stock to file reports detailing their ownership and changes of ownership in the Common Stock, and to furnish the Company with copies of these reports. Based solely on its review of the reports received during the past fiscal year or with respect to the last fiscal year or written representations from these persons that they were not required to file annual reports of change in beneficial ownership, the Company believes that during the Transition Period, all of its officers, directors and all of its stockholders owning in excess of 10% of the outstanding Common Stock have complied with these reporting requirements.

The Company has adopted a Code of Ethics that applies to its CEO and CFO/Chief Accounting Officer.  A copy of the Code of Ethics is posted on the Company’s website at www.millingtonsb.com/about-us/investor-relations.

Item 11. Executive Compensation

Director Compensation

The following table sets forth information regarding the compensation of the Company’s directors for the fiscal year ended June 30, 2014 and the transition period ended December 31, 2014.  Mr. Shriner also serves as a director, and his compensation is detailed under “Executive Compensation.”  He does not receive any separate compensation for service as a director.  There were no stock or option awards granted during the fiscal year ended June 30, 2014 or the transition period ended December 31, 2014.

Transition Period (July 1, 2014 – December 31, 2014)

Director (1)(2)	Board Fees	All Other Compensation (3)	Total

Gary T. Jolliffe	$21,000	$ —	$21,000
E. Haas Gallaway, Jr.	22,500	$18,612	$41,112
W. Scott Gallaway	45,000	$ —	$45,000
Thomas G. McCain	25,500	$ 7,457	$32,957
Donald J. Musso	22,500	$ —	$22,500
Ferdinand J. Rossi	24,000	$31,811	$55,811

Fiscal Year (July 1, 2013 – June 30, 2014)
Director (1)(2)	Board Fees	All Other Compensation (3)	Total

Gary T. Jolliffe	$34,500	$61,632	$96,132
E. Haas Gallaway, Jr.	$37,800	$ 3,811	$41,611
W. Scott Gallaway	$57,900	$33,561	$91,461
Thomas G. McCain	$41,400	$ 1,702	$43,102
Donald J. Musso	$34,300	$ —	$34,300
Ferdinand J. Rossi	$39,300	$ 3,765	$43,065

___________________
(1)
As of December 31, 2014, none of the directors held any shares of restricted common stock.  As of June 30, 2014, each director listed on the table above other than Gary T. Jolliffe and Donald J. Musso held 1,543 shares of restricted common stock.  Gary T. Jolliffe held 4,848 shares of restricted common stock.  Donald J. Musso did not hold any shares of restricted common stock.

(2)
As of December 31, 2014, the aggregate number of options held by these individuals (each with an exercise price of $10.75 per share) was as follows:  Gary T. Jolliffe 60,590; E. Haas Gallaway, Jr. 19,279; W. Scott Gallaway 19,279; Thomas G. McCain 19,279; Donald J. Musso 0, and Ferdinand J. Rossi 19,279.  As of June 30, 2014, the aggregate number of options held by these individuals (each with an exercise price of $10.75 per share) was as follows:  Gary T.

Jolliffe 60,590; E. Haas Gallaway, Jr. 19,279; W. Scott Gallaway 19,279; Thomas G. McCain 19,279; Donald J. Musso 0, and Ferdinand J. Rossi 19,279.
(3)
For the transition period ended December 31, 2014, All Other Compensation consisted of the Bank’s contribution under the Directors Consultation and Retirement Plan.  For the year ended June 30, 2014, All Other Compensation for all directors other than Director Musso consists of the Bank’s contributions under the Directors Consultation and Retirement Plan as follows: Gary T. Jolliffe $36,632; E. Haas Gallaway, Jr. $3,811; W. Scott Gallaway $33,561; Thomas G. McCain $1,702; Ferdinand J. Rossi $3,765.  For Director Jolliffe, All Other Compensation includes $25,000 paid pursuant to the Non-Solicitation and Non-Competition Agreement entered into between Mr. Jolliffe and the Company. Director Musso is not a participant in the Directors Consultation and Retirement Plan.

Board Fees.  Directors currently are compensated only for their service as directors of the Bank, and no additional compensation is paid for serving on the boards of the Company or the MHC.  For the year ended June 30, 2014, the Bank paid a fee of $2,700 per board meeting.  The chairman of the board of directors was paid a fee of $4,200 per board meeting.  The board has regular meetings on a monthly basis for a total of 12 meetings per year.  During the fiscal year ended June 30, 2014, directors were paid a flat monthly fee of $300 for their committee participation.  Directors who serve on the Audit Committee and/or the Compensation Committee also received an additional payment of $300 per meeting.  The Chairmen of the Audit Committee and the Compensation Committee received a payment of $600 per meeting.

Effective July 1, 2014, the board fees were increased.  Directors continue to be compensated only for service on the Bank board.  Directors receive a fee of $3,500 per board meeting with the Chairman receiving a fee of $7,000 per board meeting.  Directors will no longer receive a flat monthly fee of $300 for their committee participation on the Asset Liability and Asset Quality Committees.  The Chairmen of the Audit and Compensation Committees receive an additional payment of $1,000 per meeting with members of the Audit and Compensation Committees receiving an additional payment of $500 per meeting.

Directors Consultation and Retirement Plan (the “DCRP”). This plan provides retirement benefits to certain directors of the Bank based upon the number of years of service to the Bank’s board. All of the current members of the Board, with the exception of Director Musso, are eligible to participate in the plan. To be eligible to receive benefits under the DCRP, a director must have completed at least 10 years of service and may not begin receiving payments prior to reaching 65 years of age.  If a director agrees to become a consulting director to the Bank’s board upon retirement, he will receive a monthly payment equal to 30% to 60% of the highest the Bank’s board fee and retainer in effect during the three-year period prior to the date of retirement based on the number of years of service as a director but in no event greater than $3,500.  Benefits under the DCRP begin upon a director’s retirement and are paid for 120 months; provided, however, that in the event of a director’s death prior to the receipt of all monthly payments, payments shall continue to the director’s surviving spouse or estate until 120 payments have been made.  The retirement benefit amount is payable to the participant for an additional period of 24 months for each additional period of five years of service completed by the director in excess of twenty years of service as of their actual retirement date.  In the event there is a change in control (as defined in the DCRP), all directors will be presumed to have a minimum of 20 years of service and attained age 65 under the DCRP and each director will receive a lump sum payment equal to the present value of future benefits payable.  All payments under the plan need to be in accordance with Code Section 409A.  Benefits under the DCRP are unvested and forfeitable until retirement with at least 10 years of service, termination of service following a change in control, disability following at least 10 years of service or death.

Executive Compensation

Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned during the last two fiscal years and the transition period ended December 31, 2014 by the Chief Executive Officer and the two other executive officers whose total compensation during the fiscal year ended June 30, 2014 exceeded $100,000 for services rendered in all capacities to the Company, the Bank and the MHC. We refer to these individuals in this prospectus as the “named executive officers.”

Name and Principal Position	Year (1)	Salary	Bonus	Stock Awards	Option Award	Non-Equity Incentive Plan Compensation (2)		Non-Qualified Deferred Compensation Earnings (3)	All Other Compensation		Total

Michael A. Shriner President, Chief Executive Officer and Director	Dec. 2014 June 2014 June 2013	$125,000 199,004 181,480	$ — — 7,500	$ — — —	$ — — —	$	— 32,479 —	$328 170 738	$23,634 40,150 34,419	(4)	$148,962 271,803 224,137

Jeffrey E. Smith Vice President and Chief Financial Officer	Dec. 2014 June 2014 June 2013	$ 76,778 139,074 129,064	$2,000 — —	$ — — —	$ — — —	$	— 22,363 —	$235 123 533	$ 3,463 13,131 10,637	(5)	$ 82,476 174,691 140,234

Nancy E. Schmitz Vice President and Corporate Secretary	Dec. 2014 June 2014 June 2013	$ 66,448 117,546 108,524	$2,000 — —	$ — — —	$ — — —	$	— 18,985 —	$189 98 318	$ 2,593 10,747 8,581	(6)	$ 71,230 147,376 117,423

_____________________
(1)
Effective November 17, 2014, the Company changed its fiscal year end from June 30 to December 31.  Compensation shown for Dec. - 2014 is for the six month transition period ending December 31, 2014.  Compensation shown as June – 2014 and June – 2013 is for the fiscal years ending June 30, 2014 and 2013, respectively.

(2)
For June 2014, consists of awards made in July 2014 under the Executive Incentive Retirement Plan with respect to the attainment of performance metrics applicable to fiscal year 2014.  Such awards equal 15% of the named executive officer’s base salary based upon achieving an increase in the Bank’s net income in fiscal year 2014 as compared to the prior fiscal year.

(3)
For the transition period ended December 31, 2014, consists of the excess of the earnings rate on the accrued benefits under the Executive Incentive Retirement Plan of 4.0% over 120% of the long-term applicable federal rate (AFR) of 3.29% in effect as of December 31, 2014.  For June 2014, consists of the excess of the earnings rate on the accrued benefits under the Executive Incentive Retirement Plan of 4.0% over 120% of the long-term applicable federal rate (AFR) of 3.77% in effect as of June 30, 2014.  For June 2013, consists of the excess of the earnings rate on the accrued benefits under the Executive Incentive Retirement Plan of 4.0% over 120% of the long-term AFR of 2.96% in effect as of June 30, 2013.

(4)
For the transition period ended December 31, 2014, consists of $498 for life insurance, $11,777 for reimbursed auto expense, an employer contribution to the 401(k) plan of $3,750 and director pension expense in the amount of $7,605. Annual ESOP allocation had not yet been determined. For June 2014, All Other Compensation for Mr. Shriner consists of $385 for life insurance, $10,398 for reimbursed auto expense, an employer contribution to the 401(k) Plan in the amount of $5,970 the value of shares allocated to Mr. Shriner’s account under the ESOP in the amount of $11,282 and Director Pension expense in the amount of $12,115.

(5)
For the transition period ended December 31, 2014, consists of $1,160 for life insurance and an employer contribution to the 401(k) plan of $2,303.   Annual ESOP allocation had not yet been determined.  For June 2014, All Other Compensation for Mr. Smith consists of $935 for life insurance, an employer contribution to the 401(k) Plan in the amount of $4,172 and the value of shares allocated to Mr. Smith’s account under the ESOP in the amount of $8,023.

(6)
For the transition period ended December 31, 2014, consists of $600 for life insurance and an employer contribution to the 401(k) plan of $1,993. Annual ESOP allocation had not yet been determined.  For June 2014, All Other Compensation for Ms. Schmitz consists of $474 for life insurance, an employer contribution to the 401(k) Plan in the amount of $3,526, and the value of shares allocated to Ms. Schmitz’s account under the ESOP in the amount of $6,747.

Outstanding Equity Awards at Fiscal Year End. The following tables set forth information on an award-by-award basis with respect to options and restricted stock awards held at the end of the transition period and at fiscal year end by each of the named executive officers, as well as the value of such awards held by such persons at the end of the fiscal year.

At December 31, 2014

Stock Awards
	Option Awards					Market
	Number of	Number of			Number of	Value of
	Securities	Securities			Shares or	Shares or
	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercised	Option	Option	Stock That	Stock That
	Options	Options	Exercise	Expiration	Have Not	Have Not
Name	Exercisable (1)	Unexercisable	Price	Date	Vested (2)	Vested

Michael A. Shriner	55,082	0	$10.75	05/18/19	0	$0

Jeffrey E. Smith	22,023	0	$10.75	05/18/19	0	$0

Nancy E. Schmitz	16,524	0	$10.75	05/18/19	0	0
            _____________
(1)	The named executive officers received an option grant on May 9, 2008. All options outstanding vested in 20% increments beginning May 9, 2009.
(2)	The named executive officers received a grant of restricted stock on December 14, 2009. All awards of restricted stock vest in 20% equal annual increments beginning December 14, 2010.

At June 30, 2014
Stock Awards
	Option Awards					Market
	Number of	Number of			Number of	Value of
	Securities	Securities			Shares or	Shares or
	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercised	Option	Option	Stock That	Stock That
	Options	Options	Exercise	Expiration	Have Not	Have Not
Name	Exercisable (1)	Unexercisable	Price	Date	Vested (2)	Vested (3)

Michael A. Shriner	55,082	0	$10.75	05/18/19	4,409	$35,625

Jeffrey E. Smith	22,023	0	$10.75	05/18/19	1,765	$14,261

Nancy E. Schmitz	16,524	0	$10.75	05/18/19	1,322	10,682
           _____________
(1)	The named executive officers received an option grant on May 9, 2008. All options outstanding vested in 20% increments beginning May 9, 2009.
(2)	The named executive officers received a grant of restricted stock on December 14, 2009. All awards of restricted stock vest in 20% equal annual increments beginning December 14, 2010.
(3)	The market value of the shares of restricted stock that have not yet vested is calculated using the closing sale price for the common stock on June 30, 2014 of $8.08.

Executive Incentive Retirement Plan.  The Bank’s executive incentive retirement plan provides for equal annual installments for a period of 15 years commencing on the first day of the calendar month following the termination of employment due to retirement, resignation, disability or death.  All payments under the plan are in accordance with Internal Revenue Code Section 409A.  The amount payable is based on the vested balance of the executive’s accumulated awards plus interest at the prime rate published in The Wall Street Journal, credited quarterly, but no less than 4% or greater than 12%.  The annual awards are based upon the executive’s base salary in effect at the beginning of the plan year and the Bank’s attainment of net income targets for the completed fiscal year as compared to the prior fiscal year.  The executive incentive plan provides that no award will be made with respect to any fiscal year unless net income for the Bank exceeds $1.0 million.  The percentage vested is based on the sum of the executive’s age and years of service.  The participant becomes fully vested if still employed at age 65 or upon death, or upon a change in control of the Bank.  Upon the death of the participant, the beneficiary shall receive the remaining balance paid in a lump sum.  The plan has been frozen with interest being paid on previous balances.

Split Dollar Life Insurance Agreement. The Bank has entered into Life Insurance Agreements with Messrs. Shriner and Smith and Ms. Schmitz, which provide a death benefit equal to the following: if the executive is:  (i) employed by the Bank at the time of his or her death, (ii) has retired from employment with the Bank after completion of not less than twenty (20) years of service with Milling Bank, or (iii) has retired from employment with the Bank and at such date of retirement the sum of the executive’s age and years of service equals not less than 70, then the executive’s beneficiary is entitled to payment of an amount equal to 200% of the executive’s highest annual base salary (not including bonus, equity compensation, deferred compensation or any other forms of compensation) in effect at the Bank at any time during the three calendar years prior to the date of retirement or death of the executive.  The maximum death benefits for Messrs. Shriner and Smith and Ms. Schmitz are approximately $500,000, $307,000 and $265,794, respectively.

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

Millington Savings Bank Savings Plan (the “401(k) Plan”). The 401(k) Plan is a tax-qualified defined contribution savings plan with a profit sharing component for the benefit of all eligible employees.  Pursuant to the 401(k) Plan, employees may also voluntarily elect to defer between 1% and 80% of their compensation as 401(k) savings under the 401(k) Plan, not to exceed applicable limits under federal tax laws.  In addition, the 401(k) Plan had previously provided for a profit-sharing component and an annual contribution is made by the Bank to the 401(k) Plan for all employees who have completed twelve months of service.  This component was suspended effective January 1, 2012.  The 401(k) Plan also provides for matching contributions up to a maximum of 50% of the first 6% of a person’s salary for each participant.  Employee contributions are immediately fully vested.  Matching contributions and any annual profit-sharing contribution are vested after three years of service.  Each participant has an individual account under the 401(k) Plan and may direct the investment of his or her account among a variety of investment options or vehicles available.

Employee Stock Ownership Plan.  The Bank has established the the Millington Savings Bank ESOP for the exclusive benefit of participating employees of the Bank.  Participating employees are salaried, full-time employees who have completed at least one year of service and have attained the age of 21.  Benefits may be paid either in shares of the common stock or in cash.  Contributions to the ESOP and shares released from the suspense account will be allocated annually among participants on the basis of compensation.  Participants become vested in their ESOP benefits at the rate of twenty percent per year of service beginning after two years of service and are fully vested in their accounts upon six years of service.  Employment service before the adoption of the ESOP is credited for the purposes of vesting.  Contributions to the ESOP by the Bank are discretionary, but are anticipated to be sufficient in amount necessary for the ESOP to meet the debt service obligations on the ESOP loan.  For the six months ended December 31, 2014 and the year ended June 30, 2014, 134,825 and 126,464 shares had been allocated under the ESOP.

The ESOP borrowed funds from the Company pursuant to a loan agreement and used those funds to purchase 202,342 shares of the Company’s common stock for the ESOP in connection with the Company’s minority stock offering in 2007. The purchased shares serve as collateral for the loan. The loan is being repaid principally through quarterly contributions to the ESOP by Millington Savings over the 12-year loan term. The loan is currently scheduled to be paid off on December 31, 2018. Shares purchased by the ESOP are held in a suspense account for allocation among the participants’ accounts as the loan is repaid on a pro-rata basis.

Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan will be allocated to each eligible participant’s plan account, based on the ratio of each participant’s compensation to the total compensation of all eligible participants. Vested benefits will be payable generally upon the participants’ termination of employment, and will be paid in the form of common stock. Pursuant to FASB ASC Topic 718-40, we are required to record a compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account.

 Employment Agreements

The Bank has entered into employment agreements with Messrs. Shriner and Smith and Ms. Schmitz.  As of January 1, 2015, Mr.  Shriner’s, Mr. Smith’s and Ms. Schmitz’ current base salaries are $250,000, $153,557 and $132,897, respectively.  Messrs. Shriner’s and Smith’s employment agreements have terms of three years and Ms. Schmitz’ agreement has a one year term.  Each of the agreements provides for an annual one-year extension of the term of the agreement upon determination of the Board of Directors that the executive’s performance has met the requirements and standards of the Board, so that the remaining term of the agreement continues to be three years in the case of Messrs. Shriner and Smith, and one year in the case of Ms. Schmitz.  If the Bank terminates Messrs. Shriner or Smith or Ms. Schmitz without “just cause” as defined in the agreement, they will be entitled to a continuation of their salary from the date of termination through the remaining term of their agreement, but in no event for a period of less than 12 months and during the same period, the cost of obtaining all health, life, disability, and other benefits at levels substantially equal to those being provided on the date of termination of employment.  All of the employment agreements provide that if their employment is terminated without just cause or if they terminate for “good reason” as defined in the agreement within twenty-four months following a change in control, they will be paid a lump sum amount equal to approximately three times their five year average annual compensation in the case of Mr. Shriner and Mr. Smith and one times her five year average annual compensation in the case of Ms. Schmitz.  Each of the employment agreements provides that the payment will be reduced to the extent necessary so that no payment made under the agreement, when aggregated with all other payments to the individual will constitute an “excess parachute payment” under Section 280G of the Internal Revenue Code. If change in control payments had been made under the agreements as of December 31, 2014, the payments would have equaled approximately $619,375, $385,635 and $98,017 to Mr. Shriner, Mr. Smith and Ms. Schmitz, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners.

The following table sets forth, as of December 31, 2014, certain information as to those persons who were known to be the beneficial owners of more than five percent (5%) of the Company’s outstanding shares of Common Stock and as to the shares of Common Stock beneficially owned by all executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Shares of Common Stock Outstanding (2)

PL Capital Group 20 E. Jefferson Avenue Naperville, Illinois 60540	428,208	(3)	8.55%

MSB Financial, MHC 1902 Long Hill Road Millington, New Jersey 07946	3,091,344		61.70%

____________
(1)
For purposes of this table, a person is deemed to be the beneficial owner of shares of Common Stock if he or she has or shares voting or investment power with respect to such shares or has a right to acquire beneficial ownership at any time within 60 days from December 31, 2014. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct, and the named persons or group exercise sole voting and investment power over the shares of the Common Stock.

(2)
In calculating the percentage ownership of an individual or group, the number of shares outstanding is deemed to include any shares which the individual or group have the right to acquire through the exercise of options or otherwise within 60 days of December 31, 2014.

(3)	Based on a Schedule 13D/A dated December 5, 2014 and filed on December 10, 2014.

(b)	Security Ownership of Management.

Name	Number of Shares Owned (1) (2)	Number of Shares that May Be Acquired Within 60 Days By Exercising Options (3)	Total	Percent of Shares of Common Stock Outstanding

Gary T. Jolliffe	56,3488	60,590	116,938	2.28%
Thomas G. McCain	27,8755	19,279	47,154	*
Ferdinand J. Rossi	17,7111	19,279	36,990	*
Donald J. Musso	1,1000	0	1,100	*
E. Haas Gallaway, Jr.	30,4211	19,279	49,700	*
W. Scott Gallaway	19,4233	19,279	38,702	*
Michael A. Shriner	38,1100	55,082	93,192	1.83%
Executive Officers who are not Directors:				*
Jeffery E. Smith	10,1742	22,033	32,207	*
Robert G. Russell, Jr.	00	0	0	—
John J. Bailey	00	0	0	—
Nancy E. Schmitz	6,7400	16,524	23,264	*

All directors and executive officers as a group (11 persons) (4)	207,9022	231,345	439,247	8.06%

____________
(1)
For purposes of this table, a person is deemed to be the beneficial owner of shares of Common Stock if he or she has or shares voting or investment power with respect to such shares or has a right to acquire beneficial ownership at any time within 60 days from December 31, 2014. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct, and the named persons or group exercise sole voting and investment power over the shares of the Common Stock.

(2)	This column includes the following:
           Shares Held or Allocated
        Under the Millington Savings
Bank Employee Stock Ownership Plan
Michael A. Shriner                                             9,000
Robert G. Russell, Jr.                                                0
John J. Bailey                                                             0
Jeffrey E. Smith                                                  6,409
Nancy e. Schmitz                                                5,418

(3)
In calculating the percentage ownership of an individual or group, the number of shares outstanding is deemed to include any shares which the individual or group have the right to acquire through the exercise of options or otherwise within 60 days of December 31, 2014.

(4)
Includes 20,827 shares allocated to the accounts of executive officers under the ESOP.  Includes 231,345 shares which the directors and executive officers have the right to acquire pursuant to the exercise of options within 60 days of December 31, 2014.

(c)
Changes in Control. With the exception of the transactions contemplated by the Plan, management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of December 31, 2014 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:
2008 Stock Compensation and Incentive Plan (1)	275,410	$10.75	0
Total	275,410	$10.75	0

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

No directors, executive officers or their immediate family members were engaged, directly or indirectly, in transactions with the Company or any subsidiary during the transition period ended December 31, 2014 or any of the three fiscal years ended June 30, 2014 that exceeded $120,000 (excluding loans with the Bank).

The Bank makes loans to its officers, directors and employees in the ordinary course of business.  All directors and employees are offered a 50 basis point reduction on interest rates for consumer loans or primary residence mortgage loans.  Such loans do not include more than the normal risk of collectibility or present other unfavorable features.  Set forth below is a schedule of all loans to directors and executive officers for which a discount on the interest rate has been given:

Name of Related Person	Nature of Relationship	Net Interest Rate	Largest Amount Outstanding Transition Period Year Ended 12/31/14 (1)	Current Balance as of 12/31/2014	Amount of Principal repaid	Secured or Not Secured

Gary T. Jolliffe	Director and past CEO & President	3.75%	$170,062	$168,611	$3,450	Secured
Thomas G. McCain	Director	6.75%	$0	$0	$0	Unsecured
Ferdinand J. Rossi	Director	2.75%	$0	$0	$0	Secured
Michael A. Shriner	Director and current CEO & President	6.75%	$0	$0	$0	Unsecured
Michael A. Shriner	Director and current CEO & President	2.75%	$0	$0	$0	Secured
Michael A. Shriner	Director and current CEO & President	2.75%	$268,117	$260,154	$7,963	Secured
Donald J. Musso	Director	2.75%	$416,134	$416,134	$0	Secred
Jeffrey E. Smith	Executive Officer	2.75%	$0	$0	$0	Secured
Jeffrey E. Smith	Executive Officer	5.00%	$22,142	$20,440	$1,702	Secured
Jeffrey E. Smith	Executive Officer	2.75%	$63,031	$61,159	$1,872	Secured
Nancy E. Schmitz	Executive Officer	6.75%	$2,187	$1,537	$1,076	Unsecured
Nancy E. Schmitz	Executive Officer	6.75%	$0	$0	$0	Unsecured

(1)	Loans shown with a zero current balance represent home equity lines of credit (secured) or overdraft protection lines of credit (unsecured) on which there was no activity during the Transition Period.

Director Independence

    All of our directors are independent under the listing requirements of the Nasdaq Stock Market, Inc., except for Michael A. Shriner whom we currently employ as President and Chief Executive Officer.

Item 14. Principal Accounting Fees and Services

The Securities and Exchange Act of 1934, as amended, requires all auditing services and non-audit services provided by an issuer’s independent auditor to be pre-approved by the issuer’s audit committee. The Company’s Audit Committee has adopted a policy of approving all audit and non-audit services prior to the service being rendered.  All of the services provided by the Company’s independent auditor, were approved by the Audit Committee prior to the service being rendered.

Audit Fees. The fees incurred by the Company for audit services provided by BDO for the Transition Period and the fiscal years ended June 30, 2014 and 2013 were $94,000, $109,230 and $55,334, respectively.  These fees include professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services normally provided in connection with statutory and regulatory filings, including administrative and out-of-pocket expenses.

Audit Related Fees. The Company did not incur any audit-related fees for services provided by BDO reasonably related to the performance of the audit for the Transition Period or the fiscal years ended June 30, 2014 and 2013.

Tax Fees. The fees incurred by the Company for services provided by BDO related to the preparation of state and federal tax returns for the Transition Period and the fiscal years ended June 30, 2014 and 2013, were $9,050, $14,661 and $8,750, respectively.

All Other Fees. The Company did not incur any other fees payable to BDO for the Transition Period or the fiscal years ended June 30, 2014 and 2013.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(1)           The following financial statements and the reports of independent registered public accounting firms appear in this Annual Report on Form 10-K immediately after this Item 15:

Report of Independent Registered Accountant
Consolidated Statements of Financial Condition as of December 31, 2014 and June 30, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) For the Six Months Ended December 31, 2014 and the Years Ended June 30, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended December 31, 2014 and the Years Ended June 30, 2014 and 2013
Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2014 and 2013 and the Years Ended June 30, 2014 and 2013
Notes to Consolidated Financial Statements

(2)           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           The following exhibits are filed as part of this report:

3.1	Charter of MSB Financial Corp. *
3.2	Bylaws of MSB Financial Corp. **
4	Stock Certificate of MSB Financial Corp.*
10.1	Employment Agreement with Michael A. Shriner, As Amended and Restated ***
10.2	Employment Agreement with Jeffrey E. Smith, As Amended and Restated ***
10.3	Employment Agreement with Nancy E. Schmitz, As Amended and Restated ***
10.4	Form of Executive Life Insurance Agreement*
10.5	Millington Savings Bank Executive Incentive Retirement Plan Agreement for the Benefit of Senior Officers*
10.6	Millington Savings Bank Directors Consultation and Retirement Plan*
10.7	MSB Financial Corp. 2008 Stock Compensation and Incentive Plan, As Amended and Restated****
21	Subsidiaries of the Registrant
23.1	Consent of BDO USA, LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Acting CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *****
101.SCH	XBRL Schema Document *****
101.CAL	XBRL Calculation Linkbase Document *****
101.LAB	XBRL Labels Linkbase Document *****
101.PRE	XBRL Presentation Linkbase Document *****

(footnotes on following page)

_______________
*	Incorporated by reference to the Registrant’s Form S-1 Registration Statement File No. 333-137294)
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 17, 2014.
***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.
****	Incorporated by reference to the Registrant’s Form S-8 Registration Statement File No. 333-164264)
*****	Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MSB Financial Corp.
Millington, New Jersey

We have audited the accompanying consolidated statements of financial condition of MSB Financial Corp. and Subsidiaries (collectively the “Company”) as of December 31, 2014, June 30, 2014 and June 30, 2013 and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for the six-month period ended December 31, 2014, and the years ended June 30, 2014 and 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSB Financial Corp. and Subsidiaries at December 31, 2014, June 30, 2014 and June 30, 2013, and the results of their operations and their cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Woodbridge, New Jersey
March 3, 2015

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	At December 31,	At June 30,
	2014	2014	2013
(Dollars in thousands)		(Restated)
Assets
Cash and due from banks	$6,145	$6,432	$19,941
Interest-earning demand deposits with banks	1,374	876	4,814

Cash and Cash Equivalents	7,519	7,308	24,755

Securities held to maturity (fair value of $77,975, $83,636 and $78,367, respectively)	78,518	84,932	80,912
Loans receivable, net of allowance for loan losses of $3,634, $3,686 and $4,270, respectively	231,449	230,275	223,256
Other real estate owned	1,283	409	530
Premises and equipment	8,298	8,486	8,882
Federal Home Loan Bank of New York stock, at cost	1,710	2,190	1,827
Bank owned life insurance	7,246	7,136	6,919
Accrued interest receivable	1,251	1,318	1,229
Other assets	2,978	3,070	4,160

Total Assets	$340,252	$345,124	$352,470

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$24,821	$22,206	$18,559
Interest bearing	241,247	241,183	261,908

Total Deposits	266,068	263,389	280,467

Advances from Federal Home Loan Bank of New York	30,000	38,000	30,000
Advance payments by borrowers for taxes and insurance	575	494	132
Other liabilities	2,584	2,553	2,480

Total Liabilities	299,227	304,436	313,079

Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,010,437 shares outstanding	562	562	562
Paid-in capital	24,689	24,616	24,473
Retained earnings	21,766	21,548	20,560
Unallocated common stock held by ESOP (67,447, 75,878 and 92,740 shares, respectively)	(674)	(759)	(927)
Treasury stock, at cost, 610,188 shares	(5,244)	(5,244)	(5,244)
Accumulated other comprehensive loss	(74)	(35)	(33)

Total Stockholders’ Equity	41,025	40,688	39,391

Total Liabilities and Stockholders’ Equity	$340,252	$345,124	$352,470

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Six Months Ended December 31,		Year Ended June 30,
	2014	2013	2014	2013
(in thousands except per share amounts)		(Unaudited)

Interest Income
Loans receivable, including fees	$5,049	$4,987	$10,033	$10,435
Securities held to maturity	875	938	1,870	1,504
Other	44	45	89	93

Total Interest Income	5,968	5,970	11,992	12,032

Interest Expense
Deposits	784	868	1,655	2,007
Borrowings	389	381	767	714

Total Interest Expense	1,173	1,249	2,422	2,721

Net Interest Income	4,795	4,721	9,570	9,311

Provision for Loan Losses	100	300	600	4,044

Net Interest Income after Provision for Loan Losses	4,695	4,421	8,970	5,267

Non-Interest Income
Fees and service charges	170	200	407	329
Income from bank owned life insurance	110	109	217	217
Unrealized gain on trading securities	—	—	—	1
Other	44	54	100	103

Total Non-Interest Income	324	363	724	650

Non-Interest Expenses
Salaries and employee benefits	2,039	1,885	3,784	3,859
Directors compensation	239	227	444	495
Occupancy and equipment	678	662	1,343	1,403
Service bureau fees	264	308	626	553
Advertising	72	71	144	162
FDIC assessment	144	248	410	291
Professional services	412	273	547	543
Fraud loss	439	—	—	—
Other	457	350	860	983

Total Non-Interest Expenses	4,744	4,024	8,158	8,289

Income (Loss) before Income Taxes	275	760	1,536	(2,372)
Income Tax Expense (Benefit)	57	261	548	(987)
Net Income (Loss)	$218	$499	$988	$(1,385)

Weighted average number of shares of common stock outstanding-basic and diluted	4,939	4,922	4,926	4,933

Earnings (Loss) per common share-basic and diluted	$0.04	$0.10	$0.20	$(0.28)

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) – (Continued)

	Six Months Ended December 31,		Year Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
		(Unaudited)

Other comprehensive (loss) income, net of tax

Defined benefit pension plans:

Actuarial loss arising during period, net of tax of $24 and $— for the six months ended December 31, 2014 and 2013, respectively and ($1) and ($36) for the year ended June 30, 2014 and 2013, respectively	$(37)	$—	$2	$50

Reclassification adjustment for prior service cost included in net income, net of tax of $— and( $1) for the six months ended December 31, 2014 and 2013, respectively and ($2) and ($4) for the year ended June 30, 2014 and 2013, respectively [Note A]	—	1	2	7

Reclassification adjustment for net actuarial (gain) loss included in net income, net of tax $2 and $3 for the six months ended December 31, 2014 and 2013, respectively, and $5 and ($6) for the year ended June 30, 2014 and 2013, respectively [Note B]	(2)	(3)	(6)	11

Other comprehensive (loss) income	(39)	(2)	(2)	68

Comprehensive income (loss)	$179	$497	$986	$(1,317)

Note A:  The gross amount of prior service cost amortization is recorded in Directors’ Compensation.  The related tax impact is recorded in income tax expense.

Note B:  The gross amount of actuarial (gain) loss amortization is recorded in Salaries and Benefits, ($15), ($14), ($28) and ($16), respectively, and Directors’ Compensation, $11, $8, $17 and $33, respectively.  The related tax expense is recorded in income tax expense.

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

				Unallocated
				Common		Accumulated
				Stock		Other	Total
	Common	Paid-In	Retained	Held by	Treasury	Comprehensive	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	ESOP	Stock	Loss	Equity

Balance - June 30, 2012 (as originally presented)	$562	$24,214	$22,067	$(1,096)	$(4,768)	$(101)	$40,878
Restatement adjustment			(122)				(122)
Balance - June 30, 2012 (as restated)			21,945				40,756
Net loss			(1,385)				(1,385)
Other comprehensive income, net of tax						68	68
Allocation of ESOP stock		(58)		169			111
Treasury stock repurchased (74,855 Shares)					(476)		(476)
Stock-based compensation		317					317

Balance - June 30, 2013 (as restated)	$562	$24,473	$20,560	$(927)	$(5,244)	$(33)	$39,391

Net income			988				988
Other comprehensive loss, net of tax						(2)	(2)
Allocation of ESOP stock		(37)		168			131
Stock-based compensation		180					180

Balance - June 30, 2014 (as restated)	$562	$24,616	$21,548	$(759)	$(5,244)	$(35)	$40,688

Net income			218				218
Other comprehensive loss, net of tax						(39)	(39)
Allocation of ESOP stock		(9)		85			76
Stock-based compensation		82					82
Balance – December 31, 2014	$562	$24,689	$21,766	$(674)	$(5,244)	$(74)	$41,025

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended December 31,		Year Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
		(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$218	$499	$988	$(1,385)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization (accretion) of securities premiums and discounts and deferred loan fees and costs	(16)	3	(13)	(263)
Depreciation and amortization of premises and equipment	238	253	496	567
Stock based compensation and allocation of ESOP stock	158	153	311	428
Provision for loan losses	100	300	600	4,044
Loss on impairment of other real estate owned	—	—	—	64
Gain on sale of other real estate owned	(1)	(123)	(142)	(62)
Deferred income taxes	178	—	448	(494)
Income from bank owned life insurance	(110)	(109)	(217)	(217)
Unrealized gain on trading securities	—	—	—	(1)
Decrease (increase) in accrued interest receivable	67	(71)	(89)	112
(Increase) decrease in other assets	(60)	(181)	644	257
(Decrease) increase in other liabilities	(34)	66	69	77

Net Cash Provided by Operating Activities	738	790	3,095	3,127

Cash Flows from Investing Activities
Activity in held to maturity securities:
Purchases	—	(8,379)	(8,380)	(71,755)
Maturities, calls and principal repayments	6,371	3,251	4,262	41,622
Net (increase) decrease in loans receivable	(2,133)	(9,441)	(9,203)	10,674
Purchase of bank premises and equipment	(50)	(59)	(100)	(49)
Purchase of bank owned life insurance	—	—	—	(588)
Purchase of Federal Home Loan Bank of New York stock	—	(202)	(565)	(462)
Redemption of Federal Home Loan Bank of New York stock	480	45	202	—
Capitalized improvements of other real estate owned	(64)	(74)	(87)	(72)
Proceeds from the sale of other real estate owned	89	1,178	2,045	2,276
Proceeds from the sale of trading securities	—	—	—	53

Net Cash Used in Investing Activities	4,713	(13,681)	(11,826)	(18,301)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	2,679	(10,034)	(17,078)	(3,331)
Advances from Federal Home Loan Bank of New York	—	3,500	11,500	10,000
Repayment of advances from Federal Home Loan Bank of New York	(8,000)	315	(3,500)	—
Increase in advance payments by borrowers for taxes and insurance	81	—	362	35
Cash dividends paid to minority shareholders	—	—	—	(56)
Purchase of treasury stock	—	—	—	(476)

Net Cash (Used in) Provided by Financing Activities	(5,240)	(6,219)	(8,716)	6,172

Net Increase (decrease) in Cash and Cash Equivalents	211	(19,110)	(17,447)	(9,002)

Cash and Cash Equivalents – Beginning	7,308	24,755	24,755	33,757
Cash and Cash Equivalents – Ending	$7,519	$5,645	$7,308	$24,755

See notes to consolidated financial statements.

MSB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Six Months Ended December 31,		Year Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
		(Unaudited)

Supplementary Cash Flows Information
Interest paid	$1,164	$1,251	$2,425	$2,723

Income taxes paid	$3	$1	$1	$239

Loan receivable transferred to other real estate	$898	$1,618	$1,695	$2,736

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

MSB Financial, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization. The MHC has not engaged in any significant business other than its ownership interest in the Company since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company. At December 31, 2014, the MHC owned 61.7% of the Company’s outstanding common shares.

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

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of December 31, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Note 2 - Summary of Significant Accounting Policies (Continued)

Effective November 17, 2014, the Company changed its fiscal year end from June 30 to December 31.  The six month period ended December 31, 2014 is the Company’s transitional period for its change in fiscal year end.

Prior Period Adjustment

During the Transition Period, we determined that income taxes for the fiscal years ended June 30, 2011 and 2010 were misstated by an aggregate of $122,000.  The misstatements related to the calculation of deferred income taxes.  Accordingly, a restatement adjustment was made, effective June 30, 2011, to reduce both deferred income tax assets and stockholders’ equity by $122,000.  For purposes of the audited consolidated financial statements, the restatement is reflected in the opening balances of the earliest year presented.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits with banks with original maturities of three months or less.

Securities

Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of being sold in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held to maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of applicable income taxes, reported in a separate component of stockholders’ equity.  The Company had no trading or available for sale securities as of December 31, 2014, June 30, 2014 or June 30, 2013.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Note 2 - Summary of Significant Accounting Policies (Continued)

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

The allowance calculation methodology includes segregation of the total loan portfolio into segments. The Company’s loans receivable portfolio is comprised of the following segments: residential mortgage, commercial real estate, construction, commercial and industrial and consumer.  Some segments of the Company’s loan receivable portfolio are further disaggregated into classes which allow management to more accurately monitor risk and performance.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

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

The estimated fair values of the non-real estate collateral, such as accounts receivable, inventory and equipment, are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging schedules or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

The evaluation of the need and amount of the allowance for impaired loans and whether a loan can be removed from impairment status is made on a quarterly basis.  The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

Other Real Estate Owned (“OREO”)

Other real estate owned represents real estate acquired through formal foreclosure or by taking possession of the real estate and is initially recorded at the lower of cost or fair value, less estimated selling costs establishing a new cost basis.  Write-downs required at the time of acquisition are charged to the allowance for loan losses establishing a new cost basis.  Thereafter, the Company maintains an allowance for decreases in the properties’ estimated fair value, through charges to earnings.  Such charges are included in other non-interest expense along with any additional property maintenance.  OREO totaled $1,283,000, $409,000 and $530,000, respectively, at December 31, 2014, June 30, 2014 and June 30, 2013.

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

Management believes no impairment charge was necessary related to the FHLB restricted stock during the six months ended December 31, 2014 or the fiscal years ended June 30, 2014 or 2013.

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

Note 2 - Summary of Significant Accounting Policies (Continued)

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

The Company follows the provisions of FASB ASC 740, “Income Taxes”, formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN48”).  ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation under ASC 740, no significant income tax uncertainties have been identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the six months ended December 31, 2014 or the years ended June 30, 2014 and 2013. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statement of income (loss). The Company did not recognize any interest and penalties for the six months ended December 31, 2014 or the years ended June 30, 2014 and 2013.  The tax years subject to examination by the taxing authorities are the years ended June 30, 2014, 2013, 2012, and 2011.

Off-Balance Sheet Credit-Related Financial Instruments

In the ordinary course of business, the Company enters into commitments to extend credit, including commitments under lines of credit. Such financial instruments are recorded when they are funded.

Note 2 - Summary of Significant Accounting Policies (Continued)

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, exclusive of the Employee Stock Ownership Plan (“ESOP”) shares not yet committed to be released. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method. Diluted earnings (loss) per share did not differ from basic earnings (loss) per share for the six months ended December 31, 2014 and 2013 (unaudited) or the years ended June 30, 2014 and 2013, as the 275,410 weighted average number of outstanding stock options for the six months ended December 31, 2014 and 2013 (unaudited) or the years ended June 30, 2014 and 2013, were all anti-dilutive and the Company incurred a net loss during the year ended June 30, 2013.

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

Since the first repurchase program authorized by the Company’s Board of Directors on January 29, 2008, the Company has repurchased 610,188 shares of the Company’s common stock through several repurchase programs.  The Company did not repurchase any shares during the six months ended December 31, 2014 or the year ended June 30, 2014.

The Company did not declare or pay any cash dividends during the six months ended December 31, 2014, or the years ended June 30, 2014 and 2013.

Note 4 - Securities Held to Maturity

The amortized cost of securities held to maturity and their fair values are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014:
U.S. Government agencies	$44,180	$—	$967	$43,213
Mortgage-backed securities	25,426	567	184	25,809
Corporate bonds	4,611	37	12	4,636
Certificates of deposits	4,301	17	1	4,317

	$78,518	$621	$1,164	$77,975

June 30, 2014:
U.S. Government agencies	$49,177	$49	$1,551	$47,675
Mortgage-backed securities	26,089	464	338	26,215
Corporate bonds	4,630	56	5	4,681
Certificates of deposits	5,036	30	1	5,065

	$84,932	$599	$1,895	$83,636
June 30, 2013:
U.S. Government agencies	$46,194	$84	$2,131	$44,147
Mortgage-backed securities	24,768	297	754	24,311
Corporate bonds	4,669	15	72	4,612
Certificates of deposits	5,281	17	1	5,297

	$80,912	$413	$2,958	$78,367

All mortgage-backed securities at December 31, 2014 and June 30, 2014 and 2013 have been issued by FNMA, FHLMC or GNMA and are secured by 1-4 family residential real estate.

Note 4 - Securities Held to Maturity (Continued)

The amortized cost and fair value of securities held to maturity at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Fair Value
U.S. Government agencies:
De after one year through five years	$19,000	$18,730
Due after five years through ten years	13,180	12,877
Due thereafter	12,000	11,606
	44,180	43,213

Mortgage-backed securities
Due after one year through five years	1,042	1,025
Due after five years through ten years	19,383	19,807
Due thereafter	5,001	4,977
	25,426	25,809

Corporate Bonds
Due after one year through five years	3,111	3,137
Due after five years through ten years	1,500	1,499
	4,611	4,636
Certificates of Deposits
Due within one year	1,380	1,383
Due after one year through five years	2,921	2,934
	4,301	4,317
	$78,518	$77,975

There were no sales of securities held to maturity during the six months ended December 31, 2014 or the years ended June 30, 2014 and 2013.  At December 31, 2014 and June 30, 2014 and 2013 securities held to maturity with a fair value of approximately $992,300, $764,000 and $782,000, respectively, were pledged to secure public funds on deposit.

The following table provides the gross unrealized losses and fair value of securities in an unrealized loss position, by the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2014:
U.S. Government agencies	$—	$—	$43,213	$967	$43,213	$967
Mortgage-backed securities	12	—	13,499	184	13,511	184
Corporate bonds	998	3	1,020	9	2,018	12
Certificates of deposits	489	1	—	—	489	1
	$1,499	$4	$57,732	$1,160	$59,231	$1,164

June 30, 2014:
U.S. Government agencies	$36,339	$1,341	$6,290	$210	$42,629	$1,551
Mortgage-backed securities	17,022	325	816	13	17,838	338
Corporate bonds	1,031	5	—	—	1,031	5
Certificates of deposits	489	1	—	—	489	1
	$54,881	$1,672	$7,106	$223	$61,987	$1,895

June 30, 2013:
U.S. Government agencies	$42,048	$2,131	$—	$—	$42,048	$2,131
Mortgage-backed securities	18,401	754	—	—	18,401	754
Corporate bonds	2,980	72	—	—	2,980	72
Certificates of deposits	246	1	—	—	246	1
	$63,675	$2,958	$—	$—	$63,675	$2,958

At December 31, 2014, management concluded that the unrealized losses above (which related to thirty-one U.S. Government agency bonds, fourteen mortgage-backed securities, three corporate bonds and two certificates of deposit compared to thirty-one U.S. Government agency bonds, twenty-two mortgage-backed securities, two corporate bonds and two certificates of deposit, as of June 30, 2014 and thirty-one U.S. Government agency bonds, fourteen mortgage-backed securities, five corporate bonds and one certificate of deposit, as of June 30, 2013) were temporary in nature since they were not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the full recovery of fair value to a level which equals or exceeds amortized cost.  The losses above are primarily related to market conditions and are considered noncredit related and temporary.

Note 5 - Loans Receivable and Allowance for Loan Losses

The composition of total loans receivable at December 31, 2014 and June 30, 2014 and 2013 was as follows:

	At December 31,	At June 30,
(in thousands)	2014	2014	2013
Residential mortgage:
One-to-four family	$144,966	$143,283	$136,704
Home equity	36,847	38,484	40,682

	181,813	181,767	177,386

Commercial real estate	31,637	32,036	32,171
Construction	12,651	12,517	8,895
Commercial and industrial	9,663	9,666	9,267

	53,951	54,219	50,333

Consumer:
Deposit accounts	913	602	611
Automobile	30	33	111
Personal	32	36	32
Overdraft protection	177	161	175

	1,152	832	929

Total Loans Receivable	236,916	236,818	228,648

Loans in process	(1,499)	(2,491)	(745)
Deferred loan fees	(334)	(366)	(377)

	$235,083	$233,961	$227,526

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following tables present impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of December 31, 2014 and 2013, June 30, 2014 and 2013 and the average recorded investment in and interest income recognized on impaired loans during the six months ended December 31, 2014 and 2013 and the years ended June 30, 2014 and 2013.

	December 31, 2014			Six Months Ended December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Residential mortgage
One-to-four family	$14,479	$15,168	$-	$15,228	$317
Home equity	734	828	-	1,082	17
Commercial real estate	1,328	1,386	-	1,727	15
Construction
One-to-four family owner-occupied	-	-	-	1,138	24
Other	564	638	-	604	14
Commercial and industrial	727	1,266	-	676	17
	17,832	19,286	-	20,455	404

With an allowance recorded:
Residential mortgage
One-to-four family	-	-	-	-	-
Home equity	-	-	-	-	-
Commercial real estate	544	943	7	181	19
Construction
One-to-four family owner-occupied	-	-	-	-	-
Other	-	-	-	92	-
Commercial and industrial	-	-	-	26	-
	544	943	7	299	19
Total:
Residential mortgage
One-to-four family	14,479	15,168	-	15,228	317
Home equity	734	828	-	1,082	17
Commercial real estate	1,872	2,329	7	1,908	34
Construction
One-to-four family owner-occupied	-	-	-	1,138	24
Other	564	638	-	696	14
Commercial and industrial	727	1,267	-	702	17
	$18,376	$20,229	$7	$20,754	$423

(1)
As of December 31, 2014, impaired loans listed above include $16.1 million of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of December 31, 2014, $11.5 million of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

	Six Months Ended December 31, 2013 (unaudited)
(in thousands)	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Residential mortgage
One-to-four family	$14,384	$313
Home equity	2,239	28
Commercial real estate	1,303	20
Construction
One-to-four family owner-occupied	1,138	48
Other	1,033	22
Commercial and industrial	848	18
Consumer	-	-
	20,945	449

With an allowance recorded:
Residential mortgage
One-to-four family	963	-
Home equity	445	-
Commercial real estate	1,067	18
Construction
One-to-four family owner-occupied	569	-
Other	92	1
Commercial and industrial	13	1
Consumer	1	-
	3,150	20
Total:
Residential mortgage
One-to-four family	15,347	313
Home equity	2,684	28
Commercial real estate	2,370	38
Construction
One-to-four family owner-occupied	1,707	48
Other	1,125	23
Commercial and industrial	861	19
Consumer	1	-
	$24,095	$469

As of December 31, 2013 (unaudited), impaired loans listed above include $15.9 million of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of December 31, 2013 (unaudited), $12.6 million of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

	June 30, 2014			Year Ended June 30, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Residential mortgage
One-to-four family	$15,975	$16,667	$—	$14,982	$620
Home equity	1,740	1,756	—	2,019	41
Commercial real estate	1,973	2,431	—	1,404	76
Construction One-to-four family owner-occupied	1,707	1,936	—	1,365	97
Other	750	750	—	920	36
Commercial and industrial	648	1,187	—	813	36
	22,793	24,727	—	21,503	906
With an allowance recorded:
Residential mortgage
One-to-four family	—	—	—	632	—
Home equity	—	—	—	294	—
Commercial real estate	—	—	—	752	—
Construction
One-to-four family owner-occupied	—	—	—	341	—
Other	137	138	73	110	3
Commercial and industrial	—	—	—	—	—
	137	138	73	2,129	3
Total:
Residential mortgage
One-to-four family	15,975	16,667	—	15,614	620
Home equity	1,740	1,756	—	2,313	41
Commercial real estate	1,973	2,431	—	2,156	76
Construction
One-to-four family owner-occupied	1,707	1,936	—	1,706	97
Other	887	888	73	1,030	39
Commercial and industrial	648	1,187	—	813	36
	$22,930	$24,865	$73	$23,632	$909

(1)
As of June 30, 2014, impaired loans listed above include $16.7 million of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of June 30, 2014, $13.4 million of these loans have been performing in accordance with their modified terms for an extended period of time and as such were removed from non-accrual status and considered performing.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

	June 30, 2013			Year Ended June 30, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Residential mortgage
One-to-four family	$13,817	$14,747	$—	$11,978	$437
Home equity	3,376	3,406	—	3,399	127
Commercial real estate	1,796	1,867	—	1,742	65
Construction One-to-four family owner-occupied	—	—	—	387	—
Other	1,601	1,510	—	671	16
Commercial and industrial	750	1,103	—	536	29
	21,340	22,633	—	18,713	674
With an allowance recorded:
Residential mortgage
One-to-four family	1,469	1,720	58	3,219	34
Home equity	891	1,214	233	737	7
Commercial real estate	1,444	1,804	88	1,512	17
Construction
One-to-four family owner-occupied	1,707	1,936	23	1,230	87
Other	—	—	—	646	—
Commercial and industrial	150	100	31	449	5
	5,661	6,774	433	7,793	150
Total:
Residential mortgage
One-to-four family	15,286	16,467	58	15,197	471
Home equity	4,267	4,620	233	4,136	134
Commercial real estate	3,240	3,671	88	3,254	82
Construction
One-to-four family owner-occupied	1,707	1,936	23	1,617	87
Other	1,601	1,510	—	1,317	16
Commercial and industrial	900	1,203	31	985	34
	$27,001	$29,407	$433	$26,506	$824

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

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table presents the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of December 31, 2014 and June 30, 2014 and 2013:

As of December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$27,177	$2,784	$1,613	$—	$—	$31,574
Construction
One-to-four family owner-occupied	1,760	—	—	—	—	1,760
Other	8,791	500	64	—	—	9,355
Commercial and industrial	8,781	102	771	—	—	9,654

Total	$46,509	$3,386	$2,448	$—	$—	$52,343

As of June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$27,280	$3,062	$1,621	$—	$—	$31,963
Construction
One-to-four family owner-occupied	850	—	1,707	—	—	2,557
Other	6,851	445	64	—	73	7,433
Commercial and industrial	8,769	105	778	—	—	9.652

Total	$43,750	$3,612	$4,170	$—	$73	$51,605

As of June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial real estate	$27,025	$2,491	$2,515	$—	$72	$32,103
Construction
One-to-four family owner-occupied	2,845	—	1,693	—	14	4,552
Other	1,980	988	—	601	—	3,569
Commercial and industrial	8,188	113	923	—	22	9,246

Total	$40,038	$3,592	$5,131	$601	$108	$49,470

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following table represents the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of December 31, 2014 and June 30, 2014 and 2013:

As of December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$2,271	$901	$1,266	$4,438	$140,305	$144,743	$3,360	$360
Home equity	98	—	223	321	36,524	36,845	430	—
Commercial real estate	—	—	1,239	1,239	30,335	31,574	1,239	—
Construction
One-to-four family owner- occupied	—	—	—	—	1,760	1,760	—	—
Other	—	65	—	65	9,290	9,355	65	—
Commercial and industrial	260	—	169	429	9,225	9,654	628	—
Consumer	—	—	—	—	1,152	1,152	—	—
Total	$2,629	$966	$2,897	$6,492	$228,591	$235,083	$5,722	$360

As of June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$2,496	$1,381	$2,185	$6,062	$137,048	$143,110	$4,346	$310
Home equity	32	125	1,207	1,364	37,049	38,413	1,586	51
Commercial real estate	—	—	1,248	1,248	30,715	31,963	1,248	—
Construction
One-to-four family owner- occupied	—	—	—	—	2,557	2,557	—	—
Other	—	—	—	—	7,433	7,433	137	—
Commercial and industrial	9	—	170	179	9,473	9,652	635	—
Consumer	4	—	—	4	829	833	—	—
Total	$2,541	$1,506	$4,810	$8,857	$225,104	$233,961	$7,952	$361

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

As of June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage
One-to-four family	$3,910	$1,525	$5,822	$11,257	$125,189	$136,446	$7,955	$501
Home equity	412	127	1,317	1,856	38,825	40,681	1,502	146
Commercial real estate	782	—	1,805	2,587	29,516	32,103	2,587	—
Construction
One-to-four family owner- occupied	—	—	—	—	4,552	4,552	—	—
Other	1,000	—	601	1,601	1,968	3,569	601	—
Commercial and industrial	472	49	280	801	8,445	9,246	—	—
Consumer	5	—	—	5	924	929	802	—
Total	$6,581	$1,701	$9,825	$18,107	$209,419	$227,526	$13,447	$647

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The following table summarizes the allowance for loan losses and the loan receivable balances, by the portfolio segment segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2014 and June 30, 2014 and 2013.

	At December 31, 2014
(in thousands)	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending Balance	$2,109	$885	$317	$290	$6	$27	$3,634
Ending balance: individually evaluated for impairment	$—	$7	$—	$—	$—	$—	$7
Ending balance: collectively evaluated for impairment	$2,109	$878	$317	$290	$6	$27	3,627

Loans receivable:
Ending balance	$181,588	$31,574	$11,115	$9,654	$1,152	$—	$235,083
Ending balance: individually evaluated for impairment	$15,213	$1,872	$564	$727	$—	$—	$18,376
Ending balance: collectively evaluated for impairment	$166,375	$29,702	$10,551	$8,927	$1,152	$—	$216,707

	As of June 30, 2014
(in thousands)	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Total

Allowance for loan losses:
Ending Balance	$2,183	$860	$379	$256	$8	$3,686
Ending balance: individually evaluated for impairment	$—	$—	$73	$—	$—	$73
Ending balance: collectively evaluated for impairment	$2,183	$860	$306	$256	$8	$3,613

Loans receivables:
Ending balance	$181,524	$31,963	$9,990	$9,652	$832	$233,961
Ending balance: individually evaluated for impairment	$17,715	$1,973	$2,594	$648	$—	$22,930
Ending balance: collectively evaluated for impairment	$163,809	$29,990	$7,396	$9,004	$832	$211,031

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

	At June 30, 2013
(in thousands)	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending Balance	$3,036	$706	$238	$276	$11	$3	$4,270
Ending balance: individually evaluated for impairment	$291	$88	$23	$31	$—	$—	$433
Ending balance: collectively evaluated for impairment	$2,745	$618	$215	$245	$11	$3	$3,837

Loans receivable:
Ending balance	$177,127	$32,103	$8,121	$9,246	$929	$—	$227,526
Ending balance: individually evaluated for impairment	$19,553	$3,240	$3,308	$900	$-	$—	$27,001
Ending balance: collectively evaluated for impairment	$157,574	$28,863	$4,813	$8,346	$929	$—	$200,525

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

The following table presents changes in the allowance for loan losses for the six months ended December 31, 2014 and 2013 and the years ended June 30, 2014 and 2013:

	Six Months Ended December 31, 2014
(in thousands)	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning	$2,183	$860	$379	$256	$8	$—	$3,686
Provisions	231	25	(218)	35	—	27	100
Loans charged-off	(342)	—	(73)	(1)	(2)	—	(418)
Recoveries	37	—	229	—	—	—	266
Balance, ending	$2,109	$885	$317	$290	$6	$27	$3,634

	Six Months Ended December 31, 2013 (Unaudited)
(in thousands)	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning	$3,036	$706	$238	$276	$11	$3	$4,270
Provisions	(183)	253	166	63	1	—	300
Loans charged-off	(498)	(340)	(118)	(54)	—	—	(1,010)
Recoveries	11	—	—	8	—	—	19
Balance, ending	$2,366	$619	$286	$293	$12	$3	$3,579

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

	Year Ended June 30, 2014
(in thousands)	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning	$3,036	$706	$238	$276	$11	$3	$4,270
Provisions	(351)	494	246	208	6	(3)	600
Loans charged-off	(537)	(340)	(119)	(236)	(9)	—	(1,241)
Recoveries	35	—	14	8	—	—	57
Balance, ending	$2,183	$860	$379	$256	$8	$—	$3,686

	Year Ended June 30, 2013
(in thousands)	Residential Mortgage	Commercial Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance, beginning	$1,808	$445	$527	$272	$13	$—	$3,065
Provisions	3,039	609	44	346	3	3	4,044
Loans charged-off	(1,867)	(348)	(333)	(342)	(5)	—	(2,895)
Recoveries	42	—	14	—	—	—	56
Balance, ending	$3,022	$706	$252	$276	$11	$3	$4,270

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings

The recorded investment balance of troubled debt restructurings, (“TDRs”) totaled $16.1 million at December 31, 2014 compared with $16.7 million and $18.1 million at June 30, 2014 and June 30, 2013, respectively.  The majority of the Company’s TDRs are on accrual status and totaled $11.5 million at December 31, 2014 versus $13.4 million and $11.8 million at June 30, 2014 and June 30, 2013.  The total of TDRs on non-accrual status was $4.6 million for December 31, 2014 and $3.2 million and $6.2 million at the respective June periods.  The allowance for loan losses included specific reserves of $7,000, $73,000 and $152,000 for the December and June 2014 and 2013 periods respectively, related to TDRs.

During the Transition Period, the Company had three loans modified as TDR’s.  One of the loans was a fixed rate mortgage loan that had its interest reduced from 5.5% to 5.0%.   The second loan was a fixed rate home equity loan which was restructured to a 7 year term, based on the original amortization period, and the rate was reduced to 4.75%, from 6.25%.  The third loan was an adjustable rate home equity line of credit whose rate and term did not change, but the outstanding real estate taxes were capitalized to the existing loan balance.

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

The Company had eighteen loans modified in TDRs during the year ended June 30, 2013. Three of these loans were restructured as interest only for a one-year period. Four of the loans were commercial lines of credit that were extended for another twelve months of which two were given higher interest rates and two remained at the same rate. One loan had the maturity extended from a 20-year term to a 30-year term with a reduced rate.  Five loans had interest rates reduced for a five-year period. One loan had a rate reduction for a one-year period.  One commercial construction loan was restructured bringing in a new owner and scheduling annual principal step-downs over a three-year period which will result in a full payout. Three loans were restructured by capitalizing past due amounts of interest and escrow and granting lower rates.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following tables summarize by class loans modified into TDRs during the six months ended December 31, 2014 and 2013 and the years ended June 30, 2014 and 2013.

	Six Months Ended December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Residential Mortgage
One-to-four family	3	$779	$811

Total	3	$779	$811

	Six Months Ended December 31, 2013 (Unaudited)
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Residential Mortgage
One-to-four family	1	$818	$816

Total	1	$818	$816

	Year Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Residential Mortgage
One-to-four family	2	$1,054	$1,071

Total	2	$1,054	$1,071

	Year Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Residential Mortgage
One-to-four family	10	$3,625	$3,582
Commercial real estate	3	1,119	1,063
Construction
Other	1	1,150	987
Commercial and industrial	4	214	214

Total	18	$6,108	$5,846

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

The following tables summarize loans modified in TDRs during the previous six months and for which there was a subsequent payment default for the six months ended December 31, 2014 and 2013 and during the previous 12 months and for which there was a subsequent payment default during the years ended June 30, 2014 and June 30, 2013.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Six Months Ended December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
(Dollars in thousands)
Residential Mortgage
Commercial real estate	—	$—	$—
Commercial and industrial	—	—	—

Total	—	$—	$—

	Six Months Ended December 31, 2013 (Unaudited)
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)

Commercial real estate	1	$409	$409

Total	1	$409	$409

	Year Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Residential Mortgage
Commercial real estate	1	$409	$409
Commercial and industrial	2	23	68

Total	3	$432	$477

	Year Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(Dollars in thousands)
Residential Mortgage
One-to-four family	1	$156	$127

Total	1	$156	$127

Note 6 - Premises and Equipment

The components of premises and equipment at December 31, 2014 and June 30, 2014 and 2013 were as follows:

	At December 31,	At June 30,
	2014	2014	2013
	(In thousands)

Land	$1,937	$1,937	$1,937
Buildings and improvements	8,477	8,477	8,469
Leasehold improvements	1,769	1,767	1,787
Furnishings and equipment	1,868	1,835	1,887
Assets being developed for future use	7	15	3

	14,058	14,031	14,083
Accumulated depreciation and amortization	(5,760)	(5,545)	(5,201)

	$8,298	$8,486	$8,882

Note 7 - Accrued Interest Receivable

The components of interest receivable at December 31, 2014 and June 30, 2014 and 2013 were as follows:

	At December 31,	At June 30,
	2014	2014	2013
	(In thousands)

Loans	$874	$886	$847
Securities held to maturity	377	432	382

	$1,251	$1,318	$1,229

Note 8 - Deposits

Deposits at December 31, 2014 and at June 30, 2014 and 2013 consist of the following classifications:

	At December 31,		At June 30,
	2014		2014		2013
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Non-interest bearing demand	$24,821	—%	$22,206	—%	$18,559	—%
NOW	35,770	0.12	31,899	0.15	31,973	0.14
Super NOW	5,645	0.20	4,791	0.20	3,991	0.20
Savings and club	101,210	0.22	102,241	0.21	112,385	0.21
Money market demand	4,684	0.23	3,724	0.23	3,611	0.23
Certificates of deposit	93,938	1.30	98,528	1.32	109,948	1.40

	$266,068	0.57%	$263,389	0.60%	$280,467	0.65%

A summary of certificates of deposit by maturity at December 31, 2014 and June 30, 2014 is as follows (in thousands):

	At December 31, 2014	At June 30, 2014

Within one year	$56,692	$62,142
One to two years	19,505	19,058
Two to three years	10,647	9,154
Three to four years	3,595	3,515
Four to five years	1,418	2,527
Thereafter	2,081	2,132

	$93,938	$98,528

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $41.5 million, $41.8 million and $44.7 million at December 31, 2014 and at June 30, 2014 and 2013, respectively. Generally, deposits in excess of $250,000 are not insured by the FDIC.

A summary of interest expense on deposits for the six months ended December 31, 2014 and 2013 and for the years ended June 30, 2014 and 2013 is as follows:

	Six Months Ended December 31,		Year Ended June 30,
	2014	2013	2014	2013
		(Unaudited)
	(Dollars in thousands)

NOW, super NOW and money market demand	$33	$25	$50	$51
Savings and club	109	120	233	251
Certificates of deposit	642	723	1,372	1,705

	$784	$868	$1,655	$2,007

Note 9 - Borrowings

The Company participates in the FHLB of New York (the “FHLB of NY”) Overnight Advance Program. Advances under this program allow the Company to borrow up to the balance of its qualifying mortgage loans that have been pledged as collateral, less any related outstanding indebtedness. As of December 31, 2014 and June 30, 2014 and 2013, the Company had $69.0 million, $69.5 million and $80.8 million, respectively, available for borrowing under this agreement.

Term advances due to the FHLB of NY at December 31, 2014 and June 30, 2014 and 2013 consisted of the following:

	Fixed Interest	At December 31,	At June 30,
Maturity	Rate	2014	2014	2013
		(In thousands)

February 25, 2016	0.780%	$5,000	$5,000	$5,000
March 07, 2016	0.780	5,000	5,000	5,000
November 27, 2017	3.272	10,000	10,000	10,000
March 05, 2018	3.460	10,000	10,000	10,000
	2.504%	$30,000	$30,000	$30,000

The advances are secured by a blanket assignment of unpledged and qualifying mortgage loans.

The Company did not have any overnight advances with the FHLB of NY as of December 31, 2014 compared to an $8.0 million overnight advance with the FHLB of NY as of June 30, 2014.  The Company did not have any overnight advances with the FHLB of NY as of June 30, 2013.

As of December 31, 2014 and June 30, 2014, the Company also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements that it could access if necessary.  There were no amounts outstanding on the line at December 31, 2014, June 30, 2014 and 2013

Note 10 - Lease Commitments and Total Rental Expense

The Company leases three branch locations under long-term operating leases. Future minimum lease payments by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2014 and at June 30, 2014 (in thousands):

	At December 31, 2014	At June 30, 2014

Within one year	$415	$415
One to two years	421	415
Two to three years	388	431
Three to four years	324	333
Four to five years	172	263
Thereafter	237	307
	$1,957	$2,164

The total rental expense for all leases was approximately $208,000 for the six months ended December 31, 2014 and 2013 and $407,000 for each of the years ended June 30, 2014 and 2013, respectively.

Note 11 - Income Taxes

The total tax expense (benefit) consisted of the following for the six months ended December 31, 2014 and 2013 and the years ended June 30, 2014 and 2013:

	Six-Months Ended December 31,		Year Ended June 30,
	2014	2013	2014	2013
		(Unaudited)
	(In thousands)
Current income tax expense (benefit):
Federal	$(91)	$(445)	$7	$(394)
State	(30)	54	93	(99)
	(121)	(391)	100	(493)
Deferred income tax expense (benefit):
Federal	120	638	408	(384)
State	58	14	40	(110)
	178	652	448	(494)
	$57	$261	$548	$(987)

A reconciliation of the statutory federal income tax at a rate of 34% to the income tax expense (benefit) included in the statements of comprehensive income (loss) for the six months ended December 31, 2014 and 2013 and the years ended June 30, 2014 and 2013, is as follows:

	Six-months ended December 31,
	2014		2013
	Amount	% of Pretax Income	Amount	% of Pretax Income
			(Unaudited)

Federal income tax at statutory rate	$93	34.0%	$258	34.0%
State tax, net of federal benefit	19	6.9	45	5.9
Bank Owned Life Insurance	(38)	(13.7)	(37)	(4.9)
ESOP and stock-based compensation	(19)	(6.9)	(6)	(0.8)
Other	2	0.5	1	0.1
	$57	20.8%	$261	34.3%

	Year ended June 30,
	2014		2013
	Amount	% of Pretax Income	Amount	% of Pretax Income

Federal income tax at statutory rate	$522	34.0%	$(807)	34.0%
State tax, net of federal benefit	88	5.8	(138)	5.8
Bank Owned Life Insurance	(74)	(4.8)	(69)	2.9
ESOP and stock-based compensation	(19)	(1.3)	57	(2.4)
Other	31	2.0	(30)	1.3
	$548	35.7%	$(987)	41.6%

Note 11 - Income Taxes (Continued)

The components of the net deferred tax asset at December 31, 2014 and June 30, 2014 and 2013 were as follows:

	At December 31,	At June 30,
	2014	2014	2013
	(In thousands)
Deferred tax assets:
Allowances for losses on loans and commitments	$1,463	$1,484	$1,717
Uncollected interest	106	142	425
Benefit plans	967	983	941
Benefit plans AOCI	50	24	21
Restricted stock award	33	72	72
Other	66	63	56
	2,685	2,768	3,232
Deferred tax liabilities
Depreciation	(217)	(148)	(166)
Net deferred tax asset included in other assets	$2,468	$2,620	$3,066

Retained earnings included $1.5 million at December 31, 2014 and at June 30, 2014 and 2013, for which no provision for income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes which were only allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 (the “Act”) eliminated the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code if the Bank itself pays a cash dividend in excess of earnings and profits, or liquidates. The Act also provides for the recapture of deductions arising from the “applicable excess reserve” defined as the total amount of reserve over the base year reserve. The Bank’s total reserve exceeds the base year reserve and deferred taxes have been provided for this excess.

Note 12 - Benefit Plans

Directors’ Retirement Plan

The Bank has a Directors’ Retirement Plan, which provides that certain directors meeting specified age and service requirements may retire and continue to be paid. This plan is unfunded.

The following table sets forth the accumulated benefit obligation, the changes in the plan’s projected benefit obligation and the plan’s funded status as of and for each period presented.

	As of and for the Six Months Ended December 31,	As of and for the Years Ended June 30,
	2014	2014	2013
	(Dollars in thousands)

Accumulated benefit obligation – ending	$1,416	$1,356	$1,231

Projected benefit obligation – beginning	$1,454	$1,380	$1,340
Service cost	11	22	17
Interest cost	32	67	56
Actuarial loss	71	19	(10)
Benefit payments	(17)	(34)	(23)
Plan Amendments	(115)	—	—

Projected benefit obligation – ending	$1,436	$1,454	$1,380

Plan assets at fair value – beginning	$—	$—	$—
Employer contribution	17	34	23
Benefit payments	(17)	(34)	(23)

Plan assets at fair value – ending	$—	$—	$—

Funded status at end of year (included in other liabilities)	$1,436	$1,454	$1,380

Assumptions:
Discount rate	4.00%	4.50%	5.00%
Rate of compensation increase	3.00%	3.00%	3.00%

Note 12 - Benefit Plans (Continued)

Directors’ Retirement Plan (Continued)

Net periodic pension cost included the following:

	Six Months Ended December 31,		Years Ended June 30,
	2014	2013	2014	2013
		(Unaudited)
	(Dollars in thousands)

Service cost	$11	$11	$22	$17
Interest cost	32	33	67	56
Amortization of unrecognized loss	11	8	17	33
Amortization of unrecognized past service liability	—	2	4	11

Net periodic pension cost	$54	$54	$110	$117

Assumptions:
Discount rate	4.50%	5.00%	5.00%	4.25%
Rate of compensation	3.00%	3.00%	3.00%	3.00%

For the year ending December 31, 2015, the Bank expects to contribute $69,000 to the plan.

Estimated future benefit payments for the years ending December 31, which reflect expected future service, as appropriate, are as follows (in thousands):

2015	$69
2016	98
2017	104
2018	114
2019	131
2020 – 2024	714

As of December 31, 2014 and June 30, 2014 and 2013, unrecognized past service liabilities and actuarial losses aggregating approximately $186,000, $240,000 and $244,000, respectively, were included, net of income taxes of $74,000, $96,000 and $98,000, respectively, in accumulated other comprehensive loss. Approximately $15,000 of this amount is expected to be recognized as a component of net periodic pension cost during the year ending December 31, 2015.

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

The following table sets forth the accumulated benefit obligation, changes in the plan’s projected benefit obligation and the plan’s funded status as of and for each period presented:

	As of and for the Six Months Ended December 31,	As of and for the Years Ended June 30.
	2014	2014	2013
	(Dollars in thousands)

Accumulated benefit obligation – ending	$592	$459	$442

Projected benefit obligation – beginning	$459	$442	$472
Service cost	18	39	47
Interest cost	10	22	20
Actuarial loss (gain)	105	(22)	(76)
Benefits paid	—	(22)	(21)

Projected benefit obligation and funded status – ending (included in other liabilities)	$592	$459	$442

Assumption:
Discount rate	4.00%	4.50%	5.00%

Net periodic pension cost included the following:

	Six Months Ended December 31,		Years Ended June 30,
	2014	2013	2014	2013
		(Unaudited)
	(Dollars in thousands)

Service cost	$18	$20	$39	$47
Interest cost	10	11	22	20
Amortization of unrecognized loss	(15)	(14)	(28)	(16)
Net periodic pension cost	$13	$17	$33	$51

Assumptions:
Discount rate	4.50%	5.00%	5.00%	4.25%

Note 12 - Benefit Plans (Continued)

Executive Incentive Retirement Plan (Continued)

For the year ending December 31, 2015, the Bank expects to contribute $34,000 to the plan.  Estimated future benefit payments for the years ending December 31, which reflect expected future service, as appropriate, are as follows (in thousands):

2015	$34
2016	34
2017	35
2018	36
2019	37
2020 – 2024	228

As of December 31, 2014 and June 30, 2014 and 2013, actuarial gains of approximately $62,000, $182,000 and $188,000, respectively, were included, net of income taxes of $24,000, $73,000 and $75,000, respectively, in accumulated other comprehensive loss.  Approximately $1,000 of this amount is expected to be recognized as a component of net periodic pension cost during the year ending December 31, 2015.

401(k) Savings and Profit Sharing Plan

The Bank sponsors a savings and profit sharing plan, pursuant to Section 401(k) of the Internal Revenue Code (“IRC”), for all eligible employees. The plan has a profit sharing component paid annually by the Bank of 3% of each eligible employee’s compensation. Employees may also elect to defer up to 80% of their compensation, subject to IRC limitations. The Bank will match 50% of the first 6% of the employee’s salary deferral up to a maximum of 3% of each employee’s compensation. The Plan expense amounted to approximately $32,000 and $25,000 (unaudited) for the six months ended December 31, 2014 and 2013 and $53,000 and $48,000 for the years ended June 30, 2014 and 2013, respectively. The Bank terminated the annual 3% profit sharing component of the plan, effective December 31, 2012, but still matches 50% of the first 6% of the employee’s salary deferral up to a maximum of 3% of each employee’s compensation.

Employee Stock Ownership Plan

Effective upon completion of the Company’s initial public stock offering, the Bank established an Employee Stock Ownership Plan (“ESOP”) for all eligible employees who complete a twelve-month period of employment with the Bank, have attained the age of 21 and have completed at least 1,000 hours of service in a plan year. The ESOP used $2.0 million in proceeds from a term loan obtained from the Company to purchase 202,342 shares of Company common stock. The term loan principal is payable over 48 equal quarterly installments through December 31, 2018. The interest rate on the term loan is 8.25%. Each quarter, the Bank intends to make discretionary contributions to the ESOP, which will be equal to principal and interest payments required on the term loan. The ESOP may further pay down the loan with dividends paid, if any, on the Company common stock owned by the ESOP.  Shares purchased with the loan proceeds provide collateral for the term loan and are held in a suspense account for future allocations among participants. Base compensation is the basis for allocation to participants of contributions to the ESOP and shares released from the suspense account, as described by the ESOP, in the year of allocation.

Note 12 - Benefit Plans (Continued)

ESOP shares pledged as collateral were initially recorded as unallocated ESOP shares in the consolidated statement of financial condition. On a monthly basis, 1,405 shares are allocated and compensation expense is recorded equal to the number of allocated shares multiplied by the monthly average market price of the Company’s common stock and the allocated shares become outstanding for basic earnings per common share computations. The difference between the fair value of shares and the cost of the shares allocated by the ESOP is recorded as an adjustment to paid-in capital.  ESOP compensation expense was approximately $76,000 and $63,000 (unaudited) for the six months ended December 31, 2014 and 2013 and $131,000 and $111,000 for the years ended June 30, 2014 and 2013, respectively.

ESOP shares at December 31, 2014 and at June 30, 2014 and 2013 are summarized as follows:

	At December 31,	At June 30,
	2014	2014	2013

Allocated shares – beginning	126,464	109,602	92,741
Shares allocated during the year	8,431	16,862	16,861
Allocated shares – ending	134,895	126,464	109,602

Total ESOP Shares	202,342	202,342	202,342

Fair value of unallocated shares	$682,076	$614,612	$669,576

Stock-Based Compensation

The Company maintains the MSB Financial Corp. 2008 Stock Compensation and Incentive Plan (the “2008 Plan”). Under this plan, the Company may grant options to purchase up to 275,410 shares of Company’s common stock. At December 31, 2014 and at June 30, 2014 and 2013, there were no shares remaining for future option grants under the plan.

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

Management recognized compensation expense for the fair value of the options, which have graded vesting, on a straight-line basis over the requisite service period of the awards. As of May 9, 2013 all shares in the plan became vested and the Company did not record any stock option expense during the six months ended December 31, 2014 or 2013 (unaudited) or the fiscal year ended June 30, 2014 compared to $137,000 in stock option expense along with a $19,000 income tax benefit recorded during the fiscal year ended June 30, 2013.

Note 12 - Benefit Plans (Continued)

A summary of stock options at December 31, 2014 and June 30, 2014 and 2013 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at June 30, 2013	275,410	10.75	4.8 years	$—
Ou g at Outstanding at June 30, 2014	275,410	10.75	3.8 years	$—

Outstanding at December 31, 2014	275,410	10.75	3.3 years	$—

Exercisable at December 31, 2014	275,410	10.75	3.3 years	$—

Shares issued upon the exercise of stock options are planned to be issued from treasury stock.  The 275,410 options outstanding as of December 31, 2014 are fully vested.  There is no unrecognized compensation expense related to these options as of December 31, 2014.

On November 9, 2009, the Company’s stockholders approved an amendment to the 2008 Plan to increase the number of shares of the Company’s common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574, with such additional shares to be available for awards in the form of restricted stock awards.  On November 24, 2009, the Company purchased 110,164 shares of its common stock at a purchase price of $932,000, which amount, was charged to paid-in capital.  On December 14, 2009, the Board of Directors granted 110,164 shares of restricted stock to certain employees and directors.  The restricted stock awards are to be vested over a five year period and expensed accordingly based on the fair value at the date of grant.  For each of the six months ended December 31, 2014 and 2013 and the fiscal years ended June 30, 2014 and 2013, the Company recognized approximately $82,000, $90,000 (unaudited), $180,000 and $180,000, respectively, in stock-based compensation expense related to restricted stock awards along with an income tax benefit of $32,000, $36,000 (unaudited), $72,000 and $72,000, respectively.   At December 31, 2014, 884 shares were available for grants under the 2008 Plan.

Note 12 - Benefit Plans (Continued)

The following is a summary of the activity related to the Company’s restricted stock awards for the six months ended December 31, 2014 and the year ended June 30, 2014:

		Weighted
		Average
	Restricted	Grant Date
	Stock	Fair Value
Unvested at June 30, 2013	44,076	$8.15
Vested	(21,584)	8.15
Unvested at June 30, 2014	22,492	8.15
Vested	(21,608)	8.15
Forfeited	(884)	8.15
Unvested at December 31, 2014	-	8.15

Note 13 - Transactions with Officers and Directors

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with its officers, directors, their immediate families, and affiliated companies (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others with the exception that all employees with one year of service, directors and executive officers are offered a 50 basis point reduction for consumer loans or primary residence mortgage loans.  These persons were indebted to the Bank for loans totaling $8.1 million, $7.7 million and $10.0 million at December 31, 2014 and June 30, 2014 and 2013, respectively. During the year ended June 30, 2014, $755,000 of new loans and $571,000 of repayments were made. In addition, one director that was placed on emeritus status and non-voting status, resulted in a $2.4 million reduction in loan indebtedness to the Bank related to him and his immediate family.  During the six months ended December 31, 2014, $636,000 of new loans and $240,000 of repayments were made.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible, core and risk-based capital as defined in the regulations. Management believes, as of December 31, 2014 and June 30, 2014 and 2013, that the Bank met all capital adequacy requirements to which it is subject.

Note 14 - Regulatory Capital (Continued)

As of December 31, 2014, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum core, Tier 1 risk-based and total risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table presents a reconciliation of GAAP capital and regulatory capital and information as to the Bank’s capital levels at the dates presented:

					To be well capitalized
					under prompt
			For capital adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2014:
Tangible	$36,209	10.64%	$5,105	> 1.50%	$	N/A	N/A
Core (leverage)	36,209	10.64	13,613	> 4.00		17,016	> 5.00%
Tier 1 risk-based	36,209	17.68	8,193	> 4.00		12,290	> 6.00
Total risk-based	38,783	18.93	16,387	> 8.00		20,483	>10.00

June 30, 2014:
Tangible	$35,862	10.39%	$5,179	> 1.50%	$	N/A	N/A
Core (leverage)	35,862	10.39	13,812	> 4.00		17,264	> 5.00%
Tier 1 risk-based	35,862	17.45	8,221	> 4.00		12,331	> 6.00
Total risk-based	38,444	18.71	16,442	> 8.00		20,552	>10.00

June 30, 2013:
Tangible	$34,651	9.93%	$5,234	> 1.50%	$	N/A	N/A
Core (leverage)	34,651	9.93	13,958	> 4.00		17,447	> 5.00%
Tier 1 risk-based	34,651	16.87	8,216	> 4.00		12,324	> 6.00
Total risk-based	37,243	18.13	16,432	> 8.00		20,539	>10.00

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

At December 31, 2014 and June 30, 2014 and 2013, the following financial instruments were outstanding whose contract amounts represent credit risk:

	At December 31,	At June 30,
	2014	2014	2013
	(In thousands)

Commitments to grant loans	$2,857	$2,122	$7,671
Unfunded commitments under lines of credit	20,034	20,093	23,659
Standby letters of credit	347	247	327

	$23,238	$22,462	$31,657

At December 31, 2014, the commitments to grant loans included $736,000 of fixed rate mortgage loan with interest rates ranging from 3.625% to 5.00%; commercial real estate loans of $1.1 million with terms that include a 10 year balloon payment with an interest rate of 4.875% and based on a 25 year amortization; and a 15 year fixed rate with an interest rate of 4.75% and $1.0 million variable rate construction loan based on the Wall Street Journal Prime Rate + 1.00%, with a floor rate of 5.00%.  Of the unfunded commitments under lines of credit at December 31, 2014, $16.7 million was available under the Bank’s home equity lending program, $465,000 was available under the overdraft protection lending program and $2.9 million was available under commercial lines of credit.  Amounts outstanding under these unfunded lines have interest rates ranging from 1.00% below prime rate to 4.00% over the prime rate.

At June 30, 2014, the commitments to grant loans included a $172,000 fixed rate mortgage loan with an interest rate of 4.00%; an adjustable rate mortgage loan of $200,000 with an initial rate of 4.00% adjusting to 6.25% after 10 years and a commercial real estate loan of $1.8 million with 10 year balloon payment based on a 20 year amortization and an initial rate of 4.00% fixed for the first five years and a variable rate based on the Wall Street Journal Prime + 1.00% for the second five years.  Of the unfunded commitments under lines of credit at June 30, 2014, $16.8 million was available under the Bank’s home equity lending program, $547,100 was available under the overdraft protection lending program and $2.7million was available under commercial lines of credit.  Amounts outstanding under these unfunded lines have interest rates ranging from 1.00% below prime rate to 4.00% over the prime rate.

Note 15 - Commitments and Contingencies (Continued)

At June 30, 2013, commitments to grant loans included $871,000 of fixed rate mortgage loans with interest rates ranging from 3.125% to 4.50%; adjustable rate mortgage loans of $27 million with an initial rate of 3.25% adjusting to 6.00% after 10 years and a $4.1 million variable rate construction loan based on the Wall Street Journal Prime Rate + 1.00%, with a floor rate of 5.00%.  Of the unfunded commitments under lines of credit at June 30, 2013, $19.4 million was available under the Bank’s home equity lending program, $541,900 was available under the overdraft protection lending program and $3.7 million was available under commercial lines of credit.  Amounts outstanding under these unfunded lines have interest rates ranging from 1.00% below prime rate to 4.00% over the prime rate.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit when deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The fair values of these obligations were immaterial as of December 31, 2014 and June 30, 2014 and 2013.

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

Note 16 - Fair Value Measurements (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Bank did not have any financial assets measured at fair value on a recurring basis as of December 31, 2014 and June 30, 2014 and 2013.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables summarize those assets measured at fair value on a non-recurring basis as of December 31, 2014 and June 30, 2014 and 2013:

	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Impaired loans	$—	$—	$1,308	$1,308

	June 30, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Impaired loans	$—	$—	$2,789	$2,789

	June 30, 2013
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)

Impaired loans	$—	$—	$15,066	$15,066

Note 16 - Fair Value Measurements (Continued)

For Level 3 input assets measured at fair value on non-recurring basis as of December 31, 2014 and June 30, 2014 and 2013, the significant unobservable inputs used in fair value measurements were as follows:

December 31, 2014
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$1,308	Appraisal of	Appraisal
		Collateral	adjustments	0% to - 6.87% (0.09%)
Liquidation
			expense	4.56% to -52.9% (8.4%)

June 30, 2014
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$2,789	Appraisal of	Appraisal
		Collateral	adjustments	0% to - 19.4% (1.1%)
Liquidation
			expense	4.2% to -57.9% (7.7%)

June 30, 2013
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$15,066	Appraisal of	Appraisal
		collateral	adjustments	0% to - 37.9% (3.5%)
Liquidation
			expense	0.11% to -27.4% (7.9%)

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

Other real estate is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of December 31, 2014 and June 30, 2014 and 2013, there was no further impairment of the other real estate owned below the cost basis established at the time the other real owned was originally recognized.  Accordingly, the table above does not include other real estate owned.

Note 16 - Fair Value Measurements (Continued)

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

The following presents the carrying amount, fair value and placement in the fair value hierarchy as of December 31, 2014 and June 30, 2014 and June 30, 2013, of the Company’s financial instruments which are carried on the consolidated statement of financial condition at cost and are not measured or recorded at fair value on a recurring basis.  This table excludes financial instruments for which the carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

	Carrying Amount	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In thousands)
As of December 31, 2014
Financial assets:
Securities held to maturity	$78,518	$77,975	$—	$77,975	$—
Loans receivable (1)	231,449	233,629	—	—	233,629

Financial liabilities:
Certificate of deposits	93,938	95,146	—	95,146	—
Advances from Federal Home Loan Bank of New York	30,000	31,111	—	31,111	—

As of June 30, 2014
Financial assets:
Securities held to maturity	84,932	83,636	—	83,636	—
Loans receivable (1)	230,275	230,300	—	—	230,300

Financial liabilities:
Certificate of deposits	98,528	100,120	—	100,120	—
Advances from Federal Home Loan Bank of New York	38,000	39,281	—	39,281	—

Note 16 - Fair Value Measurements (Continued)

As of June 30, 2013
Financial assets:
Securities held to maturity	80,912	78,367	—	78,367	—
Loans receivable (1)	223,256	227,556	—	—	227,556

Financial liabilities:
Certificate of deposits	109,948	111,797	—	111,797	—
Advances from Federal Home Loan Bank of New York	30,000	32,208	—	32,208	—

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

Note 16 - Fair Value Measurements (Continued)

Advances from Federal Home Loan Bank of New York

Fair values of advances are estimated using discounted cash flow analyses, based on rates currently available to the Company for advances from the Federal Home Loan Bank of New York with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreement, into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of December 31, 2014 and June 30, 2014 and 2013, the fair value of the commitments to extend credit was not considered to be material.   Note 17 - Parent Only Financial Statements

Note 17 - Parent Only Financial Statements

Condensed Statements of Financial Condition

	At December 31,	At June 30,
(In thousands)	2014	2014	2013
		(Restated)
Assets

Cash and due from banks	$3,161	$3,232	$2,994
Loan receivable	903	996	1,172
Investments in subsidiaries	36,778	36,382	35,135
Other assets	235	178	1,172

Total Assets	$41,072	$40,788	$40,473

Liabilities
Other liabilities	$47	$100	$1,082
Total liabilities	47	100	1,082

Stockholders’ Equity
Common stock	562	562	562
Paid-in capital	24,689	24,616	24,473
Retained earnings	21,766	21,548	20,560
Unallocated common stock held by ESOP	(674)	(759)	(927)
Treasury stock	(5,244)	(5,244)	(5,244)
Accumulated other comprehensive loss	(74)	(35)	(33)

Total Stockholders’ Equity	41,025	40,688	39,391

Total Liabilities and Stockholders’ Equity	$41,072	$40,788	$40,473

Note 17 - Parent Only Financial Statements (Continued)

Condensed Statements of Comprehensive (Loss) Income

	Six Months Ended December 31,		Years Ended June 30,
	2014	2013	2014	2013
		(Unaudited)
	(In thousands)

Equity in undistributed earnings of subsidiaries	$396	$546	$1,118	$(1,272)
Interest income	40	47	91	105
Non-interest expense	(179)	(125)	(226)	(221)

Income (Loss) Before Income Taxes	257	468	983	(1,388)

Income tax expense(benefit)	39	(31)	(5)	(3)

Net Income (Loss)	$218	$499	$988	$(1,385)

Comprehensive Income (Loss)	$179	$497	$986	$(1,317)

Note 17 - Parent Only Financial Statements (Continued)

Condensed Statements of Cash Flows
	Six Months Ended December 31,		Years Ended June 30,
	2014	2013	2014	2013
		(Unaudited)
	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$218	$499	$988	$(1,385)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(396)	(546)	(1,118)	1,272
Net change in other assets and liabilities	14	64	192	88

Net Cash Provided by (Used in) Operating Activities	(164)	17	62	(25)

Cash Flows from Investing Activities
Repayment of ESOP loan receivable	93	86	176	162

Net Cash Provided by Investing Activities	93	86	176	162

Cash Flows from Financing Activities
Dividends paid to minority stockholders	-	-	-	(56)
Purchase of treasury stock	-	-	-	(476)
Capital distribution to Bank	-	-	-	(1,000)

Net Cash Used in Financing Activities	-	-	-	(1,532)

Net (Decrease) Increase in Cash and Cash Equivalents	(71)	103	238	(1,395)

Cash and Cash Equivalents - Beginning	3,232	2,994	2,994	4,389

Cash and Cash Equivalents - Ending	$3,161	$3,097	$3,232	$2,994

Note 18 - Quarterly Results of Operations (Unaudited)

The following is a condensed summary of quarterly results of operations for the six months ended December 31, 2014 and for the years ended June 30, 2014 and 2013:

	9/30/14 Quarter	12/31/14 Quarter

Interest income	$2,987	$2,981
Interest expense	591	582

Net Interest Income	2,396	2,399

Provision for loan losses	100	-

Net Interest Income after Provision for Loan Losses	2,296	2,399

Non-interest income	162	162
Non-interest expenses	2,116	2,628

Income (Loss) before Income Taxes	342	(67)

Income tax expense (benefit)	115	(58)

Net Income (Loss)	$227	$(9)

Earnings (Loss) per share:
Basic and diluted	$0.05	$(0.00)

Note 18 - Quarterly Results of Operations (Unaudited) (Continued)

	Year Ended June 30, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

Interest income	$2,965	$3,005	$3,038	$2,984
Interest expense	632	617	585	588

Net Interest Income	2,333	2,388	2,453	2,396

Provision for loan losses	150	150	150	150

Net Interest Income after Provision for Loan Losses	2,183	2,238	2,303	2,246

Non-interest income	181	182	184	177
Non-interest expenses	1,987	2,037	2,117	2,017

Income before Income Taxes	377	383	370	406

Income tax expense	129	132	127	160

Net Income	$248	$251	$243	$246

Earnings per share:
Basic and diluted	$0.05	$0.05	$0.05	$0.05

Note 18 - Quarterly Results of Operations (Unaudited) (Continued)

	Year Ended June 30, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

Interest income	$3,142	$3,000	$2,985	$2,905
Interest expense	727	689	648	657

Net Interest Income	2,415	2,311	2,337	2,248

Provision for loan losses	746	2,973	175	150

Net Interest Income after Provision for Loan Losses	1,669	(662)	2,162	2,098

Non-interest income	159	162	159	170
Non-interest expenses	2,004	2,122	2,188	1,975

(Loss) Income before Income Taxes	(176)	(2,622)	133	293

Income tax (benefit) expense	(84)	(1,047)	44	100

Net (Loss) Income	$(92)	$(1,575)	$89	$193

(Loss) Earnings per share:
Basic and diluted	$(0.02)	$(0.32)	$0.02	$0.04

Note 19 – Recent Accounting Pronouncements

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

Note 19 – Recent Accounting Pronouncements (Continued)

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

Note 20 – Adoption of Plan of Conversion and Reorganization

On November 17, 2014, the Boards of Directors of the Company, the Bank and the MHC adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the MHC will undertake a “second-step” conversion and both the MHC and the Company will cease to exist.  The Bank will reorganize from the two-tier mutual holding company form of organization to a fully-public stock holding company form of organization. The terms of the Plan provide for the sale of shares of a newly-formed holding company representing the MHC’s ownership interest in the Company and for the exchange of shares of the Company for shares of the new holding company pursuant to an exchange ratio designed to approximate the existing shareholders’ percentage ownership interest, after giving effect to assets held at the MHC level and dividends previously waived by the MHC as required by bank regulatory requirements.

MSB Financial Corp. (“MSB Financial – Maryland”), a Maryland-chartered holding company, will offer shares of its common stock for sale to the Bank’s eligible account holders, to the Bank’s employee stock ownership plan and to members of the general public in a subscription and community offering in the manner, and subject to the priorities, set forth in the Plan. The highest priority will be depositors with qualifying deposits as of September 30, 2013.

At the time of conversion, liquidation accounts will be established in an amount equal to the percentage of the outstanding shares of the Company owned by the MHC before completion of the conversion, multiplied by the Company’s total stockholders’ equity as reflected in the latest statement of financial condition contained in the final offering prospectus for the conversion, plus the value of the net assets of the MHC as reflected in the latest statement of financial condition of the MHC before the effective date of the conversion. The liquidation accounts will be maintained for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) who continue to maintain their deposit accounts in the Bank after the conversion. In the event of a complete liquidation of the Bank or the Bank and MSB Financial - Maryland (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. Neither MSB Financial - Maryland nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements applicable to the Bank or MSB Financial - Maryland.

The transactions contemplated by the Plan of Conversion are subject to approval by the shareholders of the Company, the depositors of the Bank and the Board of Governors of the Federal Reserve System.  If the conversion and offering are completed, eligible conversion and offering costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 3, 2015.

MSB FINANCIAL CORP.
	By:	/s/ Michae A. Shriner
Michael A. Shriner
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Michael A. Shriner		/s/ W. Scott Gallaway
Michael A. Shriner President, Chief Executive Officer and Director		W. Scott Gallaway Chairman of the Board and Director
/s/ E. Haas Gallaway, Jr.		/s/ Dr. Thomas G. McCain
E. Haas Gallaway, Jr. Director		Dr. Thomas G. McCain Director
/s/ Donald J. Musso		/s/ Ferdinand J. Rossi
Donald J. Musso Director		Ferdinand J. Rossi Director
/s/ Gary T. Jolliffe		/s/ Robert G. Russell, Jr.
Gary T. Jolliffe Director		Robert G. Russell, Jr. Senior Vice President & Acting Chief Financial Officer (Principal Financial and Accounting Officer)