Form 10-Q
period 2015-03-31
MSB FINANCIAL CORP.
filed 2015-05-15
CIK 1374783

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-33246

MSB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

UNITED STATES	34-1981437
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1902 Long Hill Road, Millington, New Jersey	07946-0417
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(908) 647-4000

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 15, 2015:

$0.10 par value common stock 5,010,437 shares outstanding

MSB FINANCIAL CORP. AND SUBSIDIARIES

INDEX

		Page
		Number
PART I - FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition
	at March 31, 2015 and December 31, 2014	2

	Consolidated Statements of Comprehensive Income for the
	Three Months Ended March 31, 2015 and 2014	3

	Consolidated Statements of Cash Flows for the Three Months
	Ended March 31, 2015 and 2014	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2:	Management’s Discussion and Analysis of	32
	Financial Condition and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4:	Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings	37

Item 1A:	Risk Factors	37

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3:	Defaults Upon Senior Securities	37

Item 4:	Mine Safety Disclosures	37

Item 5:	Other Information	38

Item 6:	Exhibits	38

SIGNATURES		39

CERTIFICATIONS

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MSB FINANCIAL CORP AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2015	2014

(Dollars in thousands, except per share amounts)
Cash and due from banks	$6,046	$6,145
Interest-earning demand deposits with banks	803	1,374

Cash and Cash Equivalents	6,849	7,519

Securities held to maturity (fair value of $78,605 and $77,975, respectively)	78,228	78,518
Loans receivable, net of allowance for loan losses of $3,577 and $3,634, respectively	239,274	231,449
Other real estate owned	1,039	1,283
Premises and equipment	8,246	8,298
Federal Home Loan Bank of New York stock, at cost	2,030	1,710
Bank owned life insurance	7,299	7,246
Accrued interest receivable	1,431	1,251
Other assets	3,059	2,978

Total Assets	$347,455	$340,252

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$26,679	$24,821
Interest bearing	239,081	241,247

Total Deposits	265,760	266,068

Advances from Federal Home Loan Bank of New York	37,100	30,000
Advance payments by borrowers for taxes and insurance	664	575
Other liabilities	2,641	2,584

Total Liabilities	306,165	299,227

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, par value $0.10; 10,000,000 shares authorized; 5,620,625 issued; 5,010,437 outstanding	562	562
Paid-in capital	24,691	24,689
Retained earnings	21,982	21,766
Unallocated common stock held by ESOP (63,229 and 67,447 shares, respectively)	(632)	(674)
Treasury stock, at cost, 610,188 shares	(5,244)	(5,244)
Accumulated other comprehensive loss	(69)	(74)

Total Stockholders’ Equity	41,290	41,025

Total Liabilities and Stockholders’ Equity	$347,455	$340,252

See notes to unaudited consolidated financial statements.

MSB FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2015	2014
Interest Income:
Loans receivable, including fees	$2,508	$2,549
Securities held to maturity	404	466
Other	22	23
Total Interest Income	2,934	3,038

Interest Expense
Deposits	365	394
Borrowings	189	191

Total Interest Expense	554	585

Net Interest Income	2,380	2,453

(Credit) provision for Loan Losses	(52)	150

Net Interest Income after Provision for Loan Losses	2,432	2,303

Non-Interest Income
Fees and service charges	84	110
Income from bank owned life insurance	53	53
Other	26	21
Total Non-Interest Income	163	184

Non-Interest Expenses
Salaries and employee benefits	1,080	947
Directors compensation	113	109
Occupancy and equipment	327	356
Service bureau fees	144	161
Advertising	30	39
FDIC assessment	71	91
Professional services	172	131
Other	321	283
Total Non-Interest Expenses	2,258	2,117

Income before Income Taxes	337	370
Income Tax Expense	121	127
Net Income	$216	$243

Weighted average number of shares of common stock	4,946	4,928
Outstanding basic and diluted
Earnings per share - basic and diluted	$0.04	$0.05

See notes to unaudited consolidated financial statements.

Consolidated Statements of Comprehensive Income – (Continued)

	Three Months Ended March 31,
	2015	2014
(Dollars in thousands, except per share amounts)
Other comprehensive loss, net of tax

Defined benefit pension plans:

Reclassification adjustment for prior service cost included in net income, net of tax of $3 and $-, respectively	$(4)	$1

Actuarial loss arising during the period, net of tax of ($3) and $-, respectively	4	-

Reclassification adjustment for net actuarial loss (gain) included in net income, net of tax of ($4) and $1, respectively	5	(2)

Total Other comprehensive income (loss)	5	(1)

Comprehensive income	$221	$242

See notes to unaudited consolidated financial statements.

MSB Financial Corp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014

Cash Flows from Operating Activities:
Net Income	$216	$243
Adjustments to reconcile net income to net
cash provided by operating activities:
Net (accretion) of securities discounts and deferred loan fees and costs	(4)	(10)
Depreciation and amortization of premises and equipment	104	123
Stock based compensation and allocation of ESOP stock	44	80
Provision for loan losses	(52)	150
Loss on sale of other real estate owned	77	-
Income from bank owned life insurance	(53)	(53)
(Increase) decrease in accrued interest receivable	(180)	113
(Increase) decrease in other assets	(85)	19
Increase in other liabilities	66	16
Net Cash Provided by Operating Activities	133	681

Cash Flows from Investing Activities:
Activity in held to maturity securities:
Purchases	(490)	(1)
Maturities, calls and principal repayments	757	718
Net increase in loans receivable	(646)	(352)
Purchased loan participations	(7,100)	-
Purchase of premises and equipment	(52)	(38)
(Purchase) redemption of Federal Home Loan Bank of NY stock	(320)	157
Capitalized improvements of other real estate owned	(89)	(13)
Proceeds from sale of other real estate owned	256	-
Net Cash (Used in) Provided by Investing Activities	(7,684)	471

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(308)	1,396
Increase (repayment) of advance from FHLB of NY	7,100	(3,500)
Increase in advance payments by borrowers for taxes and insurance	89	38
Net Cash Provided by (Used in) Financing Activities	6,881	(2,066)

Net Decrease in Cash and Cash Equivalents	(670)	(914)
Cash and Cash Equivalents – Beginning	7,519	5,645
Cash and Cash Equivalents – Ending	$6,849	$4,731

Supplementary Cash Flows Information
Interest paid	$555	$587
Loan receivable transferred to other real estate owned	$-	$-

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

MSB Financial, MHC (the “MHC”) is a federally-chartered mutual holding company that was formed in 2004 in connection with the mutual holding company reorganization of the Bank. The MHC has not engaged in any significant business other than its ownership interest in the Company since its formation. So long as the MHC is in existence, it will at all times own a majority of the outstanding stock of the Company. At March 31, 2015, the MHC owned 61.7% of the Company’s outstanding common shares.

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

Change in Fiscal Year End

Effective November 17, 2014, the Company changed its fiscal year end from June 30 to December 31.

Adoption of Plan of Conversion and Reorganization

On November 17, 2014, the Boards of Directors of the Company, the Bank and the MHC adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the MHC will undertake a “second-step” conversion and both the MHC and the Company will cease to exist. The Bank will reorganize from the two-tier mutual holding company form of organization to a fully public stock holding company form of organization. The terms of the Plan provide for the sale of shares of a newly-formed holding company representing the MHC’s ownership interest in the Company and for the exchange of shares of the Company for shares of the new holding company pursuant to an exchange ratio designed to approximate the existing shareholders’ percentage ownership interest after giving effect to assets held at the MHC level and dividend previously waived by the MHC as required by bank regulators. As of the date hereof, the MHC owned approximately 61.7% of the outstanding shares of the Company.  MSB Financial Corp., a Maryland-chartered holding company, will offer shares of its common stock for sale to the Bank’s eligible account holders, to the Bank’s employee stock ownership plan and to members of the general public in a subscription and community offering in the manner, and subject to the priorities, set forth in the Plan. The highest priority will be depositors with qualifying deposits as of September 30, 2013.  The conversion and reorganization are subject to the approval of the depositors of the Bank, the stockholders of the Company, the Board of Governors of the Federal Reserve System and the Securities and Exchange Commission.

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

In the opinion of management, all adjustments, consisting of only normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements have been made at March 31, 2015 and for the three months ended March 31, 2015 and 2014.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results which may be expected for an entire fiscal year or other interim periods.

The data in the consolidated statement of financial condition for December 31, 2014 was derived from the Company’s audited consolidated financial statements as of and for the year then ended. That data, along with the interim financial information presented in the consolidated statements of financial condition, comprehensive income, and cash flows should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2014, including the notes thereto included in the Company’s Transition Report on Form 10-KT.

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

Note 4 – Earnings Per Share

Basic earnings per share is computed by dividing net income  by the weighted average number of common shares outstanding during the period, exclusive of the unallocated shares held by the Employee

Stock Ownership Plan (“ESOP”) and unvested shares of restricted stock. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as outstanding stock options, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of contracts or securities exercisable (such as stock options) or which could be converted into common stock, if dilutive, using the treasury stock method.  Diluted earnings per share did not differ from basic earnings per share for the three months ended March 31, 2015 and 2014, as the 275,410 weighted average number of outstanding stock options, although exercisable in 2015, were anti-dilutive.

Note 5 – Stock-Based Compensation

On March 10, 2008, the Company’s stockholders approved the 2008 Stock Compensation and Incentive Plan. This plan permits the granting of up to 275,410 options to purchase Company common stock. Pursuant to this plan, on May 9, 2008, the Board of Directors granted 275,410 options having an exercise price of $10.75 per share, the fair market value of the shares at the grant date. The grant date fair value of the options was estimated to be $2.99 per share based on the Black-Scholes option pricing model. Options are exercisable for 10 years from date of grant.  As of March 31, 2015 and 2014 all stock based compensation expense related to these awards had been recognized.

On November 9, 2009 the Company’s the 2008 Plan was amended.  The primary purpose of the amendment was to increase the number of shares of Company common stock authorized for issuance under the 2008 Plan from 275,410 to 385,574; with such additional shares to be available for awards in the form of restricted stock awards.  The Company re-purchased 110,164 shares of the Company common stock for an aggregate purchase price of $932,000 and on December 14, 2009, granted the shares to certain employees and directors.  The restricted stock awards vest over a five-year period and the related expense was recognized over that time based on the fair value of the Company’s common stock at the date of grant.  The vesting period related to these awards ended during the fourth quarter of 2014.  Consequently, no stock based compensation expense was recognized during the three months ended March 31, 2015 compared with stock based compensation expense related to these awards in the amount of $45,000 with a tax benefit of $18,000 for the three-months ended March 31, 2014.

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

Assets Measured at Fair Value on a Recurring Basis

The Bank did not have any financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain financial and non-financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table summarizes those assets measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$119	$119

	December 31, 2014
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(In thousands)
Impaired loans	$—	$—	$1,308	$1,308

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014, the significant unobservable inputs used in fair value measurements were as follows:

As of March 31, 2015
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$119	Appraisal of	Appraisal
		collateral	adjustments	0% to 0% (0.0%)
Liquidation
			expense	14.9% to 14.9% (14.9%)

As of December 31, 2014
	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Impaired loans	$1,308	Appraisal of	Appraisal
		collateral	adjustments	0% to 6.87% (0.09%)
Liquidation
			expense	4.56% to 52.9% (8.4%)

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

Other real estate owned is carried at the lower of cost or fair value less estimated selling costs.  The fair value of other real estate owned is determined based upon independent third-party appraisals of the properties.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of March 31, 2015 and December 31, 2014 there was no further impairment of the other real estate owned balance below the cost basis established at the time the other real estate owned was originally recognized.  Accordingly, the table above does not include other real estate owned.

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

The following presents the carrying amount and the fair value as of March 31, 2015 and December 31, 2014, and placement in the fair value hierarchy of the Company’s financial instruments which are carried on the consolidated statement of financial condition at cost and are not recorded at fair value on a recurring basis.  This table excludes financial instruments for which carrying amount approximates fair value, which includes cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable, interest and non-interest bearing demand, savings and club deposits, and accrued interest payable.

	Carrying	Fair	Level 1	Level 2	Level 3
As of March 31, 2015	Amount	Value	Inputs	Inputs	Inputs
		(In thousands)
Financial assets:
Securities held to maturity	$78,228	$78,605	$-	$78,605	$-
Loans receivable (1)	239,274	241,816	-	-	241,816

Financial liabilities:
Certificate of deposits	90,777	93,149	-	93,149	-
Advances from Federal Home Loan Bank of New York	37,100	38,262	-	38,262	-

As of December 31, 2014
Financial assets:
Securities held to maturity	78,518	77,975	-	77,975	-
Loans receivable (1)	231,449	233,629	-		233,629

Financial liabilities:
Certificate of deposits	93,938	95,146	-	95,146	-
Advances from Federal Home Loan Bank of New York	30,000	31,111	-	31,111	-

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

Off-Balance Sheet Financial Instruments

Fair values of commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms, and the present credit worthiness of the counterparties.  As of March 31, 2015 and December 31, 2014, the fair value of the commitments to extend credit was not considered to be material.

Note 7 - Loans Receivable and Allowance for Credit Losses

    The composition of loans receivable at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Residential mortgage:
One-to-four family	$144,705	$144,966
Home equity	36,833	36,847

	181,538	181,813

Commercial and multi-family real estate	39,439	31,637
Construction	12,955	12,651
Commercial and industrial	10,429	9.663

	62,823	53,951
Consumer:
Deposit accounts	906	913
Automobile	27	30
Personal	27	32
Overdraft protection	176	177

	1,136	1,152

	245,497	236,916

Loans in process	(2,269)	(1,499)
Deferred loan fees	(377)	(334)

	$242,851	$235,083

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

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities, when required, on the consolidated statement of financial condition. The allowance for credit losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. All, or part, of the principal balance of loans receivable that are deemed uncollectible is charged against the allowance for loan losses when management determines that the repayment of that amount is highly unlikely.  Any subsequent recoveries are credited to the allowance for loan losses.   Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis - earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.

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

The estimated fair values of the non-real estate collateral, such as accounts receivable, inventory and equipment, are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging schedule or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

The evaluation of the need and amount of the allowance for impaired loans and whether a loan can be removed from impairment status is made on a quarterly basis.  The Company’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following tables present impaired loans by class, segregated by those for which a related allowance was required and those for which a related allowance was not necessary as of March 31, 2015 and December 31, 2014.  The average recorded investment and interest income recognized is presented for the three-month periods ended March 31, 2015 and 2014.

	March 31, 2015			December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential mortgage
One-to-four family	$14,545	$15,234	$-	$14,479	$15,168	$-
Home equity	1,323	1,417	-	734	828	-
Commercial and multi-family real estate	1,856	2,320	-	1,328	1,386	-
Construction
One-to-four family occupied	-	-		-	-
Other	500	500	-	564	638	-
Commercial and industrial	723	1,263	-	727	1,266	-
	18,947	20,734	-	17,832	19,286	-
With an allowance recorded:
Residential mortgage
One-to-four family	119	119	2	-	-	-
Home equity	-	-	-	-	-	-
Commercial and multi-family real estate	-	-	-	544	943	7
Construction
One-to-four family occupied	-	-	-	-	-	-
Other	64	138	21	-	-	-
Commercial and industrial	-	-	-	-	-	-
	183	257	23	544	943	7
Total:
Residential mortgage
One-to-four family	14,664	15,353	2	14,479	15,168	-
Home equity	1,323	1,417	-	734	828	-
Commercial and multi-family real estate	1,856	2,320	-	1,872	2,329	-
Construction
One-to-four family occupied	-	-	-	-	-	-
Other	564	638	21	564	638	7
Commercial and industrial	723	1,263	-	727	1,267	-
	$19,130	$20,991	$23	$18,376	$20,229	$7

As of March 31, 2015 and December 31, 2014, impaired loans listed above included $16.5 million and $16.1 million, respectively, of loans previously modified in TDRs and as such are considered impaired under GAAP.  As of March 31, 2015 and December 31, 2014, $11.9 million and $11.5 million, respectively, of these loans have been performing in accordance with their modified terms for an extended period of time and as such  have been removed from non-accrual status and are considered performing.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Residential:
One-to-four family	$14,512	$157	$15,376	$163
Home equity	1,029	10	1,640	6
Commercial and multi-family real estate	1,592	21	1,096	9
Construction
One-to-four family occupied	-	-	1,707	24
Other	532	3	750	8
Commercial and industrial	725	12	659	7
	18,390	203	21,228	217
With an allowance recorded:
Residential mortgage:
One-to-four family	59	-	269	-
Home equity	-	-	134	-
Commercial and multi-family real estate	272	-	559	10
Construction
One-to-four family occupied	-	-	-	-
Other	32	1	137	1
Commercial and industrial	-	-	177	1
Consumer	-	-	2	-
	363	1	1,278	12
Total:
Residential mortgage:
One-to-four family	14,571	157	15,645	163
Home equity	1,029	10	31,774	6
Commercial and multi-family real estate	1,864	21	1,655	19
Construction
One-to-four family occupied	-	-	1,707	24
Other	564	4	887	9
Commercial and industrial	725	12	836	8
Consumer	-	-	2	-
	$18,753	$204	$22,506	$229

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

The following tables present the classes of the loans receivable portfolio summarized by the aggregate “Pass” and the criticized categories of “Special Mention”, “Substandard”, “Doubtful” and “Loss” within the internal risk rating system as of March 31, 2015 and December 31, 2014:

As of March 31, 2015	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Commercial and multi-family real estate	$35,358	$2,384	$1,601	$-	$-	$39,343
Construction
One-to-four family
owner occupied	1,942	-	-	-	-	1,942
Other	8,010	624	44	-	21	8,699
Residential:
One-to-four family	138,326	462	5,688		2	144,478
Home equity	35,637	-	1,194			36,831
Commercial and Industrial	9,555	100	767	-	-	10,422
Consumer	1,127	-	9	-	-	1,136
Total	$229,955	$3,570	$9,303	$-	$23	$242,851

As of December 31, 2014	Pass	Special Mention	Substandard	Doubtful		Loss	Total
	(In thousands)
Commercial and multi-family real estate	$27,617	$2,344	$1,613	$-		$-	$31,574
Construction
One-to-four family
owner occupied	1,760	-	-	-		-	1,760
Other	8,351	940	64	-		-	9,355
Residential:
One-to-four family	139,946	465	4,332		-	-	144,743
Home equity	36,243	-	602		-	-	36,845
Commercial and Industrial	8,781	102	771	-		-	9,654
Consumer	1,143	-	9	-		-	1,152
Total	$223,841	$3,851	$7,391	$-		$-	$235,083

Management further monitors the performance and credit quality of the loan receivable portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables represent the classes of the loans receivable portfolio summarized by aging categories of performing loans and non-accrual loans as of March 31, 2015 and December 31, 2014:

As of March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage:
One-to-four family	$2,943	1,497	1,415	5,855	$138,623	$144,478	$4,316	$235
Home equity	253	-	267	520	36,311	36,831	1,023	50
Commercial and multi-family
real estate	-	-	1,227	1,227	38,116	39,343	1,227	-
Construction
One-to-four family
owner occupied	-	-	-	-	1,942	1,942	-	-
Other	498	-	64	562	8,137	8,699	64	-
Commercial and industrial	50	-	216	266	10,156	10,422	624	-
Consumer	-	-	-	-	1,136	1,136	-	-
Total	$3,744	$1,497	$3,189	$8,430	$234,421	$242,851	$7,254	$285

As of December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Nonaccrual Loans	Loans Receivable > 90 Days and Accruing
	(In thousands)
Residential Mortgage:
One-to-four family	$2,271	901	1,266	4,438	$140,305	$144,743	$3,360	$360
Home equity	98	-	223	321	36,524	36,845	430	-
Commercial and multi-family real estate	-	-	1,239	1,239	30,335	31,574	1,239	-
Construction
One-to-four family
owner occupied	-	-	-	-	1,760	1,760	-	-
Other	-	65	-	65	9,290	9,355	65	-
Commercial and industrial	260	-	169	429	9,225	9,654	628	-
Consumer	-	-	-	-	1,152	1,152	-	-
Total	$2,629	$966	$2,897	$6,492	$228,591	$235,083	$5,722	$360

Allowance for Loan Losses

The following tables summarize the allowance for loan losses, by the portfolio segment, segregated into the amounts required for loans individually evaluated for impairment and the amounts required for loans collectively evaluated for impairment as of March 31, 2015 and December 31, 2014.  The activity in the allowance for loan losses is presented for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	As of March 31, 2015
	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$2,025	$899	$327	$308	$6	$12	$3,577
Ending balance: individually evaluated for impairment	$2	$-	$21	$-	$-	$-	$23
Ending balance: collectively evaluated for impairment	$2,023	$899	$306	$308	$6	$12	$3,554

Loans receivables:
Ending balance	$181,309	$39,343	$10,641	$10,422	$1,136	$-	$242,851
Ending balance: individually evaluated for impairment	$15,987	$1,856	$564	$723	$-	$-	$19,130
Ending balance: collectively evaluated for impairment	$165,322	$37,487	$10,077	$9,699	$1,136	$-	$223,721

	As of December 31, 2014
	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Ending balance	$2,109	$885	$317	$290	$6	$27	$3,634
Ending balance: individually evaluated for impairment	$-	$7	$-	$-	$-	-	$7
Ending balance: collectively evaluated for impairment	$2,109	$878	$317	$290	$6	$27	$3,627

Loans receivables:
Ending balance	$181,588	$31,574	$11,115	$9,654	$1,152	-	$235,083
Ending balance: individually evaluated for impairment	$15,213	$1,872	$564	$727	$-	-	$18,376
Ending balance: collectively evaluated for impairment	$166,375	$29,702	$10,551	$8,927	$1,152	-	$216,707

	Three Months Ended March 31, 2015
	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,109	$885	$317	$290	$6	$27	$3,634
Charge-offs	(7)	-	-	-	-	-	(7)
Recoveries	2	-	-	-	-	-	2
(Credit) provision	(79)	14	10	18	-	(15)	(52)
Ending balance	$2,025	$899	$327	$308	$6	$12	$3,577

	Three Months Ended March 31, 2014
	Residential Mortgage	Commercial and Multi-Family Real Estate	Construction	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,366	$619	$286	$293	$12	$3	$3,579
Charge-offs	-	-	-	-	(2)		(2)
Recoveries	-	-	-	-	-		-
(Credit) provision	(49)	95	26	80		(2)	150
Ending balance	$2,317	$714	$312	$373	$10	$1	$3,727

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

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $16.5 million and $16.1 million at March 31, 2015 and December 31, 2014 respectively.  The majority of the Bank’s TDRs are on accrual status.  TDRs on accrual status were $11.9 million and $11.5 million at March 31, 2015 and December 31, 2014, while TDRs on non-accrual status were $2.7 million and $3.4 million at these respective dates.  At March 31, 2015 and December 31, 2014, the allowance for loan losses included specific reserves of $73,000 and $7,000, respectively, related to TDRs.

The following table summarizes by class TDRs during the three months ended March 31, 2015 and 2014.  There was one home equity loan that was modified in TDR during the three months ended March 31, 2015.  An interest only period was initiated until October 2016 after which the loan is on a fifteen year amortization schedule.  There was one residential mortgage loan modified in TDR during the three months ended March 31, 2014. The loan was re-amortized based on its current balance with no changes to interest rate or remaining term.

	Three Months Ended March 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
Home equity	1	$167	$167

Total	1	$167	$167

	Three Months Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)
Residential Mortgage
One-to-four family	1	$235	$255

Total	1	$235	$255

The Bank did not have any loans modified in troubled debt restructuring during the previous 12 months and for which there was a subsequent payment default during the three months ended March 31, 2015.
The following table summarizes loans modified in troubled debt restructurings during the previous 12 months and for which there was a subsequent default during the three months ended March 31, 2014.

	Three Months Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
		(In thousands)

Commercial and multi-family real estate	1	$49	$23

Total	1	$49	$23

We may obtain physical possession of residential real estate collateralizing a consumer mortgage loan via foreclosure or an in-substance repossession.  As of March 31, 2015, we held foreclosed residential real estate properties with a carrying value of $1.0 million as a result of obtaining physical possession.  In addition, as of March 31, 2015, we had consumer loans with a carrying value of $1.0 million collateralized by residential real estate property for which formal foreclosure proceedings were in process.

Note 8 - Securities Held to Maturity

The amortized cost of securities held to maturity and their estimated fair values as of March 31, 2015 and December 31, 2014, are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015	(In Thousands)

U.S U.S. Government agencies:
Due after one year to five years	$21,000	$7	$84	$20,923
Due after five through ten years	11,180	7	93	11,094
Due after ten years	12,000	-	235	11,765

	44,180	14	412	43,782

Mortgage-backed securities	25,101	763	62	25,802

Corporate bonds:
Due after one year to five years	3,101	44	3	3,142
Due after five through ten years	1,500	4	2	1,502
	4,601	48	5	4,644

Certificates of deposit:
Due within one year	1,405	2	-	1,407
Due after one year to five years	2,941	29	-	2,970

	4,346	31	-	4,377

	$78,228	$856	$479	$78,605

Note 8 - Securities Held to Maturity - Continued

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014	(In Thousands)

U.S U.S. Government agencies:
Due after one year to five years	$19,000	$-	$270	$18,730
Due after five through ten years	13,180	-	303	12,877
Due thereafter	12,000	-	394	11,606
	44,180	-	967	43,213

Mortgage-backed securities	25,426	567	184	25,809

Corporate bonds:
Due after one through five years	3,111	35	9	3,137
Due after five through ten years	1,500	2	3	1,499
	4,611	37	12	4,636

Certificates of deposit:
Due within one year	1,380	3	-	1,383
Due after one through five years	2,921	14	1	2,934
	4,301	17	1	4,317

	$78,518	$621	$1,164	$77,975

All mortgage-backed securities at March 31, 2015 and December 31, 2014 have been issued by FNMA, FHLMC or GNMA and are secured by one-to-four family residential real estate. The amortized cost and estimated fair value of securities held to maturity at March 31, 2015 and December 31, 2014, as shown above, are reported by contractual maturity.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities held to maturity during the three months ended March 31, 2015 or 2014.  At March 31, 2015 and December 31, 2014, securities held to maturity with a fair value of approximately $1.0 million and $992,000, respectively, were pledged to secure public funds on deposit.

Note 8 - Securities Held to Maturity - Continued

The following tables set forth the gross unrealized losses and fair value of securities in an unrealized loss position as of March 31, 2015 and December 31, 2014, and the length of time that such securities have been in a continuous unrealized loss position:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2015:
U.S. Government agencies	$-	$-	$39,595	412	$39,595	$412
Mortgage-backed securities	4	-	5,864	62	5,868	62
Corporate bonds	998	2	1,023	3	2,021	5
Certificates of deposit	-	-	-	-	-	-

	$1,002	$2	$46,482	$477	$47,484	$479

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2014
U.S. Government agencies	$-	$-	$43,213	$967	$43,213	$967
Mortgage-backed securities	12	-	13,499	184	13,511	184
Corporate bonds	998	3	1,020	9	2,018	12
Certificates of deposit	489	1	-	-	489	1

	$1,499	$4	$57,732	$1,160	$59,231	$1,164

At March 31, 2015, management concluded that the unrealized losses summarized above (which related to twenty-one U.S. Government agency bonds, seven mortgage-backed securities and three corporate bonds, compared to thirty-one U.S. Government agency bonds, fourteen mortgage-backed securities, three corporate bonds and two certificate of deposit as of December 31, 2014) are temporary in nature since they are not related to the underlying credit quality of the issuer.  The Company does not intend to sell these securities and it is not more-likely-than-not that the Company would be required to sell these securities prior to the anticipated recovery of the remaining amortized cost.  Management believes that the losses above are primarily related to the change in market interest rates. Accordingly, the Company has not recognized any other-than-temporary impairment loss on these securities.

Note 9 – Retirement Plans

Periodic expenses for the Company’s retirement plans, which include the Directors’ Retirement Plan and the Executive Incentive Retirement Plan, were as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Service cost	$4	$15
Interest cost	20	23
Amortization of unrecognized loss (gain)	9	(3)
Amortization of past service liability	(7)	1
	$26	$36

The Company previously disclosed in its Transition Form 10-KT as of December 31, 2014 that it expected to contribute $34,000 to the Plan during the current fiscal year.  As of March 31, 2015, the Company contributed $8,500.

Note 10 – Stock Offering and Stock Repurchase Program

During the three months ended March 31, 2015 the Company did not repurchase any shares of its common stock.

Note 11 – Recent Accounting Pronouncements

In January 2014, FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors, which clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this guidance did not have a material impact on our consolidated financial statements

             In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP  The standard was to be effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  In April 2015, the FASB decided to propose a one-year delay of the effective date for the new revenue recognition standard that it issued jointly with the IASB in 2014. The deferral would require public entities to apply the new revenue standard for annual reporting periods beginning after December 15, 2017 (i.e., January 1, 2018 for a calendar year entity), including interim reporting periods therein. Public entities would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016.We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017 or 2018 if FASB elects to delay the effective date.

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

Note 12 – Reclassifications Out of Accumulated Other Comprehensive Income

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss) (a)	Affected Line Item in the Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	(In thousands)
Amortization of defined benefit pension items:
Prior service costs	$7	(b)	$ (1)	Directors compensation
Unrecognized loss	(9)	(b)	(4)	Directors compensation
Unrecognized gain	-	(b)	7	Salary and employee benefits
	(2)		2	Total before tax
	1		(1)	Income tax expense
Total reclassifications for the period	$(1)		$ 1	Net of tax

(a)           Amounts in parenthesis indicate debits to profit/loss.
(b)	These accumulated other comprehensive components are included in the computation of net periodic pension cost. (See Note 9 for additional details).

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

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

General. Total assets were $347.5 million at March 31, 2015, compared to $340.3 million at December 31, 2014, an increase of $7.2 million or 2.1%.  The Company experienced a $7.8 million or 3.4% increase in loans receivable, net and a $320,000 or 18.7% increase in Federal Home Loan Bank of NY stock, while other real estate owned declined by $244,000 or 19.0% at March 31, 2015 compared to December 31, 2014.  Deposits decreased by $308,000 or 0.1%, while advances from the Federal Home Loan Bank of New York (“FHLBNY advance”), increased by $7.1 million or 23.7% at March 31, 2015 compared to December 31, 2014.

The increase in the loans receivable, net balance was attributable to $7.1 million in commercial loan participations that closed in the final month of the quarter.  The Company elected to match fund its participation loans purchased with an FHLBNY advance with a two-month term.

The ratio of average interest-earning assets to average-interest bearing liabilities declined to 117.2% for the three months ended March 31, 2015 as compared to 117.3% for six months ended December 31, 2014.  Stockholders’ equity increased by $265,000 or 0.6% to $41.3 million at March 31, 2015 compared to $41.0 million for the transition period ended December 31, 2014 primarily through earnings growth of $216,000 for the first quarter of 2015.

Loans. Loans receivable, net, increased by $7.8 million or 3.4% from $231.4 million at December 31, 2014 to $239.3 million at March 31, 2015.  Loans receivable, net represent 68.9% of the Company’s assets at March 31, 2015 compared to 68.0% at December 31, 2014.  The Bank’s commercial and multi-family real estate loan portfolio grew by $7.8 million or 24.7% due to the closing on $7.1 million in participation loans, the commercial and industrial portfolio increased by $766,000 on stronger loan demand, the construction loan portfolio grew approximately $304,000 over the first three months of 2015 while all remaining portfolios were consistent to year-end levels with the exception of the one-to-four family portfolio which decreased $261,000.

Securities. Our portfolio of securities held to maturity totaled $78.2 million at March 31, 2015 as compared to $78.5 million at December 31, 2014.   Maturities, calls and principal repayments during the three months ended March 31, 2015 totaled $757,000 and were partially offset by $490,000 of securities purchased during the first quarter of 2015.

Deposits. Total deposits at March 31, 2015 were $265.8 million compared with $266.1 million as of December 31, 2014.  Overall, deposits declined by $308,000 however, non-interest bearing balances increased by $1.9 million and largely offset a decline in interest bearing balances of $2.2 million.  Within non-interest bearing accounts, most of the growth is attributable to increases in business checking accounts.  Savings and club account growth combined to offset some of the decrease in certificates of deposit during the quarter.

Borrowings. Total borrowings at March 31, 2015 were $37.1 million, compared to $30.0 million at December 31, 2014.  The increase was attributable to a two-month term advance totaling $7.1 million which the Company utilized to the fund the commercial loan participations which closed during the quarter.  There were no overnight advances with the Federal Home Loan Bank of New York at March 31, 2015 or December 31, 2014.

Equity. Stockholders’ equity was $41.3 million at March 31, 2015 compared to $41.0 million at December 31, 2014, an increase of $265,000 or 0.6%. The increase in shareholders’ equity was primarily due to a $216,000 increase in retained earnings related to net income coupled with a $42,000 decrease in unallocated common stock held by the ESOP.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General.  The Company had net income of $216,000 for the quarter ended March 31, 2015 compared to net income of $243,000 for the quarter ended March 31, 2014.  Lower levels of net interest income and non-interest income were partially offset by a reduced loan loss provision.  By contrast, non-interest expense increased $141,000 in the first quarter of 2015 versus the comparable 2014 period.

Net Interest Income. Net interest income was $2.4 million for the quarter ended March 31, 2015 compared to $2.5 million for the same period a year ago.  The decrease of $73,000 in net interest income was the result of a lower total interest income of $104,000 which was partially offset by a decrease in total interest expense in the amount of $31,000.

Overall, the yield on interest earning assets declined 6 basis points and, combined with a decrease in the average balances of interest earning assets of $6.3 million, total interest income declined $104,000 for the three months ended March 31, 2015 to $2.9 million from $3.0 million for the comparable period a year ago.  The largest component, loans receivable, net, experienced a $1.5 million increase in average balances while the yield declined by 10 basis points and accounted for $41,000 of the overall decrease.  Securities held to maturity declined on average by $7.2 million and coupled with a 12 basis point decline in yield resulted in lower income of $62,000 when compared to the three months ended March 31, 2014.  Other interest income, consisting primarily of income from FHLBNY stock,  decreased by $1,000 in the three months ended March 31, 2015 as compared to the same period in 2014, primarily due to a $573,000 decrease in average balance offset partially by an increase of 32 basis points in the yield earned.

Interest expense decreased by $31,000 for the three months ended March 31, 2015 from the three months ended March 31, 2014, due to a $10.2 million decrease in average interest-bearing deposit balances as well as a slight decrease in in the average rate of 1 basis point during the period.  Interest expense on deposits decreased $29,000, or 7.4%, as the average balance of deposits decreased by $7.8 million or 3.2%.  The average cost of deposits was relatively unchanged at 0.61% for the quarter ended March 31, 2015 from 0.64% for the three months ended March 31, 2014.  Total interest expense on borrowings was $189,000 for the three months ended March 31, 2015 compared to $191,000 for the three months ended March 31, 2014 and was a result of a $2.4 million decrease in average balances on FHLBNY advances partially offset by an increase in the average cost of 14 basis points.

Provision for Loan Losses.  We recorded a net credit to the provision for loan losses of $52,000 during the quarter ended March 31, 2015, compared to a provision for loan losses of $150,000 during the quarter ended March 31, 2014.    During the quarter ended March 31, 2015, the Company sold an OREO property that resulted in a loss of $77,000 which was charged to OREO expense.  A special reserve within the allowance for loan losses that had previously been established in connection with this loan was reversed.  This reversal, together with the $25,000 provision recorded to the general portion of the allowance for loan losses, resulted in a net credit to the provision for loan losses of $52,000The Company’s management reviews the level of the allowance for loan losses on a quarterly basis based on a variety of factors including, but not limited to, (1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced, (4) the Company’s level of loan growth and (5) the existing level of reserves for loan losses that are probable and estimable.  The Company had $7.5 million in nonperforming loans as of March 31, 2015 compared to $9.1 million as of March 31, 2014.    The allowance for loan losses to total loans ratio was 1.47% at March 31, 2015 compared to 1.58% at March 31, 2014, while the allowance for loan losses to non-performing loans ratio was 47.45% at March 31, 2015 compared to 40.82% at March 31, 2014.  Non-performing loans to total loans and net charge-offs to average loans outstanding ratios were at 3.10% and 0.01%, respectively, at and for the quarter ended March 31, 2015 compared to 3.88% and less than 0.01% at and for the quarter ended March 31, 2014.

Non-Interest Income. Non-interest income was $163,000 for the quarter ended March 31, 2015 compared to $184,000 for the quarter ended March 31, 2014.  The decrease of $21,000 or 11.4% year over year primarily resulted from a decrease of $26,000 or 23.6% in fees and service charges, which was partially offset by an increase of $5,000 or 23.8% in other non-interest income.

Non-Interest Expenses. Non-interest expense was $2.3 million for the quarter ended March 31, 2015 or $141,000 higher than to the $2.1 million for the quarter ended March 31, 2014.  Salaries and benefits, professional fees and other non-interest expense increased by $133,000, $41,000, $38,000, respectively, for the three months ended March 31, 2015 compared to the same three month period a year earlier.  Correspondingly, occupancy and equipment, FDIC assessment, service bureau fees and advertising expense decreased by $29,000, $20,000, $17,000 and $9,000, respectively, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The increase in other non-interest expense was primarily due to an increase in other real estate owned expense during the three month period ended March 31, 2015, and the increase in salaries and benefits was primarily due the addition of a Chief Operating Officer and Chief Lending Officer, both of which started in the first quarter of 2015, as well as normal increases in salaries and benefits expenses.  The increase in professional services was primarily the result of increased legal expenses related to the Bank’s collection efforts for its loan portfolio and expenses related to the Company’s strategic growth plan.  The decrease in FDIC assessment was attributed to a decrease in factors used in calculating the assessment, while the decrease in service bureau fees was primarily a function of volume.

Income Taxes. The income tax expense for the three months ended March 31, 2015 was $121,000 or 35.9% of the reported income before income taxes compared to tax expense of $127,000 or 34.3% of the reported income before income taxes for the three months ended March 31, 2014.

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

At March 31, 2015, the Bank had outstanding commitments to originate loans of $2.9 million, construction loans in process of $2.3 million, unused lines of credit of $19.4 million (including $16.5 million for home equity lines of credit), and standby letters of credit of $28,500. Certificates of deposit scheduled to mature in one year or less at March 31, 2015, totaled $52.3 million.

As of March 31, 2015, the Bank had contractual obligations related to the long-term operating leases for the three branch locations that it leases (Dewy Meadow, RiverWalk and Martinsville).

The Bank generates cash through deposits and/or borrowings from the Federal Home Loan Bank to meet its day-to-day funding obligations when required.  At March 31, 2015, the total loans to deposits ratio was 91.4%. At March 31, 2015, the Bank’s collateralized borrowing limit with the Federal Home Loan Bank was $68.1 million, of which $37.1 million was outstanding. As of March 31, 2015, the Bank also had a $20.0 million line of credit with a financial institution for reverse repurchase agreements (which is a form of borrowing) that it could access if necessary.

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain its status as a well-capitalized institution in accordance with regulatory standards. As of March 31, 2015, the Bank exceeded all applicable regulatory capital requirements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 4 – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2015.

No change in the Company’s internal controls over financial reporting (as defined in Rule l3a-l5(f) promulgated under the Securities Exchange Act of 1934, as amended) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There were no material pending legal proceedings at March 31, 2015 to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A – RISK FACTORS

This item is not applicable to the Company as it is a smaller reporting company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2015.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2015	-	$-	-	59,837
February 1 through 28, 2015	-	-	-	59,837
March 1 through 31, 2015	-	-	-	59,837
Total	-	$-	-

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

MSB FINANCIAL CORP.
(Registrant)

Date May 15, 2015	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer

Date May 15, 2015	/s/ Robert G. Russell, Jr.
Robert G. Russell, Jr.
Senior Vice President and Acting Chief Financial Officer